Form 10-Q
period 2009-09-30
Grubb & Ellis Healthcare REIT II, Inc.
filed 2009-11-04
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-158111 (1933 Act)
GRUBB & ELLIS HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-4008719 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)
(714) 667-8252
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 23, 2009, there were 326,835 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheet as of September 30, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	3

Condensed Consolidated Statement of Equity for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	4

Condensed Consolidated Statement of Cash Flows for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Item 4T. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	64

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2009
(Unaudited)

ASSETS
Cash	$202,000

Total assets	$202,000

LIABILITIES AND EQUITY

Liabilities:
Accrued liabilities	$25,000
Accounts payable due to affiliates	37,000

Total liabilities	62,000

Commitments and contingencies (Note 3)

Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 20,000 shares issued and outstanding	—
Additional paid-in capital	200,000
Accumulated deficit	(62,000)

Total stockholder’s equity	138,000
Noncontrolling interest (Note 5)	2,000

Total equity	140,000

Total liabilities and equity	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 and
for the Period from January 7, 2009 (Date of Inception) through September 30, 2009
(Unaudited)

		Period from January 7, 2009
	Three Months Ended	(Date of Inception) through
	September 30, 2009	September 30, 2009

Expenses:
General and administrative	$62,000	$62,000

Total expenses	62,000	62,000

Net loss	(62,000)	(62,000)

Less: Net income (loss) attributable to noncontrolling interest	—	—

Net loss attributable to controlling interest	(62,000)	(62,000)

Net loss per share — basic and diluted	$(3.10)	$(3.46)

Weighted average number of shares outstanding — basic and diluted	20,000	17,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)

	Stockholder’s Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — January 7, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200,000	—	—	—	200,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000
Net loss	—	—	—	—	(62,000)	—	(62,000)

BALANCE — September 30, 2009	20,000	$—	$200,000	$—	$(62,000)	$2,000	$140,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from January 7, 2009 (Date of Inception) through September 30, 2009
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	25,000
Accounts payable due to affiliates	37,000

Net cash provided by operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000
Noncontrolling interest contribution to operating partnership	2,000

Net cash provided by financing activities	202,000

NET CHANGE IN CASH	202,000
CASH — Beginning of period	—

CASH — End of period	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended September 30, 2009 and for the Period from
January 7, 2009 (Date of Inception) through September 30, 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes for our taxable year ending December 31, 2009, or the first year in which we commence material operations.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. Shares purchased by our executive officers and directors, Grubb & Ellis Securities, Inc., or our dealer manager, Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, or their affiliates did not count towards the minimum offering. On October 15, 2009, excluding shares purchased by our executive officers and directors, our dealer manager and our advisor and its affiliates, as well as residents of Ohio and Tennessee (who are subject to higher minimum offering amounts), we had received and accepted subscriptions in our offering for 224,231 shares of our common stock, or $2,242,000, thereby exceeding the minimum offering (provided, that subscriptions from residents of Ohio and Tennessee will continue to be held in escrow until we have received and accepted subscriptions aggregating at least $20,000,000 and $10,000,000, respectively). See Note 8, Subsequent Events — Status of our Offering for a further discussion.
We will conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor will engage affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.
As of September 30, 2009, we have neither purchased nor contracted to purchase any investments nor has our advisor identified any real estate or real estate-related investments in which it is probable that we will invest.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.
Basis of Presentation
We intend to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2009 own a 99.0% general partnership interest therein. Our advisor is a limited partner and as of September 30, 2009 owns a 1.0% noncontrolling limited partnership interest in the operating partnership.
Our operating partnership currently has no real estate operations and no assets other than the partners’ initial capital contributions. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Interim Unaudited Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. In preparing our accompanying financial statements, management has evaluated subsequent events through November 4, 2009 (the financial statement issue date). We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our Registration Statement on Form S-11 (File No. 333-158111, effective August 24, 2009), as filed with the SEC, or our prospectus.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Restricted Cash Held in Escrow
Restricted funds held in escrow of $793,000, including funds received from shares sold to our executive officers and directors, our dealer manager, and our advisor and its affiliates, as of September 30, 2009, are not included in our assets in our accompanying condensed consolidated balance sheet and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our offering. We were required to raise the minimum offering on or before August 24, 2010 (one year following the commencement of our offering), or the funds raised, including interest, would have been returned to the subscribers. Therefore, as of September 30, 2009, the funds were held in an escrow account and were not released to or available to us until the minimum offering was raised.
On October 15, 2009, we raised the minimum offering and the funds held in escrow were released to us (provided, that subscriptions from residents of Ohio and Tennessee will continue to be held in escrow until we have received and accepted subscriptions aggregating at least $20,000,000 and $10,000,000, respectively).
Income Taxes
We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2009, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.
Segment Disclosure
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or FASB Codification, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2009, we have neither purchased nor contracted to purchase any investments. As such, we evaluate current operations as one segment and do not report segment information.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (not yet contained in FASB Codification). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in FASB Codification Topic 860, Transfer and Servicing), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in FASB Codification Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (not yet contained in FASB Codification), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Other Organizational and Offering Expenses
Our other organizational and offering expenses are being paid by our advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. As of September 30, 2009, our advisor and its affiliates have incurred expenses of $1,773,000 on our behalf. These costs are not recorded in our condensed consolidated balance sheet because such costs were not our liability until we reach the minimum offering, and then only to the extent that other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering. When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholder’s equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering.
4. Related Party Transactions
We entered into the Advisory Agreement and a dealer manager agreement, or the Dealer Manager Agreement, with our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses, related to our offering. In the aggregate, for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $37,000 to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager will receive selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. Our dealer manager did not receive selling commissions for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009. Selling commissions are not recorded in our accompanying condensed consolidated financial statements because such commissions were not our liability since we had not raised the minimum offering as of September 30, 2009. When recorded by us, selling commissions will be charged to stockholder’s equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager will receive a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager did not receive dealer manager fees for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009. Dealer manager fees are not recorded in our accompanying condensed consolidated financial statements because such dealer manager fees were not our liability since we had not raised the minimum offering as of September 30, 2009. When recorded by us, dealer manager fees will be charged to stockholder’s equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Organizational and Offering Expenses
Our other organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. We did not incur other organizational and offering expenses for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009. Other organizational and offering expenses are not recorded in our accompanying condensed consolidated financial statements because such expenses were not our liability since we had not raised the minimum offering as of September 30, 2009. When recorded by us, such expenses will be charged to stockholder’s equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates will receive an acquisition fee of up to 2.75% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such acquisition fees to our advisor or its affiliates.
Development Fee
Our advisor or its affiliates will receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor elects to receive an acquisition fee based on the cost of such development.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such acquisition expenses to our advisor and its affiliates, including amounts our advisor or its affiliates incurred to third parties.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operational Stage
Asset Management Fee
Our advisor or its affiliates will be paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur an asset management fee to our advisor or its affiliates. When incurred by us, the asset management fee will be included in general and administrative in our condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates will be paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our advisor or its affiliates. Our advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to the advisor, or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our advisor or its affiliates, we will pay our advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided, however, that in no event will we pay both a property management fee and an oversight fee to our advisor or its affiliates with respect to the same property.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur a property management fee to our advisor and its affiliates.
On-site Personnel and Engineering Payroll
We will reimburse our advisor or its affiliates for on-site personnel and engineering incurred on our behalf. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any on-site personnel and engineering payroll to our advisor and its affiliates.
Lease Fees
We may pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any lease fees to our advisor and its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such construction management fee to our advisor or its affiliates.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Expenses
We will reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, beginning with the four consecutive fiscal quarters ending June 30, 2010, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $37,000, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Related Party Services Agreement
We entered into a services agreement, effective September 21, 2009, with Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one-year terms. Since our transfer agent is an affiliate of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires our transfer agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.
As an other organizational and offering expense, subscription agreement processing expenses, when incurred, will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering. Investor services, when incurred by us, will be included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any related party services to our advisor and its affiliates.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such services to our advisor and its affiliates.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors (including a majority of our independent directors), upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such disposition fees.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such distributions.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur such distributions.
Accounts Payable Due to Affiliates
As of September 30, 2009, we had $37,000 in general and administrative expenses due to Grubb & Ellis Equity Advisors.
5. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2009, no shares of preferred stock were issued and outstanding.
Common Stock
We are offering and selling to the public up to 300,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 30,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP for $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.
On February 4, 2009, our advisor purchased 20,000 shares of common stock for total cash consideration of $200,000 and was admitted as the initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make such capital contribution to our operating partnership.
Common Stock Held in Escrow
As of September 30, 2009, in connection with our offering, we received subscriptions of 69,688 shares of our common stock, or $692,000, including shares sold to our executive officers and directors, our dealer manager, and our advisor and its affiliates. On October 15, 2009, we raised the minimum offering and the funds held in escrow were released to us (provided, that subscriptions from residents of Ohio and Tennessee will continue to be held in escrow until we have received and accepted subscriptions aggregating at least $20,000,000 and $10,000,000, respectively). See Note 8, Subsequent Events — Status of our Offering for a further discussion.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. No reinvestment of distributions were made for the period from January 7, 2009 (Date of Inception) through September 30, 2009.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. The share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Funds for the repurchase of shares will come exclusively from the proceeds we receive from the sale of shares under the DRIP. No share repurchases were made for the period from January 7, 2009 (Date of Inception) through September 30, 2009.
2009 Incentive Plan
Under the terms of the 2009 Incentive Plan, or our incentive plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, will be no more than 2,000,000 shares. As of September 30, 2009, we have not granted any awards under our incentive plan.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of September 30, 2009, we owned a 99.0% general partnership interest in our operating partnership and our advisor owned a 1.0% limited partnership interest in our operating partnership. As such, 1.0% of the earnings of our operating partnership are allocated to noncontrolling interest of limited partner.
6. Subordinated Distribution Upon Termination
Upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive, in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
7. Per Share Data
We report earnings (loss) per share pursuant to FASB Codification Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of September 30, 2009, we did not have any securities that give rise to potentially dilutive shares of our common stock.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
8. Subsequent Events
Status of our Offering
As of October 15, 2009, excluding shares purchased by our executives officers and directors, our dealer manager and our advisor and its affiliates, as well as residents of Ohio and Tennessee (who are subject to higher minimum offering amounts), we had received and accepted subscriptions in our offering for 224,231 shares of our common stock, or $2,242,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our prospectus (provided, that subscriptions from residents of Ohio and Tennessee will continue to be held in escrow until we have received and accepted subscriptions aggregating at least $20,000,000 and $10,000,000, respectively).
As of October 23, 2009, we had received and accepted subscriptions in our offering for 291,835 shares of our common stock, or $2,913,000, excluding subscriptions from residents of Ohio and Tennessee and shares of our common stock issued under the DRIP.
Declaration of Distribution
On October 21, 2009, our board of directors authorized a daily distribution to be paid to our stockholders of record as of the close of business on each day of the period commencing on the closing date of our first property acquisition and ending on March 31, 2010. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.0017808 per share of our common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the December, January, February and March periods would be paid in January, February, March and April 2010, respectively. The distributions will be payable to our stockholders only from legally available funds therefor.
Independent Director Stock Grants
On October 21, 2009, we granted an aggregate of 15,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying interim unaudited condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such interim unaudited condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2009, together with our results of operations for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 and cash flows for the period from January 7, 2009 (Date of Inception) through September 30, 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering, or our offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a REIT for federal income tax purposes for our taxable year ending December 31, 2009, or the first year in which we commence material operations.
We are conducting our offering in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share, aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. Shares purchased by our executive officers and directors, by Grubb & Ellis Securities, Inc., or our dealer manager, by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, or by its affiliates did not count towards the minimum offering. On October 15, 2009, excluding shares purchased by our executive officers and directors, our dealer manager and our advisor and its affiliates, as well as residents of Ohio and Tennessee (who are subject to higher minimum offering amounts), we had received and accepted subscriptions in our offering for 224,231 shares of our common stock, or $2,242,000, thereby exceeding the minimum offering.

We will conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an Advisory Agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor will engage affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor.
As of September 30, 2009, we have neither purchased nor contracted to purchase any investments nor has our advisor identified any real estate or real estate-related investments in which it is probable that we will invest.
Critical Accounting Policies
We believe that our critical accounting policies once we commence material operations will be those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates will be made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We require that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or FASB Codification, Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which will be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses will be incurred. Tenant reimbursements will be recognized and presented in accordance with FASB Codification Subtopic 605-45, Revenue Recognition — Principal Agent Consideration. Such guidance requires that these reimbursements be recorded on a gross basis, as we will generally be the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We will recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables will be carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We will also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances will be based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives. The cost of improvements will be depreciated on straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment will be depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss reflected in operations.
Impairment
Our properties will be carried at historical cost less accumulated depreciation. We will assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include the following:
•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that would be expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.
Properties Held for Sale
We will account for our properties held for sale in accordance with FASB Codification Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.
In accordance with FASB Codification Topic 360, Property, Plant, and Equipment, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:
•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
Purchase Price Allocation
In accordance with FASB Codification Topic 805, Business Combinations, we, with assistance from independent valuation specialists, will allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) will be based upon our determination of the value of the property as if it were to be replaced and vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property will be allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed.
The value allocable to the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases will be included in identified intangible assets, net in our condensed consolidated balance sheet and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values will be included in identified intangible liabilities, net in our condensed consolidated balance sheet and will be amortized to rental income over the remaining non-cancelable lease term plus any renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired will be further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs will be included in identified intangible assets, net in our condensed consolidated balance sheet and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships will be included in identified intangible assets, net in our condensed consolidated balance sheet and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market lease term.
The value allocable to above or below market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt will be included in mortgage loan payables, net on our condensed consolidated balance sheet and will be amortized to interest expense over the remaining term of the assumed mortgage.
These allocations will be subject to change based on information identified at the time of purchase which confirms the value of an asset or liability received in an acquisition of property.

Qualification as a REIT
We have not yet qualified as a REIT. We intend to qualify and make the election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, when we file our tax return for the taxable year ending December 31, 2009, or the first year in which we commence material operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this report.
Rental Income
The amount of rental income generated by our future properties will depend principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Offering Proceeds
If we fail to raise significant proceeds above our minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our on-going compliance with the Sarbanes-Oxley Act, we will be providing management’s assessment of our internal control over financial reporting as of December 31, 2010.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
For the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we had a net loss of approximately $62,000, or $3.10 per share, and approximately $62,000, or $3.46 per share, respectively, due to general and administrative expenses primarily related to directors’ and officers’ liability insurance of $19,000, board of directors fees of $23,000 and legal fees of $17,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
Liquidity and Capital Resources
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. The capital required to purchase real estate and real estate-related investments will be obtained from our offering and from any indebtedness that we may incur. We have been initially capitalized with $200,000 from the sale of 20,000 shares of our common stock to our advisor and our advisor has invested $2,000 in our operating partnership for a total of $202,000 in cash as of September 30, 2009.
As such, cash flows from financing activities for the period from January 7, 2009 (Date of Inception) through September 30, 2009, were $202,000. We had no cash flows from operating or investing activities for the period from January 7, 2009 (Date of Inception) through September 30, 2009.
As of September 30, 2009, we had accrued liabilities and accounts payable due to affiliates in the amount of approximately $62,000 for an insurance premium for directors’ and officers’ liability insurance, directors’ fees and legal fees. As of September 30, 2009, we had no outstanding debt.
We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and our dealer manager, which during our offering include payments to our advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowing, and the net proceeds of our offering. However, there may be a delay between the sale of our shares of common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our advisor will evaluate potential investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Investors should be aware that after a purchase contract for a property is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, market evaluation, review of leases, review of financing options and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. Until we invest the proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold and the resulting amount of the net proceeds available for investment as well as our ability to arrange debt financing.
When we acquire a property, our advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Distributions
We have not paid any distributions as of September 30, 2009. The amount of the distributions to our stockholders will be determined quarterly by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.
Financing
We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes.
As of September 30, 2009, we have neither purchased nor contracted to purchase any investments, thus consequently, we have not incurred any debt.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 3, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of September 30, 2009, we did not have any outstanding debt.
Contractual Obligations
As of September 30, 2009, we did not have any contractual obligations.
Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.
Although we have not acquired any real estate properties or real estate-related investments as of September 30, 2009, we are disclosing FFO and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.
Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. Our FFO reporting complies with NAREIT’s policy described above.

The following is the calculation of FFO for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009.

		Period from January 7, 2009
	Three Months Ended	(Date of Inception) through
	September 30,	September 30,
	2009	2009

Net loss	$(62,000)	$(62,000)
Add:
Net loss attributable to noncontrolling interests	—	—
Depreciation and amortization	—	—

FFO	$(62,000)	$(62,000)

FFO per share — basic and diluted	$(3.10)	$(3.46)

Weighted average common shares outstanding — basic and diluted	20,000	17,895

Net Operating Income
Although we have not acquired any real estate properties or real estate-related investments as of September 30, 2009, we are disclosing net operating income and intend to disclose net operating income in future filings because we believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009.

		Period from January 7, 2009
	Three Months Ended	(Date of Inception) through
	September 30,	September 30,
	2009	2009

Net loss	$(62,000)	$(62,000)
Add:
General and administrative	62,000	62,000
Depreciation and amortization	—	—
Interest expense	—	—
Less:
Interest and dividend income	—	—

Net operating income	$—	$—

Subsequent Events
For a discussion of subsequent events, see Note 8, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of September 30, 2009, we had limited exposure to financial market risks.
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4.	Controls and Procedures.
Not applicable.

Item 4T.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2009 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and our subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and subject to our board of directors’ discretion. Our board of directors may also amend, suspend or terminate our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross offering proceeds from our best efforts initial public offering, or our offering, to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.
Our offering may be considered a “blind pool” offering because we have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our offering.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, our offering may be considered a “blind pool” offering because investors in our offering are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.

We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other investment programs sponsored or managed by Grubb & Ellis Company or its affiliates may not be an accurate predictor of our future results.
We were formed in January 2009, and we commenced our offering in August 2009, and thus we have a limited operating history. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a real estate investment trust, or REIT, with a substantial operating history, and our stockholders should not rely on the past performance of other investment programs sponsored or managed by Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, or its affiliates, or the Grubb & Ellis Group, to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:
•	identify and acquire investments that further our investment strategy;

•	build, expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors in us; and

•	build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
If we raise substantially less than 330,000,000 shares of our common stock, or the maximum offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of our stockholders’ investments may fluctuate more widely with the performance of specific investments.
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby Grubb & Ellis Securities, Inc., or our dealer manager, and the broker-dealers participating in our offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot make assurances as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We face competition for the acquisition of medical office buildings and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on their investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings or healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP. In addition, our board of directors reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and they also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if they deem it necessary or desirable to do so.

Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.
We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Finally, upon the termination of the Advisory Agreement as a result of the internalization of our advisor into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will negotiate the compensation to be payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to (1) the listing of the shares of our common stock on a national securities exchange, (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company, and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, or our offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of the offering price from the sale of shares of our common stock in our offering is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) the market value of our company after we list the shares of our common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
Our board of directors may change our investment objectives without seeking our stockholders’ approval.
Our board of directors may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in their best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

Risks Related to Our Business
We may not have sufficient cash available from operations to pay distributions, and, therefore, we may pay distributions from the net proceeds of our offering or from borrowings in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. We expect to pay monthly distributions to our stockholders, but we have no plans regarding when distributions will commence. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify or maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we may use the net proceeds from our offering or borrowed funds to pay cash distributions to our stockholders in order to qualify or maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital.
We may suffer from delays in locating suitable investments, which could reduce our ability to pay distributions to our stockholders and reduce their return on their investment.
There may be a substantial period of time before the proceeds of our offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find additional suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.
The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, our stockholders’ investment in shares of our common stock could suffer.
We expect to pay monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay distributions to them or that the amount of distributions will increase over time. Should we fail for any reason to distribute at least 90.0% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.
We are uncertain of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.
We intend to use the gross proceeds of our offering to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified any sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and, therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes.
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

The recent market disruptions may adversely affect our operating results and financial condition.
The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the United States of America, or the U.S., and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:
•	Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Valuations — The recent market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.
Increasing vacancy rates for commercial real estate resulting from recent disruptions in the financial markets and deteriorating economic conditions could reduce revenue and the resale value of our properties.
We will depend upon tenants for a majority of our revenue from real property investments. Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. According to AMNews, a publication of the American Medical Association, medical office vacancies rose by one percentage point, to 11.0%, in 2008. Reduced demand for medical office buildings and healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.
The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flows and the amount available for distributions to our stockholders. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our cash flows and the amounts available for distributions to our stockholders may be adversely affected.
Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.
We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.
We may incur additional costs in acquiring or re-leasing properties, which could adversely affect the cash available for distribution to our stockholders.
We may invest in properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs. We also may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant. These consequences could adversely affect our revenues and reduce the cash available for distribution to our stockholders.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and decrease our stockholders’ return on their investment.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to stockholders.
We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.
We may acquire properties by issuing limited partnership units in Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership, in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success is dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our periodic filings with the United States Securities and Exchange Commission, or the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its own operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the officers and employees of our sponsor, who manage our advisor, in particular Mr. Hanson, Mr. Prosky and Ms. Biller, each of whom would be difficult to replace. Mr. Hanson, Mr. Prosky and Ms. Biller currently serve as executive officers of our company, and Mr. Hanson and Mr. Prosky currently serve as two of our directors. Each of Mr. Hanson, Mr. Prosky and Ms. Biller have irrevocably agreed that they will resign from their respective positions with the company in the event that the respective person is no longer employed by our sponsor or its successors. Each of Mr. Hanson’s and Ms. Biller’s employment agreement with our sponsor expires in mid-November, and Mr. Prosky does not have an employment agreement with our sponsor. In the event that our sponsor does not continue to employ either Mr. Hanson or Ms. Biller after the expiration of their respective employment agreement, such person would automatically resign from our company. Similarly, if Mr. Hanson, Mr. Prosky or Ms. Biller are no longer employed by our sponsor, for any reason, such person would automatically resign from our company. The termination of Mr. Hanson’s, Mr. Prosky’s or Ms. Biller’s employment with our sponsor could have a materially adverse effect on our success and our sponsor may not be able to attract and hire as capable individuals to replace Mr. Hanson, Mr. Prosky and/or Ms. Biller. We do not have key man life insurance on any of our sponsor’s key personnel. If our advisor or our sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
The fees we will pay our advisor under the Advisory Agreement and the distributions payable to our advisor under our operating partnership agreement will not be determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with an unrelated party.
Our independent directors relied on information and recommendations provided by our advisor to determine the fees and distributions payable to our advisor and its affiliates under the Advisory Agreement and pursuant to the subordinated participation interest in our operating partnership. As a result, these fees and distributions cannot be viewed as having been determined on an arm’s-length basis and we cannot assure our stockholders that an unaffiliated party would not be willing and able to provide to us the same services at a lower price.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of our common stock on a national securities exchange, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor shall be entitled to receive a distribution equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Finally, upon the termination of the Advisory Agreement as a result of our advisor’s internalization into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will agree on the compensation payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time.

If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.
If we internalize our management functions, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests and could reduce the net income per share and funds from operations per share attributable to their investment.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of shares of our common stock.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor may not be employed by us, but instead may remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our success is dependent on the performance of our sponsor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor, Grubb & Ellis. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our sponsor’s industry. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations, and financial condition could also suffer.

Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:
•	poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•	one or more lenders under our lines of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.
The length and severity of any economic slow down or downturn cannot be predicted. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally-insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.
Our advisor and its affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.
In the past, our sponsor or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by our sponsor or its affiliates. Our advisor and its affiliates, including our sponsor, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.

Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of relationships among us, our officers, our advisor and its affiliates, including the material conflicts discussed below.
We may compete with other Grubb & Ellis Group programs for investment opportunities. As a result, our advisor may not cause us to invest in favorable investment opportunities which may reduce our returns on our investments.
Our sponsor, Grubb & Ellis, or its affiliates, have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of the other Grubb & Ellis Group programs managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another Grubb & Ellis Group program. We cannot be sure that officers and employees acting for or on behalf of our advisor and on behalf of managers of other Grubb & Ellis Group programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor and other entities or programs managed by its affiliates, our advisor may not cause us to invest in favorable investment opportunities that our advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.
We will rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Grubb & Ellis Realty Investors, LLC, an affiliate of our advisor, has entered into an agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) pursuant to which Healthcare Trust of America, Inc. will have a right of first refusal with respect to certain investment opportunities identified by Grubb & Ellis Realty Investors, LLC.
We will rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Pursuant to an agreement between Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, an affiliate of our advisor, and Healthcare Trust of America, Inc., in the event that Grubb & Ellis Realty Investors identifies an investment opportunity for which greater than 50.0% of the gross rentable space at such property is leased to, or is reasonably expected to be leased to, one or more medical or healthcare-related tenants, which we refer to as a qualified investment opportunity, Healthcare Trust of America, Inc. will have the first opportunity to invest in such qualified investment opportunity. Our advisor and its affiliates intend to provide qualified investment opportunities to Grubb & Ellis Realty Investors to present to Healthcare Trust of America, Inc. pursuant to this right of first refusal, such that qualified investment opportunities may be rendered unavailable for acquisition by us. This right of first refusal will remain in effect so long as monies raised for Healthcare Trust of America, Inc. by an affiliate of our advisor through August 28, 2009 are available for funding new acquisitions of qualified investment opportunities by Healthcare Trust of America, Inc.
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of our stockholders’ investment.
All of our officers also are officers or employees of our sponsor, our advisor, and other affiliated entities that will receive fees in connection with our offering and our operations. In addition, Mr. Hanson, Mr. Prosky, Ms. Biller, Ms. Johnson and Ms. Lo each own a less than 1.0% interest in our sponsor. In addition, Mr. Hanson, Mr. Prosky, Ms. Biller, Ms. Johnson and Ms. Lo each hold options to purchase a de minimis amount of our sponsor’s outstanding common stock. Mr. Hanson and Ms. Biller each own a de minimis interest in several other Grubb & Ellis Group programs.

Some of the Grubb & Ellis Group programs in which our officers have invested and to which they provide services, have investment objectives similar to our investment objectives. These individuals have legal and fiduciary obligations to these entities which are similar to those they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investment.
Our advisor’s officers will face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.
Certain of the officers of our advisor will face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.
Our advisor will face conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in our stockholders’ long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders’ long-term best interest. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as disclosed in our prospectus. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders. In that regard, our advisor or its affiliates receives an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions.
Our advisor may receive economic benefits from its status as a limited partner without bearing any of the investment risk.
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 8.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.

The distribution payable to our advisor may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange, if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to the advisor.
We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
We may acquire assets from affiliates of our advisor. Further, we may also dispose of assets to affiliates of our advisor. Affiliates of our advisor may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.
If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.
In the event that we enter into a joint venture with any other program sponsored or advised by our sponsor or one of its affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Grubb & Ellis Group programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Grubb & Ellis Group programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:
•	future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to the 2009 Incentive Plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests after our stockholders’ purchase shares of our common stock in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.
Our charter authorizes our board of directors to issue up to 200,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:
•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell their shares of our common stock.
Our stockholders’ ability to control our operations is severely limited.
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock, increase or decrease the number of our shares of any class or series that we have the authority to issue, effect certain reverse stock splits, or qualify as a real estate investment trust under the Internal Revenue Code;
•	our dissolution; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.

Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.
Maryland takeover statutes may deter others from seeking to acquire us and prevent our stockholders from making a profit in such transaction.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to our affiliates. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify or hold harmless our directors, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares of our common stock.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•	any person who beneficially owns 10.0% or more of the voting power of the corporation’s outstanding voting stock; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10.0% or more of the voting power of the then outstanding stock of the corporation.
A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•	80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares of stock held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed or our board of directors fails to first approve the business combination, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.
Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person’s shares of our stock and any shares of our stock acquired in such tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent our stockholders from receiving a premium price for their shares of our common stock in such a transaction.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
We are not registered, and do not intend to register, as an investment company under the Investment Company Act. If for any reason, we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and subsidiaries, primarily in the business of buying real estate. Currently, neither we, nor our operating partnership, nor any of our subsidiaries, have any assets. We expect that investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act by virtue of the definition of “investment company” provided in Section 3(a)(1) of the Investment Company Act.
In the event that any of our subsidiaries are deemed to be an investment company pursuant to Section 3(a)(1) of the Investment Company Act, such subsidiaries would have to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act such subsidiaries would have to invest at least 55.0% of its respective portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25.0% of assets in qualifying real estate investments or other real estate-related assets. The remaining 20.0% of the portfolio’s assets can consist of miscellaneous assets. What we buy and sell is therefore limited to these criteria. How we classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. The SEC may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
We may determine to operate through our majority owned operating partnership or other wholly owned or majority owned subsidiaries. If so, our subsidiaries will be subject to investment restrictions so that the respective majority owned or wholly owned subsidiary does not come within the definition of an investment company, or cause us to come within the definition of an investment company, under the Investment Company Act.
To ensure that neither we, nor our operating partnership, nor any of our other wholly owned or majority owned subsidiaries are required to register as an investment company, each entity may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we, our operating partnership or any of our other wholly owned or majority owned subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we intend to monitor our portfolio periodically and prior to each acquisition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or any of our other subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

As part of our advisor’s obligations under the Advisory Agreement, our advisor will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.
Risks Related to Investments in Real Estate
Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.
If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income producing properties, such real estate investments may not appreciate or may decrease in value.
Although the real estate market currently is experiencing severe dislocations, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.

Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.
Recently, prices for insurance coverage have increased dramatically. We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.
Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we are subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
While we do not currently intend to do so, we may use proceeds from our offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved real property to real property we intend to develop, our stockholders’ investment, nevertheless, is subject to the risks associated with investments in unimproved real property.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.
The obligation of the development company to refund our earnest money deposit will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.
We intend to hold our various real estate investments until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our advisor, subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we sell one of our properties during liquidation, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution of the proceeds of a sale until such time.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.
Because we intend to own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our real estate investments may be concentrated in medical office or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we intend to primarily acquire or selectively develop and own medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings and healthcare-related facilities.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We expect that the South and West regions of the U.S. will experience the greatest levels of population growth in the foreseeable future. As population in key states in the South and West grows, the need for more healthcare facilities and properties in those regions may also increase. Although we intend to acquire real estate throughout the U.S., it is likely that a significant portion of our portfolio will be located in Southern and Western states. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our medical office buildings, healthcare-related facilities and tenants may be unable to compete successfully.
Our medical office buildings and healthcare-related facilities often will face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

Similarly, our tenants will face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
Any reduction in rental revenues resulting from the inability of our medical office buildings and healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.
The properties we acquire may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire investments or pay distributions.
Any property that we acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While we expect that many of our property leases will require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flows.
Our real properties will be subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Some tenants of our medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.
These laws include:
•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid;

•	the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:
•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.
These factors may adversely affect the economic performance of some or all of our healthcare-related tenants and, in turn, our lease revenues and our ability to pay distributions to our stockholders.
Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.
Interest we will pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.
Hedging activity may expose us to risks.
To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to pay distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify or maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
Risks Related to Real Estate-Related Investments
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
If we acquire investments in mortgage loans or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The commercial mortgage-backed securities in which we may invest are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans.
In a rising interest rate environment, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.
Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest-only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real estate.
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.
We may invest in the common and preferred stock of both publicly traded and private unaffiliated real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed in these risk factors, including risks relating to rising interest rates.
We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Interest rate and related risks may cause the value of our real estate-related investments to be reduced.
Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common stock may tend to decline if market interest rates rise.
During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate-related investments.

If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have and may enter could impair our operating flexibility and our results of operations.
In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:
•	a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated; and

•	a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.
Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could occur, which might adversely affect the joint venture and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.
We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flows or appreciation of an investment.
We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.

Federal Income Tax Risks
Failure to qualify as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We have not yet elected to be taxed as a REIT under the Internal Revenue Code. We intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2009, or the first year in which we commence material operations. To qualify as a REIT, we must meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT or revoke our REIT election, which it may do without stockholder approval.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To qualify as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.
In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or the IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders’ return on their investment.

Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in their best interest.
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt stockholders may be classified as UBTI.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:
•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•	part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.
Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.
Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.
A foreign stockholder also may be subject to FIRPTA upon the payment of any capital gain dividends by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gains dividends paid to foreign stockholders, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

If our stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:
•	whether their investment is consistent with the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•	whether their investment will produce UBTI, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Internal Revenue Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Internal Revenue Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Internal Revenue Code) of our stockholders’ Benefit Plan or IRA, they should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-158111, effective August 24, 2009), covering a public offering of up to 300,000,000 shares of common stock, was declared effective under the Securities Act of 1933, or the Securities Act. Grubb & Ellis Securities, Inc., an affiliate of our advisor, is the dealer manager of our offering. We are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share, aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. Until we raised the minimum offering, all subscription payments were placed in an account held by an escrow agent in trust for subscribers’ benefit, provided that residents of Tennessee will be admitted after aggregate subscriptions exceed $10,000,000 and provided further, that residents of Ohio will be admitted after aggregate subscriptions exceed $20,000,000. If we had not been able to raise at least the minimum offering by August 24, 2010, we would have been required to promptly return all funds raised, including interest, to subscribers and we would have terminated our offering. Shares purchased by our executive officers and directors, by our advisor, by our dealer manager or its affiliates did not count toward the minimum offering.

As of September 30, 2009, we had not received subscriptions for the minimum offering and had not received any proceeds from our offering.
As of September 30, 2009, we had not paid any expenses in connection with the sale of shares of our common stock in our offering.
During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
On July 30, 2009, our sole stockholder approved, by written consent, the Second Articles of Amendment and Restatement and the Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan. The Second Articles of Amendment and Restatement were filed and effective with State Department of Assessments and Taxation of Maryland on July 30, 2009. On August 28, 2009, our sole stockholder approved, by written consent, the Articles of Amendment to the Second Articles of Amendment and Restatement. The Articles of Amendment to the Second Articles of Amendment and Restatement were filed and effective with State Department of Assessments and Taxation of Maryland on September 1, 2009. On September 17, 2009, our sole stockholder approved, by written consent, the Second Articles of Amendment to the Second Articles of Amendment and Restatement. The Second Articles of Amendment to the Second Articles of Amendment and Restatement were filed and effective with State Department of Assessments and Taxation of Maryland on September 18, 2009.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grubb & Ellis Healthcare REIT II, Inc. (Registrant)
November 4, 2009	By:	/s/ Jeffrey T. Hanson
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board (principal executive officer)

November 4, 2009	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4		Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

4.1
Second Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated October 26, 2009 (included as Exhibit 4.1 to our Current Report on Form 8-K filed October 30, 2009 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Supplement No. 1 to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed October 29, 2009 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)

4.4
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)

10.1	*	Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Grubb & Ellis Healthcare REIT II Advisor, LLC dated August 24, 2009

10.2
Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

10.3
Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.