Form 10-K
period 2009-12-31
Grubb & Ellis Healthcare REIT II, Inc.
filed 2010-02-25
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-158111

GRUBB & ELLIS HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days.	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or

for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.	☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

 No shares of common stock were held by non-affiliates as of June 30, 2009.

 As of February 12, 2010, there were 2,608,537 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the 2010 annual stockholders meeting which is expected to be filed no later than April 30, 2010 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

Grubb & Ellis Healthcare Reit II, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.

Our Company

Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010, or the first year in which we commence material operations.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share, aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. The United States, or U.S., Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. As of December 31, 2009, we had received and accepted subscriptions in our offering for 1,497,268 shares of our common stock, or $14,918,000, excluding subscriptions from residents of Ohio (who were not admitted as stockholders until January 25, 2010, when we had received and accepted subscriptions aggregating at least $20,000,000) and shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.

As of February 25, 2010, we had not purchased any properties, however, we have entered into agreements to purchase the Center for Neurosurgery and Spine; Highlands Ranch Medical Pavilion; Parkway Medical Center; and Lacombe Medical Office Building. For a further discussion of these proposed property acquisitions, see Note 10, Subsequent Events — Proposed Property Acquisitions, to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Developments during 2009 and 2010

•	On March 19, 2009, we filed our Registration Statement on Form S-11 (File No. 333-158111) covering a public offering of up to 300,000,000 shares of common stock in our primary offering and up to 30,000,000 shares of common stock in the DRIP for a maximum offering of up to $3,285,000,000, which was declared effective by the SEC on August 24, 2009.

•	On June 22, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager, to serve as the dealer manager in connection with our offering.

•	On August 24, 2009, we entered into the Advisory Agreement with our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties.

•	As of October 15, 2009, excluding shares purchased by our executives officers and directors, our dealer manager, and our advisor and its affiliates, as well as residents of Ohio and Tennessee (who were subject to higher minimum offering amounts), we had received and accepted subscriptions in our offering for 224,231 shares of our common stock, or $2,242,000, thereby exceeding the minimum offering. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and are available for the acquisition of properties and other purposes disclosed in our prospectus in connection with our offering, or our prospectus, (provided, that subscriptions from residents of Tennessee and Ohio were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000 and $20,000,000, respectively). The conditions of our minimum offering in Tennessee and Ohio were satisfied on December 9, 2009 and January 25, 2010, respectively, and we began accepting subscriptions from Tennessee and Ohio investors on such respective dates.

•	On December 11, 2009, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on February 28, 2010. Our sponsor has advised us that it intends to fund these distributions until the earlier of the date we acquire our first property and February 28, 2010. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share.

The distributions declared for each record date in January 2010 were paid in February 2010 and the distributions declared for each record date in February 2010 will be paid in March 2010.

•	As of February 12, 2010, we had received and accepted subscriptions in our offering for 2,567,757 shares of our common stock, or $25,592,000, excluding shares of our common stock issued pursuant to the DRIP.

Our Structure

The following is a summary of our organizational structure as of February 25, 2010:

Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and the telephone number is (714) 667-8252. Our sponsor maintains a web site at www.gbe-reits.com/healthcare2, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, as well as our Registration Statement on Form S-11 (File No. 333-158111), amendments to our registration statement and supplements to our prospectus, available at www.gbe-reits.com/healthcare2 as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

Investment Objectives

Our investment objectives are:

•	to preserve, protect and return our stockholders’ capital contributions;

•	to pay regular cash distributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.

We may not attain these objectives. Our board of directors may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.

During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to the oversight and approval by our board of directors.

Investment Strategy

We intend to use substantially all of the net proceeds from our offering to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.

We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate.

In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and no current income. Our advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations will be based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally will seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•	Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income, or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.

We will not invest more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies.

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in our offering and potential future offerings.

Real Estate Investments

We intend to invest in a diversified portfolio of real estate investments, focusing primarily on medical office buildings and healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	assisted living facilities;

•	skilled nursing facilities;

•	hospitals;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities; and

•	offices leased to tenants in healthcare-related industries.

We generally seek to acquire real estate of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity, and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

The consideration for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board of directors, ordinarily based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons.

In addition, we may purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.

Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•	audited financial statements covering recent operations of real properties having operating histories or audited financial statements or summarized financial information of the lessee or guarantor, unless such statements are not required to be filed with the SEC and delivered to stockholders;

•	title insurance policies;

•	liability insurance policies; and

•	tenant leases and operating agreements.

In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.

We will not purchase or lease real estate in which our sponsor, our advisor, our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value as determined by an independent expert selected by our disinterested independent directors.

We intend to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. See Item 1A. Risk Factors, Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.

We intend to acquire leased properties with long-term leases and we do not intend to operate any healthcare-related facilities directly. As a REIT, we would be prohibited from operating healthcare-related facilities directly, however from time to time we may lease a healthcare-related facility that we acquire to a wholly owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.

Joint Ventures

We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.

Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive.

We may only enter into joint ventures with other real estate investment programs sponsored or managed by our advisor or its affiliates, or Grubb & Ellis Group programs, or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.

We may invest in general partnerships or joint ventures with other Grubb & Ellis Group programs or affiliates of our advisor to enable us to increase our equity participation in such venture as additional proceeds of our offering are received, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — Joint ventures with affiliates may not be resolved quickly or on terms advantageous to us.

Real Estate-Related Investments

In addition to our acquisition of medical office buildings and healthcare-related facilities, we also may invest in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities).

Investing In and Originating Loans

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates, and we may make or invest in loans in which the borrower is an affiliate. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Securities Investments

We may invest in the following types of securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.

We have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

•	positioning the overall portfolio to achieve an optimal mix of real estate and real estate-related investments;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macroeconomic data and regional property level supply and demand dynamics;

•	potential for delivering high current income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.

We will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities and the amount of proceeds we raise in our offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

Development Strategy

We may engage our advisor or an affiliate of our advisor to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor or its affiliate a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we will not pay a development fee to our advisor or its affiliate if our advisor or any of its affiliates elects to receive an acquisition fee based on the cost of such development. In the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid a construction management fee of up to 5.0% of the cost of such improvements.

Disposition Strategy

We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate-related investments other than real property is expected to be shorter than the holding period for real property assets. A property or real estate-related investment may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our advisor, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our advisor, the sale of the investment is in our best interest.

The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and other real estate-related assets. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely affected if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.

We anticipate that after our initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 60.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2009, we did not have any outstanding debt.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For the purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently-applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of February 25, 2010 and December 31, 2009, our leverage did not exceed 300.0% of the value of our net assets.

By operating on a leveraged basis, we will have more funds available for our investments. This generally allows us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.

We will use our best efforts to obtain financing on the most favorable terms available to us and we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification of assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from borrowing money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Tax Status

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2010. We intend to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90.0% of our annual taxable income to our stockholders. As of December 31, 2009, we did not own any properties or other investments and we had not identified any properties or other investments to acquire with the proceeds from our offering. We cannot predict if we will generate sufficient cash flow to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities (in our offering or subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.

Competition

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

Government Regulations

Many laws and governmental regulations are applicable to our future properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we will be in substantial compliance with present requirements of the ADA, we currently do not own any property and thus, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.

Costs of Government Environmental Regulation and Private Litigation.  Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our future properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our future properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Other Federal, State and Local Regulations.  Our future properties will be subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our future properties will be in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our future properties will comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

Geographic Concentration

As of December 31, 2009, we had neither purchased nor contracted to purchase any investments nor had our advisor identified any real estate or real estate-related investments in which it is probable that we will invest.

Employees

We have no employees and our executive officers are all employees of our advisor and/or its affiliates. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2009 Incentive Plan, or our incentive plan. As of February 25, 2010, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2009, we had neither purchased nor contracted to purchase any investments. As such, we evaluate current operations as one segment and do not report segment information.

Item 1A.	Risk Factors.

Investment Risks

There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.

There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and subject to our board of directors’ discretion. Our board of directors may also amend, suspend or terminate our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use gross proceeds from our offering to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.

Our offering is considered a “blind pool” offering because we have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our offering.

We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, our offering is considered a “blind pool” offering because investors in our offering are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.

We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other Grubb & Ellis Group programs may not be an accurate predictor of our future results.

We were formed in January 2009, and our offering was declared effective by the SEC on August 24, 2009, and therefore we have a limited operating history. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a substantial operating history, and our stockholders should not rely on the past performance of other Grubb & Ellis Group programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	rely on our dealer manager to build, expand and maintain its network of licensed securities brokers and other agents in order to sell shares of our common stock;

•	respond to competition both for investment opportunities and potential investors in us; and

•	build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

If we raise substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of our stockholders’ investments may fluctuate more widely with the performance of specific investments.

We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than our management or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in our offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantially more than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offering after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if it identifies suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

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

Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than they paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and they also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if they deem it necessary or desirable to do so.

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

On a limited basis, our stockholders may be able to sell shares of our common stock through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, or our offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.

Because a portion of the offering price from the sale of shares of our common stock in our offering is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.

Our board of directors may change our investment objectives without seeking our stockholders’ approval.

Our board of directors may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in our stockholders’ best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.

Risks Related to Our Business

We may not have sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources, such as our sponsor. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify or maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time. We expect to have little cash flows from operations available for distribution until we make substantial investments. Therefore, we have used, and in the future may use, the net proceeds from our offering, borrowed funds, or other sources, such as our sponsor, to pay cash distributions to our stockholders in order to qualify or maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital.

On December 11, 2009, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on February 28, 2010, as a result of our sponsor advising us that it intends to fund these distributions in the event a property has not been acquired during such period. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. We can provide no assurance that we will be able to continue this distribution rate or pay any distribution to our stockholders beyond the timeframe our sponsor has committed to.

We may suffer from delays in locating suitable investments, which could reduce our ability to pay distributions to our stockholders and reduce their return on their investment.

There may be a substantial period of time before all of the proceeds of our offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.

The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, our stockholders’ investment in shares of our common stock could suffer.

We expect to pay monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay distributions to them monthly, or at all. Should we fail for any reason to distribute at least 90.0% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.

We intend to use the gross proceeds of our offering to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.

We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and, therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes.

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

The ongoing market disruptions may adversely affect our operating results and financial condition.

The global financial markets have been undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The ongoing market disruptions could also affect our operating results and financial condition as follows:

•	Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets have been experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, the ongoing dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Valuations — The ongoing market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets have been undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.

Increasing vacancy rates for commercial real estate resulting from ongoing disruptions in the financial markets and deteriorating economic conditions could reduce revenue and the resale value of our properties.

We depend upon tenants for a majority of our revenue from real property investments. Ongoing disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.

The successful performance of our future real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our future tenants, or any guarantor of one of our future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We may enter into long-term leases with tenants of certain of our future properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

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

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, or replace or retain tenants and decrease our stockholders’ return on their investment.

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

We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Our success is dependent on the performance of our advisor and certain key personnel.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or our periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its own operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the officers and employees of our sponsor, who manage our advisor, in particular Mr. Hanson, Mr. Prosky and Ms. Biller, each of whom would be difficult to replace. Mr. Hanson, Mr. Prosky and Ms. Biller currently serve as our executive officers and Mr. Hanson and Mr. Prosky currently serve as two of our directors. Our sponsor does not have any employment agreements with Mr. Hanson, Mr. Prosky or Ms. Biller. In the event that Mr. Hanson, Mr. Prosky or Ms. Biller are no longer employed by our sponsor, for any reason, such person would automatically resign from our company. The termination of Mr. Hanson’s, Mr. Prosky’s or Ms. Biller’s employment with our sponsor could have a material adverse effect on our success and our sponsor may not be able to attract and hire as capable individuals to replace Mr. Hanson, Mr. Prosky and/or Ms. Biller. We do not have key man life insurance on any of our sponsor’s key personnel. If our advisor or our sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

The fees we will pay our advisor under the Advisory Agreement and the distributions payable to our advisor under our operating partnership agreement were not determined on an arm’s-length basis and therefore may not be on the same terms as those we could negotiate with an unrelated party.

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

Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange or due to the internalization of our advisor in connection with our conversion to a self-administered REIT, our advisor shall be entitled to receive a distribution equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Finally, upon the termination of the Advisory Agreement as a result of our advisor’s internalization into us, the Advisory Agreement provides that a special committee, comprised of all of our independent directors, and our advisor will agree on the compensation payable to our advisor pursuant to such termination. In determining such compensation, the special committee will consider factors including, but not limited to, our advisor’s performance compared to the performance of other advisors for similar entities that the special committee believes are relevant in making the determination, any available valuations for such advisors and independent legal and financial advice. Any amounts to be paid to our advisor pursuant to the Advisory Agreement cannot be determined at the present time.

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

Further, such an inability to manage an internalization transaction effectively, potential conflicts of interests arising from an internalization of our management functions, and/or other problems experienced with this possible transaction, could lead to stockholder lawsuits. If such lawsuits are filed against us, the cost of defending the lawsuits is likely to be expensive and, even if we ultimately prevail, the process would divert our attention from operating our business. If we do not prevail in any such lawsuit that may be filed against us in the future, we could be liable for significant damages, which would reduce our cash available for operations or future distributions to our stockholders.

Our success is dependent on the performance of our sponsor.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our sponsor’s industry. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced, and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and acquire investments.

We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally-insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

We may compete with other Grubb & Ellis Group programs for investment opportunities. As a result, our advisor may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Our sponsor or its affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more of the other Grubb & Ellis Group programs managed or advised by affiliates of our advisor. Officers and employees of our advisor may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor may select properties for us that provide lower returns to us than properties that its affiliates select to be purchased by another Grubb & Ellis Group program. We cannot be sure that officers and employees acting for or on behalf of our advisor and on behalf of managers of other Grubb & Ellis Group programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor and other entities or programs managed by its affiliates, our advisor may not cause us to invest in favorable investment opportunities that our advisor locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

We rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Grubb & Ellis Realty Investors, LLC, an affiliate of our advisor, has entered into an agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) pursuant to which Healthcare Trust of America, Inc. will have a right of first refusal with respect to certain investment opportunities identified by Grubb & Ellis Realty Investors, LLC.

We rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Pursuant to an agreement between Grubb & Ellis Realty Investors, an affiliate of our advisor, and Healthcare Trust of America, Inc., in the event that Grubb & Ellis Realty Investors identifies an investment opportunity for which greater than 50.0% of the gross rentable space at such property is leased to, or is reasonably expected to be leased to, one or more medical or healthcare-related tenants, which we refer to as a qualified investment opportunity, Healthcare Trust of America, Inc. will have the first opportunity to invest in such qualified investment opportunity. Our advisor and its affiliates have provided and will continue to provide qualified investment opportunities to Grubb & Ellis Realty Investors to present to Healthcare Trust of America, Inc. pursuant to this right of first refusal, such that qualified investment opportunities may be rendered unavailable for acquisition by us. This right of first refusal will remain in effect so long as monies raised for Healthcare Trust of America, Inc. by an affiliate of our advisor through August 28, 2009 are available for funding new acquisitions of qualified investment opportunities by Healthcare Trust of America, Inc.

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

Our advisor’s officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the officers of our advisor face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the value of ownership of shares of our common stock.

Our advisor faces conflicts of interest relating to its compensation structure, which could result in actions that are not necessarily in our stockholders’ long-term best interest.

Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor is entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders’ long-term best interest. The fees to which our advisor or its affiliates are entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership with our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with our stockholders. In that regard, our advisor or its affiliates receives an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions.

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

Risks Related to Our Organizational Structure

Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.

Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.

To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.

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

The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify or hold harmless our directors, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed or our board of directors fails to first approve the business combination, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.

Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the right to repurchase that person’s shares of our stock and any shares of our stock acquired in such tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholders’ noncompliance. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent our stockholders from receiving a premium price for their shares of our common stock in such a transaction.

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

As part of our advisor’s obligations under the Advisory Agreement, our advisor will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

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

Although the real estate market has been experiencing severe dislocations, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.

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

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-

property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.

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

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

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

As a REIT, we will invest primarily in real estate. Within the real estate industry, we primarily intend to acquire or selectively develop and own medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.

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

Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

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

We have not yet elected to be taxed as a REIT under the Code. We intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2010, or the first year in which we commence material operations. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT or revoke our REIT election, which it may do without stockholder approval.

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

In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.

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

Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans, individual retirement accounts, or IRAs, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

If our stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:

•	whether their investment is consistent with the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;

•	whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA and/or the Code) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA and/or the Code) of our stockholders’ Benefit Plan or IRA, they should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31 2009, we had not entered into any leases for our principal executive offices located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Equity Advisors, or our sponsor. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

As of December 31, 2009, we had neither purchased nor contracted to purchase any investments nor had our advisor identified any real estate or real estate-related investments in which it was probable that we would invest.

Indebtedness

As of December 31, 2009, we did not have any outstanding debt.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor’s estimated value of the shares is $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of our offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.

Stockholders

As of February 12, 2010, we had approximately 779 stockholders of record.

Distributions

On December 11, 2009, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on February 28, 2010. Our sponsor has advised us that it intends to fund these distributions until the earlier of the date we acquire our first property and February 28, 2010. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions.

The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears.

The distributions declared for each record date in January 2010 were paid in February 2010 and the distributions declared for each record date in February 2010 will be paid in March 2010.

The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, our funds from operations, or FFO, was $(281,000). For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not pay any distributions.

See our disclosure regarding FFO in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, SARs or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000.

	Number of Securities	Weighted	Number of
	to be Issued upon	Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for Future
Plan Category	Warrants and Rights	Warrants and Rights	Issuance

Equity compensation plans approved by security holders(1)	—	—	1,985,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,985,000

(1)	On October 21, 2009, we granted an aggregate of 15,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Use of Public Offering Proceeds

Our Registration Statement on Form S-11 (File No. 333-158111, effective August 24, 2009), registering a public offering of up to 300,000,000 shares of common stock, was declared effective under the Securities Act. Grubb & Ellis Securities is the dealer manager of our offering. We are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share, aggregating at least $2,000,000, and a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000.

As of December 31, 2009, we had received and accepted subscriptions in our offering for 1,497,268, shares of our common stock, or $14,918,000, excluding subscriptions from residents of Ohio (who were not admitted as stockholders until January 25, 2010, when we had received and accepted subscriptions aggregating at least $20,000,000) and shares of our common stock issued pursuant to the DRIP.

As of December 31, 2009, we had incurred selling commissions of $998,000 and dealer manager fees of $441,000 in connection with our offering. We had also incurred other offering expenses of $150,000 as of such date. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.0%. As of December 31, 2009, net offering proceeds were $13,329,000, including proceeds from the DRIP and after deducting offering expenses.

As of December 31, 2009, $282,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.

Unregistered Sales of Equity Securities

On October 21, 2009, we issued an aggregate of 15,000 shares of restricted common stock to our independent directors pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No share repurchases were made during the three months ended December 31, 2009. Our share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors.

All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or qualifying disability. Repurchases are limited to (1) those that could be funded from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and (2) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100%, of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

If funds are not available to repurchase all shares of our common stock for which repurchase requests were received by the end of the calendar quarter, shares of our common stock will be purchased on a pro rata basis and any unfulfilled requests will be held until the next calendar quarter, unless withdrawn; provided, however, we may give priority to the repurchase of a deceased stockholder’s shares of our common stock or shares of a stockholder with a qualifying disability.

Item 6.	Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following tables present summarized consolidated financial information, including balance sheet data, statement of operations data, and statement of cash flows data in a format consistent with our consolidated financial statements under Part IV, Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K.

Selected Financial Data	December 31, 2009

BALANCE SHEET DATA:
Total assets	$13,809,000
Stockholders’ equity	$13,283,000

Period from
January 7, 2009
(Date of Inception)
through
December 31, 2009

STATEMENT OF OPERATIONS DATA:
General and administrative expenses	$286,000
Loss from continuing operations	$(282,000)
Net loss attributable to controlling interest	$(281,000)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(1.51)
Net loss attributable to controlling interest	$(1.51)
STATEMENT OF CASH FLOWS DATA:
Cash flows (used) in operating activities	$(40,000)
Cash flows provided by (used in) investing activities	$—
Cash flows provided by financing activities	$13,813,000
OTHER DATA:
Distributions declared	$—
Distributions declared per share	$—
Funds from operations(2)	$(281,000)
Net operating income (loss)(3)	$—

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

(2)	For additional information on FFO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, which includes a reconciliation of our GAAP net loss to FFO for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

(3)	For additional information on net operating income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income (Loss), which includes a reconciliation of our GAAP net loss to net operating income (loss) for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2009, together with our results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009 and cash flows for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering, the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

Overview and Background

Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010, or the first year in which we commence material operations.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share, aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. The SEC declared our registration statement effective as of August 24, 2009. As of December 31, 2009, we had received and accepted subscriptions in our offering for 1,497,268, shares of our common stock, or $14,918,000, excluding subscriptions from residents of Ohio (who were not admitted as stockholders until January 25, 2010, when we had received and accepted subscriptions aggregating at least $20,000,000) and shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor.

As of December 31, 2009, we had neither purchased nor contracted to purchase any investments nor has our advisor identified any real estate or real estate-related investments in which it was reasonably probable that we would invest.

Investment Strategy

We intend to use substantially all of the net proceeds from our offering to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.

We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate.

In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our advisor makes this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally will seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•	Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the offering proceeds available for investment in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income, or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.

We will not invest more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies.

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in our offering and potential future offerings.

Critical Accounting Policies

We believe that our critical accounting policies, once we commence our material operations, will be those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates will be made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We will recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC, Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which will be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses will be incurred. Tenant reimbursements will be recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we will generally be the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We will recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

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

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives. The cost of improvements will be depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment will be depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements will be capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance will be considered to be a lease inducement and will be recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance will be made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Impairment

We will carry our properties at historical cost less accumulated depreciation. We will assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

Properties Held for Sale

We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with ASC Topic 360, Property, Plant, and Equipment, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, will allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) will be based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property will be allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases will be included in identified intangible assets, net in our consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values will be included in identified intangible liabilities, net in our consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

The total amount of other intangible assets acquired will be further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs will be included in identified intangible assets, net in our consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships will be included in identified intangible assets, net in our consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.

The value allocable to above or below market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt will be included in mortgage loan payables, net on our consolidated balance sheets and will be amortized to interest expense over the remaining term of the assumed mortgage.

These allocations will be subject to change based on information identified at the time of purchase which confirms the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Code and, we intend to be taxed as such beginning with our taxable year ending December 31, 2010, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders. Because of our intention to elect REIT status in 2010, we will not benefit from the loss incurred for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Rental Income

The amount of rental income generated by our future properties will depend principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Offering Proceeds

If we fail to raise substantially more than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

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

Results of Operations

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had a net loss attributable to controlling interest of approximately $281,000, or $1.51 per share, due to general and administrative expenses primarily related to directors’ and officers’ liability insurance of $64,000, transfer agent services of $59,000, board of directors fees of $55,000, professional and legal fees of $50,000, restricted stock compensation of $35,000 and acquisition related expenses of $18,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had interest income of $4,000 related to interest earned on funds held in cash accounts.

Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering. As of December 31, 2009, our advisor and its affiliates had incurred expenses on our behalf of $1,956,000 in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering. For a further discussion of other organizational and offering expenses, see Note 4, Related Party Transactions — Offering Stage, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. The capital required to purchase real estate and real estate-related investments will be obtained primarily from our offering and from any indebtedness that we may incur.

We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.

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

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings, and the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our offering in properties and real estate-related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in our offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows used in operating activities for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $40,000. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, cash flows used in operating activities related to the payment of general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase properties and have a full year of operations.

We did not have any cash flows from investing activities for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Cash flows provided by financing activities for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $13,813,000. Such cash flows related primarily to funds raised from investors in our offering in the amount of $15,118,000, partially offset by the payment of offering costs of $1,307,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Distributions

We had not paid any distributions as of December 31, 2009. The amount of the distributions to our stockholders will be determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

For a further discussion of our distributions, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

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

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of February 25, 2010 and December 31, 2009, our leverage did not exceed 300.0% of the value of our net assets.

As of December 31, 2009, we had neither purchased nor contracted to purchase any investments and had not incurred any debt.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 3, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K .

Debt Service Requirements

As of December 31, 2009, we did not have any outstanding debt.

Contractual Obligations

As of December 31, 2009, we did not have any contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet transactions.

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

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under GAAP.

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

Although we had not acquired any real estate properties or real estate-related investments as of December 31, 2009, we are disclosing FFO, and intend to disclose FFO in future filings, because we consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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

The following is a reconciliation of net loss to FFO for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Period from
January 7, 2009
(Date of Inception)
through
December 31, 2009

Net loss	$(282,000)
Add:
Net loss attributable to noncontrolling interest	1,000
Depreciation and amortization — consolidated properties	—

FFO	$(281,000)

FFO per common share — basic and diluted	$(1.51)

Weighted average common shares outstanding — basic and diluted	186,330

Net Operating Income (Loss)

Although we had not acquired any real estate properties or real estate-related investments as of December 31, 2009, we are disclosing net operating income (loss), and intend to disclose net operating income in future filings, because we believe that net operating income (loss) provides an accurate measure of the operating performance of our operating assets because net operating income (loss) excludes certain items that are not associated with management of the properties. Net operating income (loss) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, general and administrative expenses, depreciation, amortization and interest and dividend income. Additionally, we believe that net operating income (loss) is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net loss to net operating income (loss) for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Period from
January 7, 2009
(Date of Inception)
through
December 31, 2009

Net loss	$(282,000)
Add:
General and administrative	286,000
Depreciation and amortization	—
Interest expense	—
Less:
Interest and dividend income	(4,000)

Net operating income (loss)	$—

Subsequent Events

For a discussion of subsequent events, see Note 10, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of December 31, 2009, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in internal control over financial reporting.  This annual report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grubb & Ellis Healthcare REIT II, Inc.

We have audited the accompanying consolidated balance sheet of Grubb & Ellis Healthcare REIT II, Inc., a Maryland Corporation (the “Company”), as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the period from January 7, 2009 (Date of Inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Healthcare REIT II, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the period from January 7, 2009 (Date of Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2010

GRUBB & ELLIS HEALTHCARE REIT II, INC.

CONSOLIDATED BALANCE SHEET
As of December 31, 2009

ASSETS
Cash	$13,773,000
Prepaid expenses	36,000

Total assets	$13,809,000

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$178,000
Accounts payable due to affiliates	347,000

Total liabilities	525,000
Commitments and contingencies (Note 3)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 1,532,268 shares issued and outstanding as of December 31, 2009	15,000
Additional paid-in capital	13,549,000
Accumulated deficit	(281,000)

Total stockholders’ equity	13,283,000
Noncontrolling interest (Note 5)	1,000

Total equity	13,284,000

Total liabilities and equity	$13,809,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from January 7, 2009 (Date of Inception) through December 31, 2009

Expenses:
General and administrative	$286,000

Loss from operations	(286,000)
Other income:
Interest income	4,000

Net loss	(282,000)
Less: Net loss attributable to noncontrolling interest	1,000

Net loss attributable to controlling interest	$(281,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(1.51)

Weighted average number of common shares outstanding — basic and diluted	186,330

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Period from January 7, 2009 (Date of Inception) through December 31, 2009

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Equity

BALANCE — January 7, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,517,268	15,000	15,103,000	—	—	—	15,118,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	—	30,000
Offering costs	—	—	(1,589,000)	—	—	—	(1,589,000)
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000
Net loss	—	—	—	—	(281,000)	(1,000)	(282,000)

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from January 7, 2009 (Date of Inception) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	35,000
Changes in operating assets and liabilities:
Prepaid expenses	(36,000)
Accounts payable and accrued liabilities	178,000
Accounts payable due to affiliates	65,000

Net cash used in operating activities	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,118,000
Noncontrolling interest contribution to operating partnership	2,000
Payment of offering costs	(1,307,000)

Net cash provided by financing activities	13,813,000

NET CHANGE IN CASH	13,773,000
CASH — Beginning of period	—

CASH — End of period	$13,773,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Financing Activities:
Accrued offering costs	$282,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period from January 7, 2009 (Date of Inception) through December 31, 2009

The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.

1.	Organization and Description of Business

Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010, or the first year in which we commence material operations.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000, or the maximum offering. The United States Securities and Exchange Commission declared our registration statement effective as of August 24, 2009. As of December 31, 2009, we had received and accepted subscriptions in our offering for 1,497,268, shares of our common stock, or $14,918,000, excluding subscriptions from residents of Ohio (who were not admitted as stockholders until January 25, 2010, when we had received and accepted subscriptions aggregating at least $20,000,000) and shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.

As of December 31, 2009, we had neither purchased nor contracted to purchase any investments nor had our advisor identified any real estate or real estate-related investments in which it is probable that we will invest.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership. We intend to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2009 own a 99.99% general partnership interest therein. Our advisor is a limited partner and as of December 31, 2009 owns a 0.01% noncontrolling limited partnership interest in the operating partnership.

Our operating partnership currently has no real estate operations. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

In preparing our accompanying consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Stock Compensation

We follow Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 5, Equity — 2009 Incentive Plan for a further discussion of grants under our incentive plan.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ending December 31, 2010, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status in 2010, we will not benefit from the loss incurred for the year ended December 31, 2009.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2009, we had neither purchased nor contracted to purchase any investments. As such, we evaluate current operations as one segment and do not report segment information.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfers and Servicing). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860, Transfers and Servicing), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810, Consolidation), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.

3.	Commitments and Contingencies

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Organizational and Offering Expenses

Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed 1.0% of the gross proceeds of our offering. As of December 31, 2009, our advisor and its affiliates had incurred expenses on our behalf of $1,956,000 in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 4, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

4.	Related Party Transactions

Fees and Expenses Paid to Affiliates

All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $1,704,000 to our advisor or its affiliates as detailed below.

Offering Stage

Selling Commissions

Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $998,000 in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Dealer Manager Fee

Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $441,000 in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $150,000 in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.

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

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any acquisition fees to our advisor or its affiliates.

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

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any development fees to our advisor or its affiliates.

Reimbursement of Acquisition Expenses

Our advisor or its affiliates will be reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price or total development costs.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any acquisition expenses to our advisor and its affiliates.

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

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur an asset management fee to our advisor or its affiliates. When incurred by us, the asset management fee will be included in general and administrative in our consolidated statement of operations.

Property Management Fee

Our advisor or its affiliates will be paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our advisor or its affiliates. Our advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our advisor, or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our advisor or its affiliates, we will pay our advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided, however, that in no event will we pay both a property management fee and an oversight fee to our advisor or its affiliates with respect to the same property.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur a property management fee or an oversight fee to our advisor or its affiliates.

On-site Personnel and Engineering Payroll

We will reimburse our advisor or its affiliates for on-site personnel and engineering incurred on our behalf. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any payroll for on-site personnel and engineering to our advisor or its affiliates.

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

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any lease fees to our advisor or its affiliates.

Construction Management Fee

In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur such construction management fee to our advisor or its affiliates.

Operating Expenses

We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, beginning with the four consecutive fiscal quarters ending June 30, 2010, unless our independent directors determine that such excess expenses were justified based on unusual and non-recurring factors.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $56,000, which is included in general and administrative in our accompanying consolidated statement of operations.

Related Party Services Agreement

We entered into a services agreement, effective September 21, 2009, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for subscription agreement processing and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one-year terms. Since our transfer agent is an affiliate of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires our transfer agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $59,000 for investor services expenses that our transfer agent provided to us, which is included in general and administrative in our accompanying consolidated statement of operations.

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, Grubb & Ellis Equity Advisors incurred $7,000 in subscription agreement processing expenses that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering.

Compensation for Additional Services

Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any additional services to our advisor or its affiliates.

Liquidity Stage

Disposition Fees

For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors (including a majority of our independent directors), upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any disposition fees to our advisor or its affiliates.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our advisor.

Subordinated Distribution upon Listing

Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our advisor.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2009:

Entity	Fee	December 31, 2009

Grubb & Ellis Equity Advisors	Operating Expenses	$65,000
Grubb & Ellis Equity Advisors	Offering Costs	150,000
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	132,000

		$347,000

5.	Equity

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2009, no shares of preferred stock were issued and outstanding.

Common Stock

We are offering and selling to the public up to 300,000,000 shares of our $0.01 par value common stock for $10.00 per share and up to 30,000,000 shares of our $0.01 par value common stock to be issued pursuant to the DRIP for $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

On February 4, 2009, our advisor purchased 20,000 shares of common stock for total cash consideration of $200,000 and was admitted as the initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 21, 2009, we granted 15,000 shares of restricted common stock to our independent directors. Through December 31, 2009, we issued 1,497,268 shares of our common stock in connection with our offering and no shares of our common stock pursuant to the DRIP. As of December 31, 2009, we had 1,532,268 shares of our common stock outstanding.

Noncontrolling Interest of Limited Partner in Operating Partnership

On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.

As of December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interest.

Distributions

On December 11, 2009, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on February 28, 2010. Our sponsor has advised us that it intends to fund these distributions until the earlier of the date we acquire our first property and February 28, 2010. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share.

The distributions declared for each record date in January 2010 were paid in February 2010 and the distributions declared for each record date in February 2010 will be paid in March 2010.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. No reinvestment of distributions were made for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for share repurchases by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or qualifying disability. Repurchases are limited to (1) those that could be funded from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and (2) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year.

The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100%, of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No share repurchases were made for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

2009 Incentive Plan

We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, SARs or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000.

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

The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we recognized compensation expense of $35,000, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying consolidated statement of operations.

As of December 31, 2009, there was $115,000 of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of restricted common stock. As of December 31, 2009, this expense is expected to be recognized over a remaining weighted average period of 3.81 years.

As of December 31, 2009, the fair value of the nonvested shares of restricted common stock was $120,000. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2009, and the changes for the period from January 7, 2009 (Date of Inception) through December 31, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common	Date Fair
	Stock	Value

Balance — January 7, 2009 (Date of Inception)	—	$—
Granted	15,000	10.00
Vested	(3,000)	10.00
Forfeited	—	—

Balance — December 31, 2009	12,000	$10.00

Expected to vest — December 31, 2009	12,000	$10.00

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash. As of December 31, 2009, we had cash in excess of Federal Deposit Insurance Corporation insured limits. We believe this risk is not significant.

7.	Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. As of December 31, 2009, we did not have any securities that give rise to potentially dilutive shares of our common stock.

8.	Subordinated Distribution Upon Termination

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

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we have not recorded any charges to earnings related to the subordinated distribution upon termination.

9.	Selected Quarterly Financial Data (unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
				Period from
				January 7, 2009
				(Date of Inception)
				through
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$—	$—	$—	$—
Expenses	(224,000)	(62,000)	—	—

Loss from operations	(224,000)	(62,000)	—	—
Other income	4,000	—	—	—

Net loss	(220,000)	(62,000)	—	—

Less: Net loss attributable to noncontrolling interest	1,000	—	—	—

Net loss attributable to controlling interest	$(219,000)	$(62,000)	$—	$—

Net loss per common share attributable to controlling interest — basic and diluted	$(0.32)	$(3.10)	$—	$—

Weighted average number of common shares outstanding — basic and diluted	675,136	20,000	20,000	13,333

10.	Subsequent Events

Status of our Offering

On January 25, 2010, we satisfied the $20,000,000 minimum offering amount required by the State of Ohio in connection with our offering and began accepting subscriptions from Ohio investors.

As of February 12, 2010, we had received and accepted subscriptions in our offering for 2,567,757 shares of our common stock, or $25,592,000, excluding shares of our common stock issued pursuant to the DRIP.

Proposed Property Acquisitions

On January 7, 2010, we entered into a purchase and sale agreement to purchase the Center for Neurosurgery and Spine located in Sartell, Minnesota, for a purchase price of $6,500,000, plus closing costs. We intend to purchase the property by taking title subject to a mortgage, which as of February 5, 2010, has an unpaid principal balance of approximately $3,374,000 and the remaining balance from funds raised through our offering. We anticipate paying an acquisition fee of $179,000, or 2.75%, of the purchase price to our advisor. The seller has agreed to pay an affiliated broker of our sponsor a customary fee as a commission for its real estate brokerage services.

On January 26, 2010, we entered into a purchase and sale agreement to purchase Highlands Ranch Medical Pavilion located in Highlands Ranch, Colorado, for a purchase price of $8,400,000, plus closing costs. We intend to finance the purchase of the property through a loan assumption evidenced by a note, which as of February 22, 2010, has an unpaid principal balance of approximately $4,459,000 and the remaining balance from funds raised through our offering. We anticipate paying an acquisition fee of $231,000, or 2.75%, of the purchase price to our advisor.

GRUBB & ELLIS HEALTHCARE REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 28, 2010, we entered into a purchase and sale agreement to purchase Parkway Medical Center located in Beachwood, Ohio, for a purchase price of $10,975,000, plus closing costs. We intend to finance the purchase of the property from funds raised through our offering. We anticipate paying an acquisition fee of $302,000, or 2.75%, of the purchase price to our advisor. The seller has agreed to pay a Grubb & Ellis broker a customary fee as a commission for its real estate brokerage services.

On February 8, 2010, we entered into a purchase and sale agreement to purchase Lacombe Medical Office Building located in Lacombe, Louisiana, for a purchase price of $6,970,000, plus closing costs. We intend to finance the purchase of the property from funds raised through our offering. We anticipate paying an acquisition fee of $192,000, or 2.75%, of the purchase price to our advisor. The seller has agreed to pay a Grubb & Ellis broker a customary fee as a commission for its real estate brokerage services.

We anticipate that the closings will occur during the first and second quarters of 2010; however, closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the acquisition of the Center for Neurosurgery and Spine, Highlands Ranch Medical Pavilion, Parkway Medical Center and Lacombe Medical Office Building.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Healthcare REIT II, Inc. (Registrant)

By	/s/ Jeffrey T. Hanson Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board (principal executive officer)

Date	February 25, 2010

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffrey T. Hanson Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board (principal executive officer)

Date	February 25, 2010

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date	February 25, 2010

By	/s/ Danny Prosky Danny Prosky	Director

Date	February 25, 2010

By	/s/ Patrick R. Leardo Patrick R. Leardo	Director

Date	February 25, 2010

By	/s/ Gerald W. Robinson Gerald W. Robinson	Director

Date	February 25, 2010

By	/s/ Gary E. Stark Gary E. Stark	Director

Date	February 25, 2010

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)
3.2		Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)
3.3		Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)
3.4		Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)
4.1		Second Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated October 26, 2009 (included as Exhibit 4.1 to our Current Report on Form 8-K filed October 30, 2009 and incorporated herein by reference)
4.2		Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Supplement No. 1 to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed October 29, 2009 and incorporated herein by reference)
4.3		Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)
4.4		Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)
10.1		Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP (included as Exhibit 10.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)
10.2		Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Grubb & Ellis Healthcare REIT II Advisor, LLC dated August 24, 2009 (included as Exhibit 10.1 to our Form 10-Q filed November 4, 2009 and incorporated herein by reference)
10.3		Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)
10.4		Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)
10.5		Form of Restricted Stock Award Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 26, 2009 and incorporated herein by reference)
21	.1*	Subsidiaries of Grubb & Ellis Healthcare REIT II, Inc.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.