Form 10-Q
period 2010-03-31
Grubb & Ellis Healthcare REIT II, Inc.
filed 2010-05-11
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-158111 (1933 Act)
GRUBB & ELLIS HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1551 N. Tustin Avenue,
Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
(714) 667-8252
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2010, there were 4,986,621 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through March 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through March 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through March 31, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Item 4T. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	42

Item 4. [Removed and Reserved.]	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Real estate investments:
Operating properties, net	$10,838,000	$—
Cash and cash equivalents	24,589,000	13,773,000
Other receivables	118,000	—
Accounts receivable due from affiliate	23,000	—
Restricted cash	38,000	—
Escrow deposits	500,000	—
Identified intangible assets, net	2,444,000	—
Other assets	151,000	36,000

Total assets	$38,701,000	$13,809,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payable, net	$3,025,000	$—
Accounts payable and accrued liabilities	722,000	178,000
Accounts payable due to affiliates	165,000	347,000
Derivative financial instrument	310,000	—
Security deposits and prepaid rent	59,000	—

Total liabilities	4,281,000	525,000
Commitments and contingencies (Note 8)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 4,015,410 and 1,532,268 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	40,000	15,000
Additional paid-in capital	35,896,000	13,549,000
Accumulated deficit	(1,517,000)	(281,000)

Total stockholders’ equity	34,419,000	13,283,000
Noncontrolling interest (Note 11)	1,000	1,000

Total equity	34,420,000	13,284,000

Total liabilities and equity	$38,701,000	$13,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and
for the Period from January 7, 2009 (Date of Inception) through March 31, 2009
(Unaudited)

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended	through
	March 31, 2010	March 31, 2009

Revenue:
Rental income	$61,000	$—

Expenses:
Rental expenses	17,000	—
General and administrative	185,000	—
Acquisition related expenses	637,000	—
Depreciation and amortization	29,000	—

Total expenses	868,000	—

Loss from operations	(807,000)	—
Other income (expense):
Interest expense related to mortgage loan payable and derivative financial instrument	(1,000)	—
Interest income	5,000	—

Net loss	(803,000)	—

Less: Net loss attributable to noncontrolling interest	—	—

Net loss attributable to controlling interest	$(803,000)	$—

Net loss per common share attributable to controlling interest — basic and diluted	$(0.30)	$—

Weighted average number of common shares outstanding — basic and diluted	2,690,794	13,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and
for the Period from January 7, 2009 (Date of Inception) through March 31, 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	2,469,928	25,000	24,627,000	—	—	—	24,652,000
Offering costs	—	—	(2,673,000)	—	—	—	(2,673,000)
Issuance of common stock under the DRIP	13,214	—	126,000	—	—	—	126,000
Amortization of nonvested common stock compensation	—	—	8,000	—	—	—	8,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Distributions	—	—	—	—	(433,000)	—	(433,000)
Net loss	—	—	—	—	(803,000)	—	(803,000)

BALANCE — March 31, 2010	4,015,410	$40,000	$35,896,000	$—	$(1,517,000)	$1,000	$34,420,000

	Stockholder’s Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — January 7, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200,000	—	—	—	200,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000

BALANCE — March 31, 2009	20,000	$—	$200,000	$—	$—	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and
for the Period from January 7, 2009 (Date of Inception) through March 31, 2009
(Unaudited)

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended	through
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(803,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including amortization of straight line rent)	18,000	—
Stock based compensation	8,000	—
Changes in operating assets and liabilities:
Other assets	(70,000)	—
Accounts payable and accrued liabilities	234,000	—
Accounts payable due to affiliates	(29,000)	—
Security deposits and prepaid rent	(22,000)	—

Net cash used in operating activities	(664,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(9,915,000)	—
Restricted cash	(38,000)	—
Escrow deposits	(500,000)	—

Net cash used in financing activities	(10,453,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	24,652,000	200,000
Deferred financing costs	(19,000)	—
Contribution from sponsor	236,000	—
Noncontrolling interest contribution to operating partnership	—	2,000
Payment of offering costs	(2,826,000)	—
Distributions	(110,000)	—

Net cash provided by financing activities	21,933,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,816,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	13,773,000	—

CASH AND CASH EQUIVALENTS — End of period	$24,589,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$118,000	$—
Other assets	$7,000	$—
Mortgage loan payable, net	$3,025,000	$—
Derivative financial instrument	$310,000	$—
Accounts payable and accrued liabilities	$107,000	$—
Security deposits and prepaid rent	$81,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$126,000	$—
Contribution receivable from sponsor	$23,000	$—
Distributions declared but not paid	$197,000	$—
Accrued offering costs	$129,000	$—
Accrued deferred financing costs	$7,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2010 and
for the Period from January 7, 2009 (Date of Inception) through March 31, 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally will seek investments that produce current income. We intend to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of March 31, 2010, we had received and accepted subscriptions in our offering for 3,967,196 shares of our common stock, or $39,569,000, excluding shares of our common stock issued pursuant to the DRIP.
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
As of March 31, 2010, we had purchased two properties comprising 71,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $13,470,000.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of March 31, 2010 and December 31, 2009, we owned a 99.99% general partnership interest therein. Our advisor is a limited partner and as of March 31, 2010 and December 31, 2009, owned a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on February 25, 2010.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for capital improvements.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in general and administrative on our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowance for uncollectible amounts as of March 31, 2010 and December 31, 2009 was determined to be necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, no receivables were directly written off to bad debt expense.
Operating Properties, Net
Operating properties are carried at the lower of historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings is depreciated on a straight-line basis over the estimated useful lives of the buildings up to 39 years and for tenant improvements, the shorter of the lease term or useful life, ranging from 11 months to 110 months, respectively. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, there were no impairment losses recorded.
Purchase Price Allocation
In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values will be included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired are further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt are included in mortgage loan payable, net on our accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.
The value allocable to derivative financial instrument is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. See Note 12, Fair Value of Financial Instruments, for a further discussion.
These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirms the value of an asset or liability received in an acquisition of property.
Properties Held for Sale
We account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.
In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:
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
As of March 31, 2010 and December 31, 2009, we did not have any properties held for sale.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Derivatives are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815, and accordingly, changes in fair value are included as a component of interest expense in our accompanying condensed consolidated statements of operations in the period of change.
Fair Value Measurements
We follow ASC Topic 820 to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. See Note 12, Fair Value of Financial Instruments, for a further discussion.
Escrow Deposits
Escrow deposits include funds held by escrow agents to be applied towards the purchase of real estate or the payment of loan costs associated with loan placement, assumption or refinancing.
Other Assets
Other assets consist primarily of deferred rent receivables, prepaid expenses, deposits and deferred financing costs. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 11, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We intend to qualify and elect to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31, 2010. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2010, we will not benefit from the loss incurred for the year ended December 31, 2009.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and commercial office properties. Our investments in real estate are in different geographic regions and management evaluates operating performance on an individual asset level. However, as each of our assets has similar economic characteristics, tenants and products and services, our assets have been aggregated into one reportable segment for the three months ended March 31, 2010.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfers and Servicing, or ASC Topic 860). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810. SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810, which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our condensed consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 12, Fair Value of Financial Instruments.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land	$728,000	$—
Building and improvements	10,126,000	—

	10,854,000	—
Less: accumulated depreciation	(16,000)	—

	$10,838,000	$—

Depreciation expense for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009 was $16,000 and $0, respectively.
Acquisitions in 2010
During the three months ended March 31, 2010, we acquired two properties from unaffiliated third parties. The aggregate purchase price of these properties was $13,470,000, and we paid $371,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions.

						Acquisition Fee to
		Date	Ownership		Mortgage Loan	our Advisor or its
Property	Property Location	Acquired	Percentage	Purchase Price	Payable (1)	Affiliate (2)

Lacombe Medical Office Building	Lacombe, LA	03/05/10	100%	$6,970,000	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	03/31/10	100%	6,500,000	3,341,000	179,000

				$13,470,000	$3,341,000	$371,000

(1)	Represents the balance of the mortgage loan payable at the time of acquisition.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition fees, real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of March 31, 2010, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Proposed Acquisitions
On January 26, 2010, we entered into a purchase and sale agreement with Highlands Ranch Medical Pavilion, LLC, an unaffiliated third party, for the purchase of the Highlands Ranch Medical Pavilion, located in Highlands Ranch, Colorado, or the Highlands Ranch property. On April 30, 2010, we acquired the Highlands Ranch property for a purchase price of $8,400,000, plus closing costs. See Note 16, Subsequent Events, for a further discussion.
On January 28, 2010, we entered into a purchase and sale agreement with Parkway Medical Center, LLC, an unaffiliated third party, for the purchase of the Parkway Medical Center, located in Beachwood, Ohio, or the Parkway Medical Center property. On April 12, 2010, we acquired the Parkway Medical Center property for a purchase price of $10,900,000, plus closing costs. See Note 16, Subsequent Events, for a further discussion.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

In place leases, net of accumulated amortization of $10,000 and $0 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 75 months and 0 months as of March 31, 2010 and December 31, 2009, respectively).	$1,077,000	$—
Above market leases, net of accumulated amortization of $0 as of March 31, 2010 and December 31, 2009 (with a weighted average remaining life of 72 months and 0 months as of March 31, 2010 and December 31, 2009, respectively).	327,000	—
Tenant relationships, net of accumulated amortization of $3,000 and $0 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 131 months and 0 months as of March 31, 2010 and December 31, 2009, respectively).	1,040,000	—

	$2,444,000	$—

Amortization expense recorded on the identified intangible assets, net for the three months ended March 31, 2010 and for the period from January 9, 2009 (Date of Inception) through March 31, 2009 was $13,000 and $0, respectively.
Estimated amortization expense on the identified intangible assets as of March 31, 2010, for the nine months ended December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$294,000
2011	$330,000
2012	$309,000
2013	$309,000
2014	$288,000
Thereafter	$914,000
5. Other Assets
Other assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $0 as of March 31, 2010 and December 31, 2009	$26,000	$—
Deferred rent receivable	11,000	—
Prepaid expenses and deposits	114,000	36,000

	$151,000	$36,000

We did not record any amortization expense on deferred financing costs for the three months ended March 31, 2010 and for the period from January 9, 2009 (Date of Inception) through March 31, 2009.
Estimated amortization expense on the deferred financing costs as of March 31, 2010, for the nine months ended December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$2,000
2011	$2,000
2012	$2,000
2013	$2,000
2014	$2,000
Thereafter	$16,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Mortgage Loan Payable, Net
We own Center for Neurosurgery and Spine subject to a mortgage loan payable of $3,341,000 ($3,025,000, net of discount) and $0 as of March 31, 2010 and December 31, 2009, respectively. In connection with our purchase of Center for Neurosurgery and Spine subject to the existing mortgage loan, the seller agreed to remain personally liable to the lender to repay the mortgage loan and perform its obligations under the interest rate swap (See Note 7, Derivative Financial Instrument, for a further discussion of the interest rate swap). Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan. The mortgage loan payable has a variable interest rate calculated based on the one month London Interbank Offered Rate, or LIBOR, plus a margin of 1.10%, which as of March 31, 2010 was 1.33% per annum. The mortgage loan payable may be prepaid in whole or in part, without a prepayment premium. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as occupancy ratios and reporting requirements. As of March 31, 2010, we were in compliance with all such requirements.

Property	Interest Rate (1)	Maturity Date	March 31, 2010	December 31, 2009

Variable Rate Debt:
Center for Neurosurgery and Spine (2)	1.33%	8/15/2021 (callable)	$3,341,000	$—
Less: discount			(316,000)	—

Mortgage loan payable, net			$3,025,000	$—

(1)	Represents the interest rate in effect as of March 31, 2010.

(2)	As of March 31, 2010, we had a variable rate mortgage loan payable with an interest rate of 1.33% per annum. However, as of March 31, 2010, we had a fixed rate interest rate swap of 6.00% per annum on our variable rate mortgage loan payable, thereby effectively fixing our interest rate over the term of the mortgage loan payable. See Note 7, Derivative Financial Instrument, for a further discussion. The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any.
The principal payments due on our mortgage loan payable as of March 31, 2010, for the nine months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$3,341,000
2011	$—
2012	$—
2013	$—
2014	$—
Thereafter	$—
7. Derivative Financial Instrument
ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we record derivative financial instruments on our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of March 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. When applicable, changes in the fair value of derivative financial instruments will be recorded as a component of interest expense in income (loss) on derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not record any changes in the fair value of our derivative financial instrument.
The following table lists the derivative financial instrument held by us as of March 31, 2010:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$3,341,000	one month LIBOR	6.00%	$(310,000)	Swap	08/15/21
We did not have any derivative financial instruments as of December 31, 2009.
8. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of the gross proceeds of our offering) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering. As of March 31, 2010 and December 31, 2009, our advisor or its affiliates had incurred expenses on our behalf of $1,946,000 and $1,956,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2010 and December 31, 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 9, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $3,082,000 and $0, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $1,686,000 and $0, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $740,000 and $0, respectively, in dealer manager fees to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $247,000 and $0, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates will receive an acquisition fee of 2.75% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $371,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of March 31, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $8,000 and $0, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursement of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Operational Stage
Asset Management Fee
Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $5,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our advisor or its affiliates. Our advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our advisor or its affiliates, we will pay our advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided, however, that in no event will we pay both a property management fee and an oversight fee to our advisor or its affiliates with respect to the same property.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred $2,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
We will reimburse our advisor or its affiliates for on-site personnel and engineering incurred on our behalf. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any payroll for on-site personnel and engineering to our advisor or its affiliates.
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
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur a construction management fee to our advisor or its affiliates.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, beginning with the four consecutive fiscal quarters ending June 30, 2010, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors.
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $9,000 and $0, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Related Party Services Agreement
We entered into a services agreement, effective September 21, 2009, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for transfer agent and investor services. The services agreement has an initial one-year term and shall thereafter automatically be renewed for successive one-year terms. Since our transfer agent is an affiliate of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated third party for similar services. The services agreement requires our transfer agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we incurred expenses of $14,000 and $0, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, Grubb & Ellis Equity Advisors incurred expenses of $10,000 and $0, respectively, in subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds of our offering.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any additional services to our advisor or its affiliates.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any such distributions to our advisor.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not incur any such distributions to our advisor.
Accounts Receivable Due from Affiliate
Accounts receivable due from affiliate of $23,000 represents the portion of the distribution declared for March 2010 that our sponsor advised us it would fund. We received such amount on April 8, 2010.
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of March 31, 2010 and December 31, 2009:

Entity	Fee	March 31, 2010	December 31, 2009
Grubb & Ellis Equity Advisors	Operating Expenses	$23,000	$65,000
Grubb & Ellis Equity Advisors	Offering Costs	35,000	150,000
Grubb & Ellis Equity Advisors	Acquisition Related Expenses	6,000	—
Grubb & Ellis Equity Advisors	Asset and Property Management Fees	7,000	—
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	94,000	132,000

		$165,000	$347,000

10. Subordinated Distribution Upon Termination
Upon termination or non-renewal of the Advisory Agreement, our advisor will be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive, in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of March 31, 2010 and December 31, 2009, we have not recorded any charges to earnings related to the subordinated distribution upon termination.
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.
Common Stock
We are offering and selling to the public up to 300,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 30,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP for $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

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
On October 21, 2009, we granted 15,000 shares of restricted common stock to our independent directors. Through March 31, 2010, we issued 3,967,196 shares of our common stock in connection with our offering and 13,214 shares of our common stock pursuant to the DRIP. As of March 31, 2010 and December 31, 2009, we had 4,015,410 and 1,532,268 shares of our common stock issued and outstanding.
Noncontrolling Interest
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of March 31, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interest, subject to certain limitations.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, $126,000 and $0, respectively, in distributions were reinvested and 13,214 and 0 shares of our common stock were issued pursuant to the DRIP, respectively. As of March 31, 2010 and December 31, 2009, a total of $126,000 and $0, respectively, in distributions were reinvested and 13,214 and 0 shares of our common stock were issued pursuant to the DRIP, respectively.
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
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
No share repurchases were made for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009.
2009 Incentive Plan
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we recognized compensation expense of $8,000 and $0, respectively, related to the restricted common stock grants ultimately expected to vest, which has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2010 and December 31, 2009, there was $107,000 and $115,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.56 years.
As of March 31, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock was $120,000. A summary of the status of the nonvested shares of restricted common stock as of March 31, 2010 and December 31, 2009, and the changes for the three months ended March 31, 2010, is presented below:

		Weighted
	Number of Nonvested Shares	Average Grant
	of Our Restricted	Date Fair
	Common Stock	Value
Balance — December 31, 2009	12,000	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2010	12,000	$10.00

Expected to vest — March 31, 2010	12,000	$10.00

12. Fair Value of Financial Instruments
ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Financial Instruments Reported at Fair Value
Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
To comply with the provisions of ASC Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we have determined that the majority of the inputs used to value our interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swap. As a result, we have determined that our interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices
	in Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Derivative financial instrument	$—	$(310,000)	$—	$(310,000)

Total liabilities at fair value	$—	$(310,000)	$—	$(310,000)

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, escrow deposits, other receivables, accounts receivable due from affiliate, accounts payable and accrued liabilities, accounts payable due to affiliates and mortgage loan payable, net.
We consider the carrying values of cash and cash equivalents, restricted cash, escrow deposits, other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts receivable due from affiliate and accounts payable due to affiliates is not determinable due to the related party nature of the accounts receivable and accounts payable.
The fair value of the mortgage loan payable is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2010, the fair value of the mortgage loan payable was $3,025,000 compared to the carrying value of $3,025,000. We did not have a mortgage loan payable as of December 31, 2009.
13. Business Combinations
For the three months ended March 31, 2010, we completed the acquisition of two properties, adding a total of approximately 71,000 square feet of GLA to our property portfolio. The aggregate purchase price was $13,470,000, plus closing costs and acquisition fees of $504,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The purchase price was initially financed with $3,341,000 of mortgage debt. See Note 3, Real Estate Investments, for a listing of the properties acquired and the dates of acquisition.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 for the periods subsequent to the acquisition dates. For the period from the acquisition date through March 31, 2010, we recognized $60,000 in revenues and $15,000 in net income for Lacombe Medical Office Building and $1,000 in revenues and $1,000 in net loss for Center for Neurosurgery and Spine.
In accordance with ASC Topic 805, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed. Certain allocations as of March 31, 2010 are subject to change based on information received within one year of the purchase date related to one or more events at the time of purchase which confirm the value of an asset acquired or a liability assumed in an acquisition of a property.
As of March 31, 2010, the aggregate purchase price of our two properties was allocated as shown below:

		Center for
	Lacombe Medical	Neurosurgery and
	Office Building	Spine

Land	$409,000	$319,000
Building and improvements	5,438,000	4,688,000
In place leases	512,000	575,000
Tenant relationships	458,000	585,000
Above market leases	—	327,000

Total assets acquired	6,817,000	6,494,000

Mortgage loan payable, net	—	(3,025,000)
Derivative financial instrument	—	(310,000)

Total liabilities assumed	—	(3,335,000)

Net assets acquired	$6,817,000	$3,159,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three months ended March 31, 2010, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been $319,000, $(876,000), $(876,000) and $(0.33), respectively.
Assuming the property acquisitions discussed above had occurred on January 7, 2009 (Date of Inception), for the period from January 7, 2009 (Date of Inception) through March 31, 2009, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been $365,000, $(546,000), $(546,000) and $(0.48), respectively.
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
14. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, escrow deposits and other receivables. Cash is generally invested in investment-grade short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant.
As of March 31, 2010, we owned one property in Louisiana and one property in Minnesota, which accounted for 97.5% and 2.5%, respectively, of our total revenues for the three months ended March 31, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
For the three months ended March 31, 2010, six of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		GLA	Lease
	2010 Annual	2010 Annual		(Square	Expiration
Tenant	Base Rent *	Base Rent	Property	Feet)	Date

Smith, Patel & Amkieh, LLC	$185,000	18.1%	Lacombe Medical Office Building	18,000	05/14/19
Central Minnesota Neurosciences	$144,000	14.1%	Center for Neurosurgery and Spine	9,000	02/28/16
Center for Pain Management	$143,000	14.0%	Center for Neurosurgery and Spine	9,000	05/31/16
Central Minnesota Center for Diagnostics	$128,000	12.5%	Center for Neurosurgery and Spine	8,000	03/31/16
Louisiana Heart Hospital, LLC	$122,000	12.0%	Lacombe Medical Office Building	7,000	05/14/14
Tomark Physicians, PA	$104,000	10.1%	Center for Neurosurgery and Spine	7,000	03/31/16

*
Annualized rental income is based on contractual base rent from leases in effect as of March 31, 2010. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not own any properties.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Shares of nonvested restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2010 and 2009, there were 12,000 shares and 0 shares, respectively, of nonvested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
16. Subsequent Events
Status of our Offering
As of April 30, 2010, we had received and accepted subscriptions in our offering for 4,927,525 shares of our common stock, or $49,157,000, excluding shares of our common stock issued pursuant to the DRIP.
Property Acquisitions
On April 12, 2010, we acquired the Parkway Medical Center property, a medical office building comprising 88,000 square feet of GLA, for a purchase price of $10,900,000, plus closing costs. We financed the purchase price of the property using proceeds from our offering. In connection with the acquisition, we paid an acquisition fee of $300,000, or 2.75% of the purchase price, to Grubb & Ellis Equity Advisors. Additionally, pursuant to a separate agreement to which we were not a party, in connection with the acquisition of the Parkway Medical Center property, the seller paid a real estate broker of our sponsor approximately $164,000, or 1.5% of the purchase price, as a commission for real estate brokerage services.
On April 30, 2010, we acquired the Highlands Ranch Medical property, a medical office building comprising 37,000 square feet of GLA, for a purchase price of $8,400,000, plus closing costs. We financed the purchase price of the property through a loan assumption of the seller’s current loan on the property, which had an unpaid principal balance of $4,443,000 with an interest rate of 5.88% per annum, and the remaining balance using proceeds from our offering. In connection with the acquisition, we paid an acquisition fee of $231,000, or 2.75% of the purchase price, to Grubb & Ellis Equity Advisors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2010 and December 31, 2009, together with our results of operations and cash flows for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009.
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
Overview and Background
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally will seek investments that produce current income. We intend to qualify and elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. As of March 31, 2010, we had received and accepted subscriptions in our offering for 3,967,196, shares of our common stock, or $39,569,000, excluding shares of our common stock issued pursuant to the DRIP.

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
As of March 31, 2010, we had purchased two properties comprising 71,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $13,470,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on February 25, 2010, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on February 25, 2010.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2010
For a discussion of our acquisitions for the three months ended March 31, 2010, see Note 3, Real Estate Investments — Acquisitions in 2010, to our accompanying condensed consolidated financial statements.
Proposed Acquisitions
For a discussion of our proposed acquisitions as of March 31, 2010, see Note 3, Real Estate Investments — Proposed Acquisitions, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on February 25, 2010.

Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
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
Scheduled Lease Expirations
As of March 31, 2010, our consolidated properties were 100% occupied. During the remainder of 2010, none of the leases will expire. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of compliance with the Sarbanes-Oxley Act, we will provide management’s assessment of our internal control over financial reporting as of December 31, 2010.
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
Results of Operations
We had no results of operations for the period from January 7, 2009 (Date of Inception) through March 31, 2009 and therefore our results of operations for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
Our operating results for the three months ended March 31, 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses related to such purchases.

Rental Income
For the three months ended March 31, 2010, rental income was $61,000 and was primarily comprised of base rent of $35,000 and expense recoveries of $15,000. We expect rental income to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
The aggregate occupancy for our properties was 100% as of March 31, 2010.
Rental Expenses
For the three months ended March 31, 2010, rental expenses were $17,000 and primarily consisted of real estate taxes of $11,000.
General and Administrative
For the three months ended March 31, 2010, general and administrative were $185,000 and primarily consisted of professional and legal fees of $64,000, directors’ and officers’ liability insurance of $44,000, board of directors fees of $42,000, transfer agent services of $14,000 and restricted stock compensation of $8,000. We expect general and administrative to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
Acquisition Related Expenses
For the three months ended March 31, 2010, acquisition related expenses of $637,000 were related primarily to expenses associated with the purchase of our two properties, including acquisition fees of $371,000 incurred to our advisor or its affiliates.
Depreciation and Amortization
For the three months ended March 31, 2010, depreciation and amortization was $29,000 and consisted of depreciation on our operating properties of $16,000 and amortization on our identified intangible assets of $13,000.
Interest Expense
For the three months ended March 31, 2010, we had interest expense of $1,000 related to our mortgage loan payable and our interest rate swap for one day.
Interest Income
For the three months ended March 31, 2010, we had interest income of $5,000 related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering to conduct our activities. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and real estate-related investments is obtained primarily from our offering and from any indebtedness that we may incur.
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

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our offering include payments to our advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings and the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of our offering in properties and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of net proceeds available for investment.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
Based on the properties owned as of March 31, 2010, we estimate that our expenditures for capital improvements will require up to $19,000 for the remaining nine months of 2010. As of March 31, 2010, we had $38,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.

Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, were $664,000 and $0, respectively. For the three months ended March 31, 2010, cash flows used in operating activities related to the payment of acquisition related and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase properties and have a full year of operations.
Cash flows used in investing activities for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, were $10,453,000 and $0, respectively. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of our two properties in amount of $9,915,000 and the payment of $500,000 in real estate deposits. Cash flows in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets.
Cash flows provided by financing activities for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, were $21,933,000 and $202,000, respectively. For the three months ended March 31, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $24,652,000, partially offset by the payment of offering costs of $2,826,000. For the period from January 7, 2009 (Date of Inception) through March 31, 2009, such cash flows related to $200,000 received from our advisor for the purchase of 20,000 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash monthly in arrears. The distributions are paid only from legally available funds contingent upon a determination by our chief financial officer that, as of each payment date and after giving effect to each such distribution, we are able to pay our debts as they become due in the usual course of business and our assets are less than the sum of our total liabilities.
The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.
For the three months ended March 31, 2010, we paid distributions of $236,000 ($110,000 in cash and $126,000 in shares of our common stock pursuant to the DRIP), as compared to cash flows from operations of $(664,000). The distributions were paid from funds from our sponsor. For the period from January 7, 2009 (Date of Inception) through March 31, 2009, we did not pay any distributions.
As of March 31, 2010, we had an amount payable of $36,000 to our advisor or its affiliates for operating expenses, acquisition expenses and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the three months ended March 31, 2010, we paid distributions of $236,000, as compared to Funds From Operations, or FFO, of $(774,000). The distributions were paid from funds from our sponsor. For a further discussion of FFO, see Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2010, our borrowings were 24.8% of our properties’ combined fair market values.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of May 11, 2010 and March 31, 2010, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loan Payable, Net
For a discussion of our mortgage loan payable, net, see Note 6, Mortgage Loan Payable, Net, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 8, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of March 31, 2010, we had a variable rate mortgage loan payable in the outstanding principal amount of $3,341,000 ($3,025,000, net of discount) secured by Center for Neurosurgery and Spine. We are required by the terms of the applicable loan documents to meet certain financial covenants, such as occupancy ratios and reporting requirements. As of March 31, 2010, we were in compliance with all such covenants and requirements on our mortgage loan payable.
As of March 31, 2010, the variable interest rate on our outstanding debt was 1.33% per annum. However, as of March 31, 2010, we had a fixed rate interest rate swap at 6.00% per annum on our variable rate mortgage loan payable, thereby effectively fixing our interest rate on our mortgage loan payable.
Contractual Obligations
The following table provides information with respect to the maturity and scheduled principal repayment of our secured mortgage loan payable as of March 31, 2010.

	Payments Due by Period (1)
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2010)	(2011-2012)	(2013-2014)	(after 2014)	Total

Principal payments —
variable rate debt	$3,341,000	$—	$—	$—	$3,341,000
Interest payments —
variable rate debt (based on rates in effect as of March 31, 2010)	—	—	—	—	—

Total	$3,341,000	$—	$—	$—	$3,341,000

(1)	Mortgage loan payable was $3,341,000 ($3,025,000, net of discount) at a variable interest rate of 1.33% per annum as of March 31, 2010. As of March 31, 2010, we had a fixed rate interest rate swap on our variable mortgage loan payable, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. The mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $149,000, $350,000, $281,000 and $420,000 in 2010, 2011-2012, 2013-2014 and thereafter, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under GAAP.
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
The following is a reconciliation of net loss to FFO for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009:

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended	through
	March 31, 2010	March 31, 2009
Net loss	$(803,000)	$—
Add:
Net loss attributable to noncontrolling interest	—	—
Depreciation and amortization — consolidated properties	29,000	—

FFO	$(774,000)	$—

FFO per common share — basic and diluted	$(0.29)	$—

Weighted average common shares outstanding — basic and diluted	2,690,794	13,333

FFO reflects acquisition related expenses of $637,000 and $0 for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009, respectively. For a discussion of our acquisition related expenses see Results of Operations — Acquisition Related Expenses above.
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss to net operating income for the three months ended March 31, 2010 and for the period from January 7, 2009 (Date of Inception) through March 31, 2009:

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended	through
	March 31, 2010	March 31, 2009
Net loss	$(803,000)	$—
Add:
General and administrative	185,000	—
Acquisition related expenses	637,000
Depreciation and amortization	29,000	—
Interest expense	1,000	—
Less:
Interest income	(5,000)	—

Net operating income	$44,000	$—

Subsequent Events
For a discussion of subsequent events, see Note 16, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we borrow at fixed rates or may borrow at variable rates.
We also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
We have entered into, and may continue in the future to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in interest expense in our accompanying condensed consolidated statements of operations.
Our interest rate risk is monitored using a variety of techniques.

The table below presents, as of March 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Variable rate debt — principal payments	$3,341,000	$—	$—	$—	$—	$—	$3,341,000	$3,025,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2010)	1.33%	—%	—%	—%	—%	—%	1.33%	—
Mortgage loan payable was $3,341,000 ($3,025,000, net of discount) at a variable interest rate of 1.33% per annum as of March 31, 2010. As of March 31, 2010, we had a fixed rate interest rate swap on our variable mortgage loan payable, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. The mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on February 25, 2010, except as noted below and the following: our sponsor and its affiliates have notified Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) that the obligation of Grubb & Ellis Realty Investors, LLC, an affiliate of our advisor, to present qualified investment opportunities pursuant to a right of first refusal has been satisfied and is no longer applicable. Therefore, the right of first refusal is no longer a consideration for our advisor’s or its affiliates’ identification of suitable investment opportunities for us. Accordingly, the risk factor in the 2009 Annual Report on Form 10-K entitled, “We will rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Grubb & Ellis Realty Investors, an affiliate of our advisor, has entered into an agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) pursuant to which Healthcare Trust of America, Inc. will have a right of first refusal with respect to certain investment opportunities identified by Grubb & Ellis Realty Investors” is hereby deleted in its entirety.
We may not have sufficient cash available from operations to pay distributions, and, therefore, we have paid and may continue to pay distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources, such as our sponsor. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify or maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. We expect to have little cash flows from operations available for distributions until we make substantial investments. Therefore, we have used, and in the future may use, the net proceeds from our offering, borrowed funds, or other sources, such as our sponsor, to pay cash distributions to our stockholders in order to qualify or maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of Grubb & Ellis Company, or our sponsor, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor will not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions to our stockholders.

For the three months ended March 31, 2010, we paid distributions of $236,000 ($110,000 in cash and $126,000 in shares of our common stock pursuant to the distribution reinvestment plan, or the DRIP), as compared to cash flows from operations of $(664,000). The distributions were paid using funds from our sponsor. For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of March 31, 2010, we had an amount payable of $36,000 to our advisor or its affiliates for operating expenses, acquisition expenses and asset and property management fees, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2010, no amounts due to our advisor or its affiliates have been deferred or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the three months ended March 31, 2010, we paid distributions of $236,000, as compared to FFO of $(774,000). The distributions were paid using funds from our sponsor. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.
Recently enacted comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our properties are not yet known, but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. On March 30, 2010, the President signed into law the Reconciliation Act. The Reconciliation Act will require certain U.S. stockholders who are individuals, estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of stock, subject to certain exceptions. This additional tax will apply broadly to essentially all dividends and all gains from dispositions of stock, including dividends from REITs and gains from dispositions of REIT shares, such as our common stock. As enacted, the tax will apply for taxable years beginning after December 31, 2012.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in share of our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders best interest.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-158111), registering a public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Grubb & Ellis Securities, Inc., or our dealer manager, is the dealer manager of our offering. We are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000.
As of March 31, 2010, we had received and accepted subscriptions in our offering for 3,967,196, shares of our common stock, or $39,569,000, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2010, a total of $126,000 in distributions were reinvested and 13,214 shares of our common stock were issued pursuant to the DRIP.
As of March 31, 2010, we had incurred selling commissions of $2,684,000 and dealer manager fees of $1,181,000 in connection with our offering. We had also incurred other offering expenses of $397,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of March 31, 2010, net offering proceeds were $35,433,000, including proceeds from the DRIP and after deducting offering expenses.
As of March 31, 2010, $129,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of March 31, 2010, we had used $9,915,000 in proceeds from our offering to purchase two properties from unaffiliated third parties, $531,000 to pay acquisition related expenses and $500,000 to pay real estate deposits for proposed future acquisitions.
Unregistered Sales of Equity Securities
During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the period covered by this Quarterly Report on Form 10-Q, we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]
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

Grubb & Ellis Healthcare REIT II, Inc.
(Registrant)
May 11, 2010	By:	/s/ Jeffrey T. Hanson
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

May 11, 2010	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Second Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated October 26, 2009 (included as Exhibit 4.1 to our Current Report on Form 8-K filed October 30, 2009 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Supplement No. 1 to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed October 29, 2009 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)

4.4
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed August 27, 2009 and incorporated herein by reference)

10.1
Real Estate Purchase Agreement and Escrow Instructions between Grubb & Ellis Equity Advisors, LLC and Stingray Properties, LLC and Crystal Blue Properties, LLC, Sylvan Holdings, LLC and Dr. Samuel Elghoran, dated January 7, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 8, 2010 and incorporated herein by reference)

10.2
Assignment and Assumption of Real Estate Purchase and Sale Agreement between Grubb & Ellis Equity Advisors, LLC and G&E Healthcare REIT II Sartell MOB, LLC, dated January 7, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 8, 2010 and incorporated herein by reference)

10.3
Purchase and Sale Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC and Highlands Ranch Medical Pavilion, LLC, dated January 26, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference)

10.4
Purchase and Sale Agreement between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC, dated January 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2010 and incorporated herein by reference)

10.5
Real Estate Purchase Agreement between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC, dated February 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 12, 2010 and incorporated herein by reference)

10.6
First Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated February 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 12, 2010 and incorporated herein by reference)

10.7
First Amendment to Real Estate Purchase Agreement and Escrow Instructions between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC and First American Title Insurance Company, dated February 19, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 24, 2010 and incorporated herein by reference)

10.8
First Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated February 23, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2010 and incorporated herein by reference)

10.9
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC and First American Title Insurance Company, dated February 26, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference)

10.10
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 1, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference)

10.11
Third Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 5, 2010(included as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference)

10.12
Second Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated March 12, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 16, 2010 and incorporated herein by reference)

10.13
Fourth Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 19, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2010 and incorporated herein by reference)

10.14
Performance of Loan Obligations and Indemnity Agreement between G&E Healthcare REIT II Sartell MOB, LLC, G&E Healthcare REIT II, Inc., Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, and Dr. Samir Elghor, dated March 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.15
Replacement Reserve Agreement between G&E Healthcare REIT II Sartell MOB, LLC and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.16
Mortgage, Security Agreement and Assignment of Rents and Leases between G&E Healthcare REIT II Sartell MOB, LLC and Stingray Properties, LLC, dated March 31, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.17
Subordination Agreement (Mortgage) between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.18
Modification of Third-Party Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, between ) G&E Healthcare REIT II Sartell MOB, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.19
Consent and Assumption Agreement between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.20
Bill of Sale, Assignment and Assumption of Leases and Contracts between G&E Healthcare REIT II Sartell MOB, LLC and Stingray Properties, LLC, dated March 31, 2010 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.21
Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Grubb & Ellis Healthcare REIT II Advisor, LLC dated August 24, 2009 (included as Exhibit 10.2 to Post-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed April 29, 2010 and incorporated herein by reference)

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