Form 10-Q
period 2010-06-30
Grubb & Ellis Healthcare REIT II, Inc.
filed 2010-08-10
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-158111 (1933 Act)
GRUBB & ELLIS HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1551 N. Tustin Avenue,
Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, there were 8,084,416 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2009 (Unaudited), for the Six Months Ended June 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through June 30, 2009 (Unaudited)	3

Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through June 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through June 30, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	48

Item 4. [Removed and Reserved.]	48

Item 5. Other Information	48

Item 6. Exhibits	48

Signatures	49

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Real estate investments:
Operating properties, net	$47,744,000	$—
Cash and cash equivalents	8,874,000	13,773,000
Accounts and other receivables	264,000	—
Restricted cash	172,000	—
Escrow deposits	500,000	—
Identified intangible assets, net	11,787,000	—
Other assets, net	546,000	36,000

Total assets	$69,887,000	$13,809,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$7,382,000	$—
Accounts payable and accrued liabilities	1,931,000	178,000
Accounts payable due to affiliates	182,000	347,000
Derivative financial instrument	430,000	—
Identified intangible liabilities, net	166,000	—
Security deposits and prepaid rent	416,000	—

Total liabilities	10,507,000	525,000

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 7,153,032 and 1,532,268 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	71,000	15,000
Additional paid-in capital	63,786,000	13,549,000
Accumulated deficit	(4,478,000)	(281,000)

Total stockholders’ equity	59,379,000	13,283,000
Noncontrolling interest (Note 11)	1,000	1,000

Total equity	59,380,000	13,284,000

Total liabilities and equity	$69,887,000	$13,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009, for the
Six Months Ended June 30, 2010 and for the Period from
January 7, 2009 (Date of Inception) through June 30, 2009
(Unaudited)

				Period from
				January 7, 2009
	Three Months Ended		Six Months	(Date of Inception)
	June 30,		Ended	through
	2010	2009	June 30, 2010	June 30, 2009

Revenue:
Rental income	$1,142,000	$—	$1,203,000	$—

Expenses:
Rental expenses	390,000	—	407,000	—
General and administrative	360,000	—	545,000	—
Acquisition related expenses	1,695,000	—	2,332,000	—
Depreciation and amortization	536,000	—	565,000	—

Total expenses	2,981,000	—	3,849,000	—

Loss from operations	(1,839,000)	—	(2,646,000)	—
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loan payables and derivative financial instrument	(108,000)	—	(109,000)	—
Loss in fair value of derivative financial instrument	(120,000)	—	(120,000)	—
Interest income	8,000	—	13,000	—

Net loss	(2,059,000)	—	(2,862,000)	—

Less: Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to controlling interest	$(2,059,000)	$—	$(2,862,000)	$—

Net loss per common share attributable to controlling interest — basic and diluted	$(0.37)	$—	$(0.69)	$—

Weighted average number of common shares outstanding — basic and diluted	5,558,762	20,000	4,132,705	16,800

Distributions declared per common share	$0.16	$—	$0.33	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and
for the Period from January 7, 2009 (Date of Inception) through June 30, 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	5,560,379	56,000	55,419,000	—	—	—	55,475,000
Offering costs	—	—	(5,974,000)	—	—	—	(5,974,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	52,885	—	502,000	—	—	—	502,000
Amortization of nonvested common stock compensation	—	—	16,000	—	—	—	16,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Distributions declared	—	—	—	—	(1,335,000)	—	(1,335,000)
Net loss	—	—	—	—	(2,862,000)	—	(2,862,000)

BALANCE — June 30, 2010	7,153,032	$71,000	$63,786,000	$—	$(4,478,000)	$1,000	$59,380,000

	Stockholder’s Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — January 7, 2009	—	$—	$—	$—	$—	$—	$—
(Date of Inception)	—	—	—	—	—	—	—
Issuance of common stock	20,000	—	200,000	—	—	—	200,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000

BALANCE — June 30, 2009	20,000	$—	$200,000	$—	$—	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and
for the Period from January 7, 2009 (Date of Inception) through June 30, 2009
(Unaudited)

		Period from
		January 7, 2009
	Six Months	(Date of Inception)
	Ended	through
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,862,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, debt discount and deferred rent receivable)	516,000	—
Stock based compensation	31,000	—
Change in fair value of derivative financial instrument	120,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(264,000)	—
Other assets, net	(243,000)	—
Accounts payable and accrued liabilities	1,170,000	—
Accounts payable due to affiliates	21,000	—
Security deposits and prepaid rent	(92,000)	—

Net cash used in operating activities	(1,603,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(51,552,000)	—
Restricted cash	(172,000)	—
Escrow deposits	(500,000)	—

Net cash used in investing activities	(52,224,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payables	(66,000)	—
Proceeds from issuance of common stock	55,475,000	200,000
Deferred financing costs	(104,000)	—
Contribution from sponsor	259,000	—
Noncontrolling interest contribution to operating partnership	—	2,000
Payment of offering costs	(6,159,000)	—
Distributions paid	(477,000)	—

Net cash provided by financing activities	48,928,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,899,000)	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	13,773,000	—

CASH AND CASH EQUIVALENTS — End of period	$8,874,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$95,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$3,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$84,000	$—
Mortgage loan payables, net	$7,439,000	$—
Derivative financial instrument	$310,000	$—
Accounts payable and accrued liabilities	$222,000	$—
Security deposits and prepaid rent	$508,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$502,000	$—
Distributions declared but not paid	$356,000	$—
Accrued offering costs	$97,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2010 and 2009, for the
Six Months Ended June 30, 2010 and for the Period from
January 7, 2009 (Date of Inception) through June 30, 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We intend to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of June 30, 2010, we had received and accepted subscriptions in our offering for 7,057,647 shares of our common stock, or $70,393,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one year term that expires on June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.
As of June 30, 2010, we had purchased seven properties comprising 315,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $60,220,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of June 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest therein. Our advisor is a limited partner and, as of June 30, 2010 and December 31, 2009, owned a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.
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
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible current tenant receivables and unbilled deferred rent receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowance for uncollectible amounts as of June 30, 2010 and December 31, 2009 was determined to be necessary to reduce receivables and deferred rent receivables to our estimate of the amount recoverable. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, no receivables and deferred rent receivables were directly written off to bad debt expense.
Operating Properties, Net
Operating properties are carried at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 12.2 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The fair value of tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as above or below market value of in place leases, the value of in place lease costs, tenant relationships, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts related to above market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market lease values are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired includes in place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in determining these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt are included in mortgage loan payables, net in our accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. See Note 12, Fair Value of Financial Instruments, for a further discussion.
The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
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
Derivatives are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815, and accordingly, changes in fair value are included as a component of interest expense in gain (loss) in fair value of derivative financial instrument in our accompanying condensed consolidated statements of operations in the period of change.
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
See Note 12, Fair Value of Financial Instruments, for a further discussion.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Escrow Deposits
Escrow deposits include funds held by escrow agents to be applied towards the purchase of real estate or the payment of loan costs associated with loan placement, assumption or refinancing.
Other Assets, Net
Other assets, net consist primarily of deferred rent receivables, prepaid expenses, deposits and deferred financing costs. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 11, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We intend to qualify and elect to be taxed as a REIT, under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31, 2010. We have not yet elected to be taxed as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2010, we will not benefit from the loss incurred for the period from January 7, 2009 (Date of Inception) through December 31, 2009.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2010 and December 31, 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and commercial office properties. Our investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of our assets has similar economic characteristics, tenants and products and services, our assets have been aggregated into one reportable segment for the three and six months ended June 30, 2010.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in ASC Topic 860, Transfers and Servicing, or ASC Topic 860). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in ASC Topic 860), and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in ASC Topic 810). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 12, Fair Value of Financial Instruments.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land	$5,229,000	$—
Building and improvements	42,802,000	—

	48,031,000	—
Less: accumulated depreciation	(287,000)	—

	$47,744,000	$—

Depreciation expense for the three months ended June 30, 2010 and 2009 was $271,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009 was $287,000 and $0, respectively.
Acquisitions in 2010
During the six months ended June 30, 2010, we acquired seven properties from unaffiliated parties. The aggregate purchase price of these properties was $60,220,000 and we paid $1,658,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions.

						Acquisition Fee to
		Date	Ownership		Mortgage Loan	our Advisor or its
Property	Property Location	Acquired	Percentage	Purchase Price	Payables (1)	Affiliate (2)

Lacombe Medical Office Building	Lacombe, LA	03/05/10	100%	$6,970,000	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	03/31/10	100%	6,500,000	3,341,000	179,000
Parkway Medical Center	Beachwood, OH	04/12/10	100%	10,900,000	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	04/30/10	100%	8,400,000	4,443,000	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	05/27/10	100%	11,000,000	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	06/25/10	100%	10,100,000	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	06/28/10	100%	6,350,000	—	175,000

				$60,220,000	$7,784,000	$1,658,000

(1)	Represents the outstanding balance of the mortgage loan payables at the time of acquisition.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of June 30, 2010, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Proposed Acquisition
On June 30, 2010, we entered into an assignment and assumption of a purchase and sale agreement with Grubb & Ellis Equity Advisors whereby we assumed a purchase and sale agreement dated April 27, 2010, with CNL Retirement DAS Pocatello ID, LP, an unaffiliated party, for the purchase of Pocatello East Medical Office Building, located in Pocatello, Idaho, or the Pocatello East MOB property, a multi-tenant medical office building comprising 76,000 square feet of GLA. On July 27, 2010, we acquired a 98.75% interest in the Pocatello East MOB property for a purchase price of $15,800,000, plus closing costs. See Note 16, Subsequent Events, for a further discussion.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

In place leases, net of accumulated amortization of $203,000 and $0 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 6.3 years and 0 years as of June 30, 2010 and December 31, 2009, respectively)	$4,677,000	$—
Above market leases, net of accumulated amortization of $26,000 and $0 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 7.4 years and 0 years as of June 30, 2010 and December 31, 2009, respectively)	1,005,000	—
Tenant relationships, net of accumulated amortization of $75,000 and $0 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 14.6 years and 0 years as of June 30, 2010 and December 31, 2009, respectively)	5,956,000	—
Leasehold interest, net of accumulated amortization of $0 as of June 30, 2010 and December 31, 2009 (with a weighted average remaining life of 71.4 years and 0 years as of June 30, 2010 and December 31, 2009, respectively)	149,000	—

	$11,787,000	$—

Amortization expense for the three months ended June 30, 2010 and 2009 was $291,000 and $0, respectively, which included $26,000 and $0, respectively, of amortization recorded against rental income for above market leases in our accompanying condensed consolidated statements of operations. Amortization expense for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009 was $304,000 and $0, respectively, which included $26,000 and $0, respectively, of amortization recorded against rental income for above market leases in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on the identified intangible assets as of June 30, 2010, for the six months ended December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$1,025,000
2011	$1,683,000
2012	$1,400,000
2013	$1,161,000
2014	$1,048,000
Thereafter	$5,470,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $5,000 and $0 as of June 30, 2010 and December 31, 2009, respectively	$99,000	$—
Deferred rent receivable	84,000	—
Prepaid expenses and deposits	363,000	36,000

	$546,000	$36,000

Amortization expense on deferred financing costs for the three months ended June 30, 2010 and 2009 was $5,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, was $5,000 and $0, respectively, which is included in interest expense in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on deferred financing costs as of June 30, 2010, for the six months ended December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$15,000
2011	$29,000
2012	$30,000
2013	$7,000
2014	$2,000
Thereafter	$16,000
6. Mortgage Loan Payables, Net
Mortgage loan payables were $7,718,000 ($7,382,000, net of discount) and $0 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had one fixed rate and one variable rate mortgage loan with effective interest rates ranging from 1.45% to 5.88% per annum and a weighted average effective interest rate of 3.99% per annum. As of June 30, 2010, we had $4,428,000 ($4,401,000, net of discount) of fixed rate debt, or 57.4% of mortgage loan payables, at an interest rate of 5.88% per annum and $3,290,000 ($2,981,000, net of discount) of variable rate debt, or 42.6% of mortgage loan payables, at an interest rate of 1.45% per annum.
In connection with our purchase of Highlands Ranch Medical Pavilion, we financed a portion of the purchase price of the property through our assumption of a secured loan with an unpaid principal balance of $4,443,000 at the time of acquisition. The mortgage loan is evidenced by a promissory note in the original principal amount of $4,969,000 and the loan may be prepaid in whole, but not in part, subject to a prepayment premium.
In connection with our purchase of Center for Neurosurgery and Spine subject to the existing mortgage loan with an unpaid principal balance of $3,341,000 at the time of acquisition, the seller agreed to remain personally liable to the lender to repay the mortgage loan and perform its obligations under an interest rate swap (See Note 7, Derivative Financial Instrument, for a further discussion of the interest rate swap). Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan. The mortgage loan payable has a variable interest rate calculated based on the one month London Interbank Offered Rate, or LIBOR, plus a margin of 1.10%, which as of June 30, 2010 was 1.45% per annum. The mortgage loan payable may be prepaid in whole or in part, without a prepayment premium.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios and reporting requirements. As of June 30, 2010, we were in compliance with all such requirements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loan payables, net consisted of the following as of June 30, 2010 and December 31, 2009:

Property	Interest Rate (1)	Maturity Date	June 30, 2010	December 31, 2009

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,428,000	$—

Variable Rate Debt:
Center for Neurosurgery and Spine (2)	1.45%	08/15/21 (callable)	3,290,000	—

Total fixed and variable rate debt			7,718,000	—
Less: discount			(336,000)	—

Mortgage loan payables, net			$7,382,000	$—

(1)	Represents the per annum interest rate in effect as of June 30, 2010.

(2)	As of June 30, 2010, we had a variable rate mortgage loan payable with an interest rate of 1.45% per annum. However, as of June 30, 2010, we had a fixed rate interest rate swap of 6.00% per annum on our variable rate mortgage loan payable, thereby effectively fixing our interest rate over the term of the mortgage loan payable. See Note 7, Derivative Financial Instrument, for a further discussion. The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any.
The principal payments due on our mortgage loan payables as of June 30, 2010, for the six months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$3,335,000
2011	$94,000
2012	$4,289,000
2013	$—
2014	$—
Thereafter	$—
7. Derivative Financial Instrument
ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.
As of June 30, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instrument in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2010 and 2009, we recorded $120,000 and $0, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instrument, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we recorded $120,000 and $0, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instrument.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table lists the derivative financial instrument held by us as of June 30, 2010:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$3,290,000	one month LIBOR	6.00%	$(430,000)	Swap	08/15/21
We did not have any derivative financial instruments as of December 31, 2009.
See Note 12, Fair Value of Financial Instruments, for a further discussion of the fair value of our derivative financial instrument.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Below market leases, net of accumulated amortization of $5,000 and $0 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 2.5 years and 0 years as of June 30, 2010 and December 31, 2009, respectively)	$166,000	$—
Amortization expense on below market leases for the three months ended June 30, 2010 and 2009 was $5,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009 was $5,000 and $0, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on below market leases as of June 30, 2010, for the six months ended December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$37,000
2011	$66,000
2012	$55,000
2013	$8,000
2014	$—
Thereafter	$—
9. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of the gross proceeds of our offering) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of June 30, 2010 and December 31, 2009, our advisor or its affiliates had incurred cumulative expenses on our behalf of $2,416,000 and $1,956,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2010 and December 31, 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 10, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
10. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as, reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2010 and 2009, we incurred $4,762,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $7,844,000 and $0, respectively, in compensation and expense reimbursements to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2010 and 2009, we incurred $2,077,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $3,763,000 and $0, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2010 and 2009, we incurred $915,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $1,655,000 and $0, respectively, in dealer manager fees to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2010 and 2009, we incurred $309,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $556,000 and $0, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of 2.75% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
For the three months ended June 30, 2010 and 2009, we incurred $1,287,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $1,658,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Development Fee
Our advisor or its affiliates will receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; provided however, that we will not pay a development fee to our advisor or its affiliates if our advisor elects to receive an acquisition fee based on the cost of such development.
For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur any development fees to our advisor or its affiliates.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of June 30, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three months ended June 30, 2010 and 2009, we incurred $3,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $11,000 and $0, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursement of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2010 and 2009, we incurred $80,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $85,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our advisor or its affiliates. Our advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our advisor or its affiliates, we will pay our advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided, however, that in no event will we pay both a property management fee and an oversight fee to our advisor or its affiliates with respect to the same building.
For the three months ended June 30, 2010 and 2009, we incurred $42,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $44,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
We reimburse our advisor or its affiliates for on-site personnel and engineering incurred on our behalf. For the three months ended June 30, 2010 and 2009, we incurred $2,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $2,000 and $0, respectively, in payroll for on-site personnel and engineering to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.

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
For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur a construction management fee to our advisor or its affiliates.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended June 30, 2010, our operating expenses exceeded this limitation by $559,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 6.5% and (31.8)%, respectively, for the 12 months ended June 30, 2010. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in October 2009. We purchased our first property in March 2010. At this early stage of our operations, our general and administrative expenses are relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the twelve months ended June 30, 2010 given the costs of operating a public company and the early stage of our operations.
For the three months ended June 30, 2010 and 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $5,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $14,000 and $0, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Related Party Services Agreement
We entered into a services agreement, effective September 21, 2009, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for transfer agent and investor services. The Transfer Agent Services Agreement has an initial one-year term and shall thereafter automatically be renewed for successive one-year terms. Since our transfer agent is an affiliate of our advisor, the terms of this agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated party for similar services. The Transfer Agent Services Agreement requires our transfer agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.
For the three months ended June 30, 2010 and 2009, we incurred $29,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $43,000 and $0, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended June 30, 2010 and 2009, Grubb & Ellis Equity Advisors incurred expenses of $13,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, Grubb & Ellis Equity Advisors incurred expenses of $23,000 and $0, respectively, in subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended June 30, 2010 and 2009, we incurred $13,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we incurred $13,000 and $0, respectively, for internal controls compliance services to our advisor or its affiliates.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not incur any such distributions to our advisor.

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
As of June 30, 2010 and December 31, 2009, we have not recorded any charges to earnings related to the subordinated distribution upon termination.
Fees Payable Upon Internalization of the Advisor
Prior to June 1, 2010, to the extent that our Board of Directors determined that it was in the best interests of our stockholders to internalize (acquire from our advisor) any management functions provided by our advisor, the compensation payable to our advisor for such specific internalization would be negotiated and agreed upon by our independent directors and our advisor. Effective June 1, 2010, we amended the Advisory Agreement to eliminate any compensation or remuneration payable by us or our operating partnership to our advisor or any of its affiliates in connection with any internalization in the future. However, this amendment is not intended to limit any other compensation or distributions that we or our operating partnership may pay our advisor in accordance with the Advisory Agreement or any other agreement, including but not limited to the agreement of limited partnership of our operating partnership.
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of June 30, 2010 and December 31, 2009:

Entity	Fee	June 30, 2010	December 31, 2009

Grubb & Ellis Equity Advisors	Operating Expenses	$27,000	$65,000
Grubb & Ellis Equity Advisors	Offering Costs	34,000	150,000
Grubb & Ellis Equity Advisors	Acquisition Related Expenses	3,000	—
Grubb & Ellis Equity Advisors	Asset and Property Management Fees	53,000	—
Grubb & Ellis Equity Advisors	On-site Personnel and Engineering Payroll	2,000	—
Grubb & Ellis Securities	Selling Commissions and Dealer Manager Fees	63,000	132,000

		$182,000	$347,000

11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.

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
On February 4, 2009, our advisor purchased 20,000 shares of common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through June 30, 2010, we issued 7,057,647 shares of our common stock in connection with our offering and 52,885 shares of our common stock pursuant to the DRIP. As of June 30, 2010 and December 31, 2009, we had 7,153,032 and 1,532,268 shares of our common stock issued and outstanding.
Noncontrolling Interest
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of June 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interest, subject to certain limitations.
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 30,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended June 30, 2010 and 2009, $376,000 and $0, respectively, in distributions were reinvested and 39,671 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP. For the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, $502,000 and $0, respectively, in distributions were reinvested and 52,885 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2010 and December 31, 2009, a total of $502,000 and $0, respectively, in distributions were reinvested and 52,885 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to the availability of funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

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
No share repurchases were made for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009.
2009 Incentive Plan
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted common stock awards, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of grant. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2010 and 2009, we recognized compensation expense of $23,000 and $0, respectively, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we recognized compensation expense of $31,000 and $0, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2010 and December 31, 2009, there was $158,000 and $115,000, respectively, of total unrecognized compensation expense related to the nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.52 years.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2010 and December 31, 2009, the fair value of the nonvested shares of our restricted common stock was $180,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2010 and December 31, 2009, and the changes for the six months ended June 30, 2010, is presented below:

		Weighted
		Average Grant
	Number of Nonvested Shares of	Date Fair
	Our Restricted Common Stock	Value

Balance — December 31, 2009	12,000	$10.00
Granted	7,500	10.00
Vested	(1,500)	10.00
Forfeited	—	—

Balance — June 30, 2010	18,000	$10.00

Expected to vest — June 30, 2010	18,000	$10.00

12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
Derivative Financial Instrument
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
Although we have determined that the majority of the inputs used to value our interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swap. As a result, we have determined that our interest rate swap valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instrument	$—	$(430,000)	$—	$(430,000)

Total liabilities at fair value	$—	$(430,000)	$—	$(430,000)

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010.
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, escrow deposits, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates and mortgage loan payables, net.
We consider the carrying values of cash and cash equivalents, restricted cash, escrow deposits, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2010, the fair value of the mortgage loan payables was $7,373,000 compared to the carrying value of $7,382,000. We did not have any mortgage loan payables as of December 31, 2009.
13. Business Combinations
For the six months ended June 30, 2010, we completed the acquisition of seven properties, comprising a total of approximately 315,000 square feet of GLA. The aggregate purchase price was $60,220,000 plus closing costs and acquisition fees of $1,658,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the dates of acquisition and the amount of mortgage debt initially incurred or assumed in connection with such acquisition.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2010 and for the periods subsequent to the acquisition dates. For the period from the acquisition date through June 30, 2010, we recognized the following amounts of revenues and net loss for the property acquisitions:

				Highlands	Muskogee
	Lacombe	Center for	Parkway	Ranch	Long-Term	St. Vincent	Livingston
	Medical Office	Neurosurgery	Medical	Medical	Acute Care	Medical Office	Medical Arts
	Building	and Spine	Center	Pavilion	Hospital	Building	Pavilion

Revenues	$262,000	$208,000	$391,000	$205,000	$105,000	$25,000	$7,000
Net loss	$(201,000)	$(454,000)	$(383,000)	$(326,000)	$(295,000)	$(311,000)	$(202,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2010, the fair value of our seven properties at the time of acquisition is shown below:

	Lacombe	Center for		Highlands	Muskogee Long-	St. Vincent	Livingston
	Medical Office	Neurosurgery	Parkway	Ranch Medical	Term Acute	Medical Office	Medical Arts
	Building	and Spine	Medical Center	Pavilion	Care Hospital	Building	Pavilion

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000	$1,568,000	$—
Building and improvements	5,438,000	4,688,000	7,192,000	5,444,000	8,314,000	6,746,000	4,976,000
In place leases	512,000	575,000	969,000	668,000	897,000	741,000	518,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000	964,000	312,000
Leasehold interest	—	—	—	—	—	—	149,000
Above market leases	—	327,000	97,000	27,000	—	107,000	473,000

Total assets acquired	6,817,000	6,494,000	10,896,000	8,372,000	10,985,000	10,126,000	6,428,000

Mortgage loan payables, net	—	(3,025,000)	—	(4,414,000)	—	—	—
Below market leases	—	—	(41,000)	—	—	(50,000)	(80,000)
Derivative financial instrument	—	(310,000)	—	—	—	—	—

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—	(50,000)	(80,000)

Net assets acquired	$6,817,000	$3,159,000	$10,855,000	$3,958,000	$10,985,000	$10,076,000	$6,348,000

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three and six months ended June 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months	Six Months
	Ended June 30, 2010	Ended June 30, 2010
Revenues	$2,024,000	$4,023,000
Net loss	$(317,000)	$(2,603,000)
Net loss attributable to controlling interest	$(317,000)	$(2,603,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.42)
Assuming the property acquisitions discussed above had occurred on January 7, 2009, for the three months ended June 30, 2009 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, pro forma revenues, net loss, net loss attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended June 30, 2009	through June 30, 2009
Revenues	$1,888,000	$3,628,000
Net income (loss)	$103,000	$(2,011,000)
Net income (loss) attributable to controlling interest	$103,000	$(2,011,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.02	$(0.33)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
14. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash, escrow deposits and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
As of June 30, 2010, we owned two properties in Ohio and one property in each of Louisiana, Minnesota and Colorado, which accounted for 34.5%, 21.8%, 17.2% and 17.1%, respectively, of our total revenues for the six months ended June 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
For the six months ended June 30, 2010, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		GLA	Lease
	2010 Annual	2010 Annual		(Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Feet)	Date

Solara Hospital Muskogee, LLC	$997,000	16.3%	Muskogee Long-Term Acute Care Hospital	37,000	11/29/21
St. Vincent Charity Medical Center	$831,000	13.6%	St. Vincent Medical Office Building	33,000	06/30/16

*	Annualized rental income is based on contractual base rent from leases in effect as of June 30, 2010. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
For the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not own any properties.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2010 and 2009, there were 18,000 shares and 0 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
16. Subsequent Events
Status of our Offering
As of July 31, 2010, we had received and accepted subscriptions in our offering for 7,982,493 shares of our common stock, or $79,621,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
On July 1, 2010, we repurchased 11,000 shares of our common stock, for an aggregate amount of $110,000, under our share repurchase plan.
Line of Credit
On July 19, 2010, we entered into a loan agreement, or the Loan Agreement, with Bank of America, N.A., to obtain a secured revolving credit facility with an aggregate maximum principal amount of $25,000,000, or the line of credit. The Loan Agreement is evidenced by a promissory note, a credit agreement, a guaranty agreement, an ownership interests pledge and security agreement, an environmental indemnity agreement, and two separate collateral assignments of management contracts. The initial term of the Loan Agreement is two years and may be extended by one year subject to satisfaction of certain conditions, including payment of an extension fee. We have initially secured the Loan Agreement by executing two separate deeds of trust on Lacombe Medical Office Building and Parkway Medical Center. The actual amount of credit available under the Loan Agreement is a function of certain loan to cost, loan to value and debt service coverage ratios contained in the Loan Agreement.
Any loan made under the Loan Agreement shall bear interest at per annum rates equal to either: (a) the daily floating LIBOR plus 3.75%, subject to a minimum “all in” interest rate floor of 5.00%; (b) or if the daily floating LIBOR rate is not available, a base rate which means, for any day, a fluctuating rate per annum equal to the highest of: (i) the prime rate for such day plus 3.75% or (ii) the one-month LIBOR rate for such day, if available, plus 3.75%, in either case, subject to a minimum “all in” interest rate floor of 5.00%.
The Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the line of credit. The Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default. The Loan Agreement also imposes the following financial covenants: (a) minimum liquidity thresholds; (b) a minimum ratio of operating cash flow to fixed charges; (c) a maximum ratio of liabilities to asset value; (d) a maximum distribution covenant; and (e) a minimum tangible net worth covenant. We were in compliance with all such applicable covenants at the time the line of credit was obtained.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Property Acquisition
On July 27, 2010, we executed an amended and restated limited liability company agreement, or the Operating Agreement, with Pocatello Partners Pocatello Medical Office Partners, LLC, or Pocatello Partners, an affiliate of the seller of the Pocatello East MOB property, CNL Retirement DAS Pocatello ID, LP, an unaffiliated party. Pursuant to the Operating Agreement, we acquired a 98.75% interest in G&E Healthcare REIT II Pocatello East MOB JV, LLC, or the JV Company, a joint venture formed with Pocatello Partners to acquire the Pocatello East MOB property.
As provided by the terms of the Operating Agreement, Pocatello Partners caused CNL Retirement DAS Pocatello ID, LP to contribute its retained 1.25% ownership interest in the Pocatello East MOB property at an agreed upon value of $200,000 plus incidental closing costs in cash to the JV Company to acquire a 1.25% membership interest in the JV Company and we contributed $15,828,000 in cash to acquire a 98.75% membership interest in the JV Company which represents each party’s respective 1.25% and 98.75% ownership interests in the Pocatello East MOB property. We funded our cash contribution, which included our portion of the closing costs, using $5,000,000 in borrowings under our line of credit and proceeds from our offering. In connection with the acquisition, we paid an acquisition fee of $435,000, or 2.75% of our purchase price, to Grubb & Ellis Equity Advisors.
We will serve as the manager of the JV Company which gives us exclusive and complete responsibility for the management of the JV Company. The Operating Agreement also provides us with a call option which requires Pocatello Partners to sell us its entire equity interest in the JV Company if we elect to exercise the call option upon the occurrence of several events, including the sale of the Pocatello East MOB property, in accordance with the terms of the Operating Agreement. In the event we obtain a loan for the Pocatello East MOB property, Pocatello Partners shall have the right to utilize all or a portion of its pro rata share of the capital proceeds from the loan in order to purchase additional membership interests in the JV Company, which, in the aggregate, will not exceed a 25.0% interest in the JV Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2010 and December 31, 2009, together with our results of operations for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009 and cash flows for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally seek investments that produce current income. We intend to qualify and elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ending December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of June 30, 2010, we had received and accepted subscriptions in our offering for 7,057,647 shares of our common stock, or $70,393,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor.
As of June 30, 2010, we had purchased seven properties comprising 315,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $60,220,000.
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
Acquisitions in 2010
For a discussion of our acquisitions for the six months ended June 30, 2010, see Note 3, Real Estate Investments — Acquisitions in 2010, to our accompanying condensed consolidated financial statements.
Proposed Acquisition
For a discussion of our proposed acquisitions as of June 30, 2010, see Note 3, Real Estate Investments — Proposed Acquisition, to our accompanying condensed consolidated financial statements.
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
Offering Proceeds
If we fail to raise substantially more proceeds from the sale of shares of our common stock in our offering than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. As a result, our real estate portfolio would be concentrated in a small number of properties, which would increase exposure to local and regional economic downturns and the poor performance of one or more of our properties, whereby our stockholders would be exposed to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of June 30, 2010, our consolidated properties were 95.6% occupied. During the remainder of 2010, leases associated with 3.5% of the occupied GLA will expire. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we will provide management’s assessment of our internal control over financial reporting as of December 31, 2010.
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
Results of Operations
We had no results of operations for the period from January 7, 2009 (Date of Inception) through June 30, 2009, and therefore our results of operations for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Our operating results for the three and six months ended June 30, 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with such acquisitions.
Rental Income
For the three and six months ended June 30, 2010, rental income was $1,142,000 and $1,203,000, respectively, and was primarily comprised of base rent of $840,000 and $875,000, respectively, and expense recoveries of $241,000 and $256,000, respectively.
The aggregate occupancy for our properties was 95.6% as of June 30, 2010.
Rental Expenses
For the three and six months ended June 30, 2010, rental expenses were $390,000 and $407,000, respectively, and primarily consisted of real estate taxes of $151,000 and $162,000, respectively, repairs and maintenance of $101,000, and $103,000, respectively, utilities of $75,000 and $76,000, respectively, and property management fees of $42,000 and $44,000, respectively. Rental expenses as a percentage of revenue were 34.2% and 33.8%, respectively, for the three and six months ended June 30, 2010.
General and Administrative
For the three months ended June 30, 2010, general and administrative was $360,000 and primarily consisted of professional and legal fees of $104,000, asset management fees of $80,000, directors’ and officers’ liability insurance of $45,000, board of directors fees of $37,000, transfer agent services of $29,000 and restricted stock compensation of $23,000. For the six months ended June 30, 2010, general and administrative was $545,000 and primarily consisted of professional and legal fees of $168,000, directors’ and officers’ liability insurance of $89,000, asset management fees of $85,000, board of directors fees of $79,000, transfer agent services of $43,000 and restricted stock compensation of $31,000.
Acquisition Related Expenses
For the three and six months ended June 30, 2010, acquisition related expenses of $1,695,000 and $2,332,000, respectively, were related primarily to expenses associated with the purchase of our seven properties, including acquisition fees of $1,287,000 and $1,658,000, respectively, incurred to our advisor or its affiliates.
Depreciation and Amortization
For the three and six months ended June 30, 2010, depreciation and amortization was $536,000 and $565,000, respectively, and consisted of depreciation on our operating properties of $271,000 and $287,000, respectively, and amortization on our identified intangible assets of $265,000 and $278,000, respectively.
Interest Expense
For the three months and six months ended June 30, 2010, interest expense was $228,000 and $229,000, respectively, of which $94,000 and $95,000, respectively, was related to interest expense on our mortgage loan payables and derivative financial instrument, $120,000 and $120,000, respectively, was related to loss in fair value of our derivative financial instrument, $5,000 and $5,000, respectively, was related to amortization of deferred financing costs, and $9,000 and $9,000, respectively, was related to amortization of debt discount.
Interest Income
For the three and six months ended June 30, 2010, we had interest income of $8,000 and $13,000, respectively, related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering to provide the capital required to acquire real estate and real estate-related investments, net of any indebtedness that we may incur. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and real estate-related investments is obtained primarily from our offering and from any indebtedness that we may incur.

We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which, during our offering, include payments to our advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.
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
Our advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offering in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of net proceeds available for investment.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
Based on the properties owned as of June 30, 2010, we estimate that our expenditures for capital improvements will require up to $505,000 for the remaining six months of 2010. As of June 30, 2010, we had $153,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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
Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, were $1,603,000 and $0, respectively. For the six months ended June 30, 2010, cash flows used in operating activities related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.
Cash flows used in investing activities for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, were $52,224,000 and $0, respectively. For the six months ended June 30, 2010, cash flows used in investing activities related primarily to the acquisition of our seven properties in amount of $51,552,000 and the payment of $500,000 in real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets.
Cash flows provided by financing activities for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009, were $48,928,000 and $202,000, respectively. For the six months ended June 30, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $55,475,000, partially offset by the payment of offering costs of $6,159,000. For the period from January 7, 2009 (Date of Inception) through June 30, 2009, such cash flows related to $200,000 received from our advisor for the purchase of 20,000 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Effective as of June 25, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. The distributions declared for each record date in the July 2010, August 2010 and September 2010 periods would be paid in August 2010, September 2010 and October 2010, respectively, only from legally available funds.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or DRIP shares monthly in arrears.
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

For the six months ended June 30, 2010, we paid distributions of $979,000 ($477,000 in cash and $502,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(1,603,000). $259,000, or 26.5%, of the distributions were paid using funds from our sponsor. The distributions in excess of funds from our sponsor were paid from offering proceeds. Under GAAP, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $(1,603,000) adding back acquisition related expenses of $2,332,000 for the six months ended June 30, 2010 are $729,000, or 74.5% of distributions paid.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders. We have not established any limit on the amount of offering proceeds that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law. Therefore, all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
For the period from January 7, 2009 (Date of Inception) through June 30, 2009, we did not pay any distributions.
As of June 30, 2010, we had an amount payable of $85,000 to our advisor or its affiliates for operating expenses, acquisition related expenses, asset and property management fees and on-site personnel and engineering payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2010, our funds from operations, or FFO, was $(2,297,000). For the six months ended June 30, 2010, we paid distributions of $259,000, or 26.5%, using funds from our sponsor and $720,000, or 73.5%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2010, our borrowings were 12.8% of our properties’ combined fair market values, as defined.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of August 10, 2010 and June 30, 2010, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loan Payables, Net
For a discussion of our mortgage loan payables, net, see Note 6, Mortgage Loan Payables, Net, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of June 30, 2010, we had $4,428,000 ($4,401,000, net of discount) of fixed rate debt and $3,290,000 ($2,981,000, net of discount) of variable rate debt outstanding secured by our properties.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios and reporting requirements. As of June 30, 2010, we were in compliance with all such covenants and requirements on our mortgage loan payables and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2010, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.93% per annum.

Contractual Obligations
The following table provides information with respect to the maturity and scheduled principal repayment of our secured mortgage loan payables as of June 30, 2010:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2010)		(2011-2012)	(2013-2014)	(after 2014)	Total

Principal payments — fixed rate debt	$45,000		$4,383,000	$—	$—	$4,428,000
Interest payments — fixed rate debt	132,000		492,000	—	—	624,000
Principal payments — variable rate debt	3,290,000	(1)	—	—	—	3,290,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2010)	—		—	—	—	—

Total	$3,467,000		$4,875,000	$—	$—	$8,342,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,290,000 ($2,981,000, net of discount) secured by Center for Neurosurgery and Spine as of June 30, 2010, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $99,000, $352,000, $283,000 and $424,000 in 2010, 2011-2012, 2013-2014 and thereafter, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
However, changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. As such, in addition to FFO, we use modified funds from operations, or MFFO, to further evaluate our operating performance. MFFO excludes from FFO: acquisition related expenses; adjustments to the fair value for derivatives not qualifying for hedge accounting; and amortization of above and below market leases.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO provides a more complete understanding of our performance. In addition, we believe that the use of MFFO is useful for investors as a measure of our operating performance because it excludes non-cash and non-operating items as well as charges that we consider more reflective of investing activities or non-operating valuation changes.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009:

				Period from
				January 7, 2009
	Three Months Ended			(Date of Inception)
	June 30,		Six Months Ended	through
	2010	2009	June 30, 2010	June 30, 2009

Net loss	$(2,059,000)	$—	$(2,862,000)	$—
Add:
Net loss attributable to noncontrolling interest	—	—	—	—
Depreciation and amortization — consolidated properties	536,000	—	565,000	—

FFO	$(1,523,000)	$—	$(2,297,000)	$—

Add:
Acquisition related expenses	1,695,000	—	2,332,000	—
Amortization of above and below market leases	21,000	—	21,000	—
Loss in fair value of derivative financial instrument	120,000	—	120,000	—

MFFO	$313,000	$—	$176,000	$—

Weighted average common shares outstanding — basic and diluted	5,558,762	20,000	4,132,705	16,800

FFO per common share — basic and diluted	$(0.27)	$—	$(0.56)	$—

MFFO per common share — basic and diluted	$0.06	$—	$0.04	$—

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and for the period from January 7, 2009 (Date of Inception) through June 30, 2009:

				Period from
				January 7, 2009
	Three Months Ended			(Date of Inception)
	June 30,		Six Months Ended	through
	2010	2009	June 30, 2010	June 30, 2009

Net loss	$(2,059,000)	$—	$(2,862,000)	$—
Add:
General and administrative	360,000	—	545,000	—
Acquisition related expenses	1,695,000	—	2,332,000	—
Depreciation and amortization	536,000	—	565,000	—
Interest expense	228,000	—	229,000	—
Less:
Interest income	(8,000)	—	(13,000)	—

Net operating income	$752,000	$—	$796,000	$—

Subsequent Events
For a discussion of subsequent events, see Note 16, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or may borrow at variable rates.
We also may enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
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

The table below presents, as of June 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$45,000	$94,000	$4,289,000	$—	$—	$—	$4,428,000	$4,415,000
Weighted average interest rate on maturing debt	5.88%	5.88%	5.88%	—%	—%	—%	5.88%	—
Variable rate debt — principal payments	$3,290,000	$—	$—	$—	$—	$—	$3,290,000	$2,958,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2010)	1.45%	—%	—%	—%	—%	—%	1.45%	—
Mortgage loan payables were $7,718,000 ($7,382,000, net of discount) and $0 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had one fixed rate and one variable rate mortgage loan with effective interest rates ranging from 1.45% to 5.88% per annum and a weighted average effective interest rate of 3.99% per annum. As of June 30, 2010, we had $4,428,000 ($4,401,000, net of discount) of fixed rate debt, or 57.4% of mortgage loan payable, at an interest rate of 5.88% per annum and $3,290,000 ($2,981,000, net of discount) of variable rate debt, or 42.6% of mortgage loan payable, at an interest rate of 1.45% per annum.
As of June 30, 2010, we had a fixed rate interest rate swap on our variable rate mortgage loan payable, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. The variable rate mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on February 25, 2010, except as noted below and the following: our sponsor and its affiliates have notified Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) that the obligation of Grubb & Ellis Realty Investors, LLC, an affiliate of our advisor, Grubb & Ellis Healthcare REIT II Advisor, LLC, to present qualified investment opportunities pursuant to a right of first refusal has been satisfied and is no longer applicable. Therefore, the right of first refusal is no longer a consideration for our advisor’s or its affiliates’ identification of suitable investment opportunities for us. Accordingly, the risk factor in the 2009 Annual Report on Form 10-K entitled, “We will rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Grubb & Ellis Realty Investors, an affiliate of our advisor, has entered into an agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) pursuant to which Healthcare Trust of America, Inc. will have a right of first refusal with respect to certain investment opportunities identified by Grubb & Ellis Realty Investors” is hereby deleted in its entirety.
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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of Grubb & Ellis Company, or our sponsor, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Effective as of June 25, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. The distributions declared for each record date in the July 2010, August 2010 and September 2010 periods would be paid in August 2010, September 2010 and October 2010, respectively, only from legally available funds.

The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions to our stockholders.
For the six months ended June 30, 2010, we paid distributions of $979,000 ($477,000 in cash and $502,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP), none of which were paid from cash flows from operations of $(1,603,000). $259,000, or 26.5%, of the distributions were paid using funds from our sponsor. The distributions in excess of our cash flows from operations and funds from our sponsor were paid from offering proceeds. Under accounting principles generally accepted in the United States of America, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $(1,603,000) adding back acquisition related expenses of $2,332,000 for the six months ended June 30, 2010 are $729,000, or 74.5% of distributions paid.
For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of June 30, 2010, we had an amount payable of $85,000 to our advisor or its affiliates for operating expenses, acquisition related expenses, asset and property management fees and on-site personnel and engineering payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2010, our funds from operations, or FFO, was $(2,297,000). For the six months ended June 30, 2010, we paid distributions of $259,000, or 26.5%, using funds from our sponsor and $720,000, or 73.5%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
Recently enacted comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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
Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in shares of our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
We are externally advised by our advisor pursuant to an advisory agreement between us and our advisor, or the Advisory Agreement, which has a one-year term that expires August 24, 2010 and is subject to successive one-year renewals upon the mutual consent of the parties. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce cash available for distribution to our stockholders.

Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor can terminate the Advisory Agreement upon 60 days written notice to the other party. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find a new advisor or employees or enter into agreements for such services on acceptable terms.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in us incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

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
As of June 30, 2010, we had received and accepted subscriptions in our offering for 7,057,647 shares of our common stock, or $70,393,000, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2010, a total of $502,000 in distributions were reinvested and 52,885 shares of our common stock were issued pursuant to the DRIP.
As of June 30, 2010, we had incurred selling commissions of $4,761,000 and dealer manager fees of $2,097,000 in connection with our offering. We had also incurred other offering expenses of $706,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of June 30, 2010, net offering proceeds were $63,331,000, including proceeds from the DRIP and after deducting offering expenses.
As of June 30, 2010, $97,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of June 30, 2010, we had used $51,552,000 in proceeds from our offering to purchase seven properties from unaffiliated parties, $1,669,000 to pay acquisition related expenses to affiliated parties, $508,000 to pay acquisition related expenses to unaffiliated parties and $500,000 to pay real estate deposits for proposed future acquisitions to unaffiliated parties.
Unregistered Sales of Equity Securities
On June 8, 2010, in connection with their re-election, we issued an aggregate of 7,500 shares of our restricted common stock to our independent directors pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
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

Grubb & Ellis Healthcare REIT II, Inc.
(Registrant)

August 10, 2010	By:	/s/ Jeffrey T. Hanson
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

August 10, 2010	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Second Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated October 26, 2009 (included as Exhibit 4.1 to our Current Report on Form 8-K filed October 30, 2009 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 3, 2010 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 3, 2010 and incorporated herein by reference)

4.4
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 3, 2010 and incorporated herein by reference)

10.1
Third Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated April 7, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 13, 2010 and incorporated herein by reference)

10.2
First Amendment to Purchase and Sale Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC and HRMED, LLC, dated April 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2010 and incorporated herein by reference)

10.3
Consent and Assumption Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC, Grubb & Ellis Healthcare REIT II, Inc., HRMED, LLC, William Scott Reichenberg, Neil Littmann and Wells Fargo Bank, N.A. (f/k/a Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1, whose master servicer is Midland Loan Services, Inc., dated April 30, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.4
Assignment of Management Agreement and Subordination of Management Fees between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC, Grubb & Ellis Healthcare REIT II, Inc., to Wells Fargo Bank, N.A. (f/k/a Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1, whose master servicer is Midland Loan Services, Inc., and consented to by Grubb & Ellis Equity Advisors, Property Management, Inc., dated April 30, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.5
Promissory Note between HRMED, LLC and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.6
Deed of Trust and Security Agreement entered into by HRMED, LLC for the benefit of Column Financial, Inc., dated October 18, 2002 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.7
Assignment of Leases and Rents by HRMED, LLC and Column Financial, Inc., dated October 17, 2002 and effective as of October 18, 2002 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.8
Indemnity and Guaranty Agreement between William Scott Reichenberg and Neil Littman and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.9
Hazardous Substances Indemnity Agreement between HRMED, LLC between William Scott Reichenberg and Neil Littman and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.10
Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and Muskogee LTACH, LLC, dated April 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.11
First Amendment to Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and Muskogee LTACH, LLC, dated May 17, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.12
Assignment and Assumption of Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Muskogee LTACH, LLC, dated May 27, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.13
Amended and Restated Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Grubb & Ellis Healthcare REIT II Advisor, LLC, dated June 1, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.14
Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP and First American Title Insurance Company, dated May 25, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.15
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP and First American Title Insurance Company, dated June 21, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.16
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP, dated June 22, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.17
Assignment and Assumption of Purchase Agreement and Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II St. Vincent MOB, LLC, dated June 25, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.18
Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated April 27, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.19
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated May 27, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.20
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated June 8, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.21
Assignment and Assumption of Purchase Agreement and Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Pocatello MOB, LLC, dated June 30, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

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