Form 10-Q
period 2010-09-30
Grubb & Ellis Healthcare REIT II, Inc.
filed 2010-11-09
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-158111 (1933 Act)
GRUBB & ELLIS HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2010, there were 11,869,701 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009 (Unaudited), for the Nine Months Ended September 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	3

Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 (Unaudited) and for the Period from January 7, 2009 (Date of Inception) through September 30, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	52

Item 4. [Removed and Reserved.]	52

Item 5. Other Information	52

Item 6. Exhibits	52

Signatures	53

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Real estate investments:
Operating properties, net	$118,570,000	$—
Cash and cash equivalents	2,954,000	13,773,000
Accounts and other receivables	453,000	—
Restricted cash	2,225,000	—
Real estate and escrow deposits	759,000	—
Identified intangible assets, net	20,199,000	—
Other assets, net	1,857,000	36,000

Total assets	$147,017,000	$13,809,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loan payables, net	$42,128,000	$—
Line of credit	12,650,000	—
Accounts payable and accrued liabilities	2,324,000	178,000
Accounts payable due to affiliates	464,000	347,000
Derivative financial instrument	503,000	—
Identified intangible liabilities, net	147,000	—
Security deposits, prepaid rent and other liabilities	3,190,000	—

Total liabilities	61,406,000	525,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 10,574,010 and 1,532,268 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	106,000	15,000
Additional paid-in capital	94,226,000	13,549,000
Accumulated deficit	(8,846,000)	(281,000)

Total stockholders’ equity	85,486,000	13,283,000
Noncontrolling interests (Note 12)	125,000	1,000

Total equity	85,611,000	13,284,000

Total liabilities and equity	$147,017,000	$13,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009, for the
Nine Months Ended September 30, 2010 and for the Period from
January 7, 2009 (Date of Inception) through September 30, 2009
(Unaudited)

				Period from
				January 7, 2009
	Three Months Ended		Nine Months	(Date of Inception)
	September 30,		Ended	through
	2010	2009	September 30, 2010	September 30, 2009

Revenue:
Rental income	$2,807,000	$—	$4,010,000	$—

Expenses:
Rental expenses	834,000	—	1,241,000	—
General and administrative	503,000	62,000	1,048,000	62,000
Acquisition related expenses	2,847,000	—	5,179,000	—
Depreciation and amortization	1,157,000	—	1,722,000	—

Total expenses	5,341,000	62,000	9,190,000	62,000

Loss from operations	(2,534,000)	(62,000)	(5,180,000)	(62,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense related to mortgage loan payables, line of credit and derivative financial instrument	(323,000)	—	(432,000)	—
Loss in fair value of derivative financial instrument	(74,000)	—	(194,000)	—
Interest income	1,000	—	14,000	—

Net loss	(2,930,000)	(62,000)	(5,792,000)	(62,000)

Less: Net income attributable to noncontrolling interests	1,000	—	1,000	—

Net loss attributable to controlling interests	$(2,931,000)	$(62,000)	$(5,793,000)	$(62,000)

Net loss per common share attributable to controlling interests — basic and diluted	$(0.34)	$(3.10)	$(1.02)	$(3.46)

Weighted average number of common shares outstanding — basic and diluted	8,745,255	20,000	5,687,117	17,895

Distributions declared per common share	$0.16	$—	$0.49	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and
for the Period from January 7, 2009 (Date of Inception) through September 30, 2009
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	8,930,259	90,000	89,000,000	—	—	—	89,090,000
Offering costs	—	—	(9,605,000)	—	—	—	(9,605,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	114,983	1,000	1,091,000	—	—	—	1,092,000
Repurchase of common stock	(11,000)	—	(110,000)	—	—	—	(110,000)
Amortization of nonvested common stock compensation	—	—	27,000	—	—	—	27,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Contribution from noncontrolling interest	—	—	—	—	—	200,000	200,000
Distribution to noncontrolling interest	—	—	—	—	—	(77,000)	(77,000)
Distributions declared	—	—	—	—	(2,772,000)	—	(2,772,000)
Net (loss) income	—	—	—	—	(5,793,000)	1,000	(5,792,000)

BALANCE — September 30, 2010	10,574,010	$106,000	$94,226,000	$—	$(8,846,000)	$125,000	$85,611,000

	Stockholder’s Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — January 7, 2009	—	$—	$—	$—	$—	$—	$—
(Date of Inception)	—	—	—	—	—	—	—
Issuance of common stock	20,000	—	200,000	—	—	—	200,000
Contribution from noncontrolling interest to our operating partnership	—	—	—	—	—	2,000	2,000
Net loss	—	—	—	—	(62,000)	—	(62,000)

BALANCE — September 30, 2009	20,000	$—	$200,000	$—	$(62,000)	$2,000	$140,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and
for the Period from January 7, 2009 (Date of Inception) through September 30, 2009
(Unaudited)

		Period from
		January 7, 2009
	Nine Months	(Date of Inception)
	Ended	through
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,792,000)	$(62,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, debt discount and deferred rent receivable)	1,598,000	—
Stock based compensation	42,000	—
Change in fair value of derivative financial instrument	194,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(453,000)	—
Other assets, net	(181,000)	—
Accounts payable and accrued liabilities	1,256,000	25,000
Accounts payable due to affiliates	120,000	37,000
Security deposits, prepaid rent and other liabilities	(264,000)	—

Net cash used in operating activities	(3,480,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(128,761,000)	—
Capital expenditures	(18,000)	—
Restricted cash	(2,225,000)	—
Real estate and escrow deposits	(759,000)	—

Net cash used in investing activities	(131,763,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables	34,810,000	—
Payments on mortgage loan payables	(139,000)	—
Borrowings under the line of credit	32,400,000	—
Payments under the line of credit	(19,750,000)	—
Proceeds from issuance of common stock	89,090,000	200,000
Deferred financing costs	(1,311,000)	—
Repurchase of common stock	(110,000)	—
Contribution from sponsor	259,000	—
Contribution from noncontrolling interest to our operating partnership	—	2,000
Distribution to noncontrolling interests	(77,000)	—
Security deposits	8,000	—
Payment of offering costs	(9,610,000)	—
Distributions paid	(1,146,000)	—

Net cash provided by financing activities	124,424,000	202,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,819,000)	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	13,773,000	—

CASH AND CASH EQUIVALENTS — End of period	$2,954,000	$202,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$—	$—
Interest	$277,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$22,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$124,000	$—
Mortgage loan payables, net	$7,439,000	$—
Derivative financial instrument	$310,000	$—
Accounts payable and accrued liabilities	$323,000	$—
Security deposits, prepaid rent and other liabilities	$3,446,000	$—

Financing Activities:
Issuance of common stock under the DRIP	$1,092,000	$—
Distributions declared but not paid	$534,000	$—
Accrued offering costs	$277,000	$—
Contribution from noncontrolling interest	$200,000	$—
Accrued deferred financing costs	$13,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended September 30, 2010 and 2009, for the
Nine Months Ended September 30, 2010 and for the Period from
January 7, 2009 (Date of Inception) through September 30, 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of September 30, 2010, we had received and accepted subscriptions in our offering for 10,427,527 shares of our common stock, or $104,006,000, excluding shares of our common stock issued pursuant to the DRIP.
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
As of September 30, 2010, we had completed 10 acquisitions comprising 19 buildings and 676,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $138,028,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and, as of September 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest therein. Our advisor is a limited partner and, as of September 30, 2010 and December 31, 2009, owned a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible current tenant receivables and unbilled deferred rent receivables. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowance for uncollectible amounts as of September 30, 2010 and December 31, 2009 was determined to be necessary to reduce receivables and deferred rent receivables to our estimate of the amount recoverable. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, none of our receivables or deferred rent receivables were directly written off to bad debt expense.
Operating Properties, Net
Operating properties are carried at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 15.1 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.

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
An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The fair value of tangible assets (building and land) is based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as above or below market value of in place leases, the value of in place lease costs, tenant relationships, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term (including considering the impact of renewal options) and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease (including considering the impact of renewal options). The amounts related to above market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market lease values are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loan payables, net in our accompanying condensed consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. See Note 13, Fair Value of Financial Instruments, for a further discussion.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 13, Fair Value of Financial Instruments, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets, net consist primarily of deferred rent receivables, leasing commissions, prepaid expenses, deposits and deferred financing costs. Costs incurred for property leasing have been capitalized as deferred assets. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying condensed consolidated statements of operations.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 12, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2010 and December 31, 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and commercial office properties. Our investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of our assets has similar economic characteristics, tenants and products and services, our assets have been aggregated into one reportable segment for the three and nine months ended September 30, 2010.

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
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in ASC Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities previously within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that were excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption was prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 13, Fair Value of Financial Instruments.
In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules, or ASU 2010-21. ASU 2010-21 updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and noncontrolling entities. The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks. We adopted ASU 2010-21 upon issuance in August 2010. The adoption of ASU 2010-21 did not have a material impact on our consolidated financial statements.
In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs, or ASU 2010-22. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin, or SAB, 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers. We adopted ASU 2010-22 upon issuance in August 2010. The adoption of ASU 2010-22 did not have a material impact on our consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$11,429,000	$—
Building and improvements	108,043,000	—

	119,472,000	—
Less: accumulated depreciation	(902,000)	—

	$118,570,000	$—

Depreciation expense for the three months ended September 30, 2010 and 2009 was $615,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 was $902,000 and $0, respectively.
Acquisitions in 2010
During the nine months ended September 30, 2010, we completed 10 acquisitions comprising 19 buildings from unaffiliated parties. The aggregate purchase price of these properties was $138,028,000 and we paid $3,808,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions.

							Acquisition Fee
		Date	Ownership		Mortgage Loan		to our Advisor or
Property	Property Location	Acquired	Percentage	Purchase Price	Payables (1)	Line of Credit (2)	its Affiliate (3)

Lacombe Medical Office Building	Lacombe, LA	03/05/10	100%	$6,970,000	$—	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	03/31/10	100%	6,500,000	3,341,000	—	179,000
Parkway Medical Center	Beachwood, OH	04/12/10	100%	10,900,000	—	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	04/30/10	100%	8,400,000	4,443,000	—	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	05/27/10	100%	11,000,000	—	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	06/25/10	100%	10,100,000	—	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	06/28/10	100%	6,350,000	—	—	175,000
Pocatello East Medical Office Building	Pocatello, ID	07/27/10	98.75%	15,800,000	—	5,000,000	435,000
Monument Long-Term Acute Care Hospital Portfolio (4)	Cape Girardeau and Joplin, MO	Various	100%	17,008,000	—	14,500,000	477,000
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	09/16/10	100%	45,000,000	26,810,000	12,900,000	1,238,000

			Total:	$138,028,000	$34,594,000	$32,400,000	$3,808,000

(1)	Represents the balance of the mortgage loan payables assumed by us or newly placed on the property at the time of acquisition.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Represents borrowings under our secured revolving line of credit with Bank of America, N.A., or Bank of America, at the time of acquisition. We periodically pay down our secured revolving line of credit with Bank of America using cash on hand and advance funds as needed. See Note 8, Line of Credit, for a further discussion.

(3)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	The Monument Long-Term Acute Care Hospital Portfolio, or the Monument LTACH Portfolio, consists of four separate long-term acute care hospitals. As of September 30, 2010, we have acquired two of the four hospitals. The difference in the purchase price of $17,008,000 noted above and the contract purchase price of $17,344,000 is due to the allocation of $336,000 to real estate and escrow deposits as such payments are related to the proposed purchase of the two additional hospitals of the Monument LTACH Portfolio.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of September 30, 2010, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Proposed Acquisition
In August 2010, we entered into an agreement, as amended or assigned, to purchase the Monument LTACH Portfolio which consists of four separate long-term acute care hospitals: Cape Girardeau Long-Term Acute Care Hospital located in Cape Girardeau, Missouri, or the Cape property, Joplin Long-Term Acute Care Hospital located in Joplin, Missouri, or the Joplin property, Columbia Long-Term Acute Care Hospital located in Columbia, Missouri or the Columbia property, and Athens Long-Term Acute Care Hospital located in Athens, Georgia, or the Athens property. As of September 30, 2010, we have acquired the Cape and Joplin properties. On October 29, 2010, we acquired the Athens property from an unaffiliated third party for a contract purchase price of $12,142,000, plus closing costs. In connection with the acquisition, we paid an acquisition fee of $334,000, or 2.75% of the contract purchase price, to Grubb & Ellis Equity Advisors. See Note 17, Subsequent Events, for a further discussion.
We anticipate acquiring the Columbia property during 2011 for a contract purchase price of $12,209,000, plus closing costs. We also anticipate paying an acquisition fee of 2.75% of the contract purchase price to Grubb & Ellis Equity Advisors in connection with the acquisition. However, we cannot provide any assurance that we will be able to acquire the Columbia property within the anticipated timeframe, or at all.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

In place leases, net of accumulated amortization of $554,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 9.8 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	$9,193,000	$—
Above market leases, net of accumulated amortization of $73,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 7.2 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	958,000	—
Tenant relationships, net of accumulated amortization of $210,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 20.4 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	9,483,000	—
Leasehold interest, net of accumulated amortization of $1,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 71.2 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	148,000	—
Master lease, net of accumulated amortization of $38,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 1.8 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	417,000	—

	$20,199,000	$—

Amortization expense for the three months ended September 30, 2010 and 2009 was $590,000 and $0, respectively, which included $47,000 and $0, respectively, of amortization recorded against rental income for above market leases and $1,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interest in our accompanying condensed consolidated statements of operations.
Amortization expense for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 was $894,000 and $0, respectively, which included $73,000 and $0, respectively, of amortization recorded against rental income for above market leases and $1,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interest in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on the identified intangible assets as of September 30, 2010, for the three months ending December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$712,000
2011	$2,498,000
2012	$2,119,000
2013	$1,748,000
2014	$1,635,000
Thereafter	$11,487,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Deferred financing costs, net of accumulated amortization of $49,000 and $0 as of September 30, 2010 and December 31, 2009, respectively	$1,275,000	$—
Lease commissions, net of accumulated amortization of $0 as of September 30, 2010 and December 31, 2009	53,000	—
Deferred rent receivable	241,000	—
Prepaid expenses and deposits	288,000	36,000

	$1,857,000	$36,000

Amortization expense on deferred financing costs and lease commissions for the three months ended September 30, 2010 and 2009 was $44,000 and $0, respectively, of which $44,000 and $0, respectively, of amortization was recorded as interest expense for deferred financing costs in our accompanying condensed consolidated statements of operations.
Amortization expense on deferred financing costs and lease commissions for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 was $49,000 and $0, respectively, of which $49,000 and $0, respectively, of amortization was recorded as interest expense for deferred financing costs in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on deferred financing costs and lease commissions as of September 30, 2010, for the three months ending December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$166,000
2011	$668,000
2012	$294,000
2013	$35,000
2014	$30,000
Thereafter	$135,000
6. Mortgage Loan Payables, Net
Mortgage loan payables were $42,454,000 ($42,128,000, net of discount) and $0 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, we had two fixed rate and two variable rate mortgage loan payables with effective interest rates ranging from 1.36% to 6.00% per annum and a weighted average effective interest rate of 5.32% per annum. As of September 30, 2010, we had $12,406,000 ($12,382,000, net of discount) of fixed rate debt, or 29.2% of mortgage loan payables, at a weighted average effective interest rate of 5.96% per annum and $30,048,000 ($29,746,000, net of discount) of variable rate debt, or 70.8% of mortgage loan payables, at a weighted average effective interest rate of 5.05% per annum.
Most of the mortgage loan payables may be prepaid and in some cases subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios and reporting requirements. As of September 30, 2010, we were in compliance with all such requirements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loan payables, net consisted of the following as of September 30, 2010 and December 31, 2009:

	Interest
Property	Rate(1)	Maturity Date	September 30, 2010	December 31, 2009

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,406,000	$—
Pocatello East Medical Office Building	6.00%	10/01/20	8,000,000	—

			12,406,000	—

Variable Rate Debt:
Center for Neurosurgery and Spine (2)	1.36%	08/15/21 (callable)	3,238,000	—
Virginia Skilled Nursing Facility Portfolio (3)	5.50%	03/14/12	26,810,000	—

			30,048,000	—

Total fixed and variable rate debt			42,454,000	—
Less: discount			(326,000)	—

Mortgage loan payables, net			$42,128,000	$—

(1)	Represents the per annum interest rate in effect as of September 30, 2010.

(2)	As of September 30, 2010, we had a fixed rate interest rate swap of 6.00% per annum on such variable rate mortgage loan payable, thereby effectively fixing our interest rate over the term of the mortgage loan payable. See Note 7, Derivative Financial Instrument, for a further discussion. The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan payable and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

(3)	Represents a bridge loan we secured from KeyBank National Association which matures on March 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The maturity date may be extended by one six-month period subject to satisfaction of certain conditions.
The principal payments due on our mortgage loan payables as of September 30, 2010, for the three months ending December 31, 2010 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2010	$3,303,000
2011	$263,000
2012	$31,268,000
2013	$169,000
2014	$169,000
Thereafter	$7,282,000
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instrument in our accompanying condensed consolidated statements of operations. For the three months ended September 30, 2010 and 2009, we recorded $74,000 and $0, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instrument, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we recorded $194,000 and $0, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instrument.
The following table lists the derivative financial instrument held by us as of September 30, 2010:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,238,000	one month LIBOR	6.00%	$(503,000)	Swap	08/15/21
We did not have any derivative financial instruments as of December 31, 2009.
See Note 13, Fair Value of Financial Instruments, for a further discussion of the fair value of our derivative financial instrument.
8. Line of Credit
On July 19, 2010, we entered into a loan agreement with Bank of America, or the Bank of America Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $25,000,000, or the line of credit. The actual amount of credit available under the line of credit at any given time is a function of, and is subject to, certain loan to cost, loan to value and debt service coverage ratios contained in the Bank of America Loan Agreement. The line of credit matures on July 19, 2012 and may be extended by one 12 month period subject to satisfaction of certain conditions, including payment of an extension fee.
Any loan made under the Bank of America Loan Agreement shall bear interest at per annum rates equal to either: (a) the daily floating London Interbank Offered Rate, or LIBOR, plus 3.75%, subject to a minimum interest rate floor of 5.00%; (b) or if the daily floating LIBOR rate is not available, a base rate which means, for any day, a fluctuating rate per annum equal to the highest of: (i) the prime rate for such day plus 3.75% or (ii) the one-month LIBOR rate for such day, if available, plus 3.75%, in either case, subject to a minimum interest rate floor of 5.00%.
The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the line of credit. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (a) minimum liquidity thresholds; (b) a minimum ratio of operating cash flow to fixed charges; (c) a maximum ratio of liabilities to asset value; (d) a maximum distribution covenant; and (e) a minimum tangible net worth covenant. As of September 30, 2010, we were in compliance with all such covenants and requirements.
As of September 30, 2010 and December 31, 2009, borrowings under the line of credit totaled $12,650,000 and $0, respectively. The weighted-average interest rate of borrowings as of September 30, 2010 was 5.00% per annum. Additionally, our borrowing capacity under the line of credit was $17,150,000, which is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion and St. Vincent Medical Office Building as of September 30, 2010.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Below market leases, net of accumulated amortization of $24,000 and $0 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 2.2 years and 0 years as of September 30, 2010 and December 31, 2009, respectively)	$147,000	$—
Amortization expense on below market leases for the three months ended September 30, 2010 and 2009 was $19,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 was $24,000 and $0, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on below market leases as of September 30, 2010, for the three months ending December 31, 2010 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2010	$19,000
2011	$65,000
2012	$55,000
2013	$8,000
2014	$—
Thereafter	$—
10. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of the gross proceeds of our offering) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of September 30, 2010 and December 31, 2009, our advisor or its affiliates had incurred cumulative expenses on our behalf of $2,665,000 and $1,956,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2010 and December 31, 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or its affiliates from the gross proceeds of our offering. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as, reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2010 and 2009, we incurred $6,206,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $14,050,000 and $0, respectively, in compensation and expense reimbursements to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2010 and 2009, we incurred $2,278,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $6,041,000 and $0, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2010 and 2009, we incurred $1,016,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $2,671,000 and $0, respectively, in dealer manager fees to our dealer manager. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2010 and 2009, we incurred $337,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $893,000 and $0, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
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
For the three months ended September 30, 2010 and 2009, we incurred $2,150,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $3,808,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Development Fee
Our advisor or its affiliates will receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; provided, however, that we will not pay a development fee to our advisor or its affiliates if our advisor elects to receive an acquisition fee based on the cost of such development.
For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of September 30, 2010 and December 31, 2009, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
For the three months ended September 30, 2010 and 2009, we incurred $13,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $24,000 and $0, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursement of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

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
For the three months ended September 30, 2010 and 2009, we incurred $189,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $274,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2010 and 2009, we incurred $83,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $127,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
We reimburse our advisor or its affiliates for on-site personnel and engineering incurred on our behalf. For the three months ended September 30, 2010 and 2009, we incurred $21,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $23,000 and $0, respectively, in payroll for on-site personnel and engineering to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2010 and 2009, we incurred $53,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $53,000 and $0, respectively, in lease fees to our advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2010 and 2009, we incurred $2,000 and $0, respectively, in construction management fees to our advisor or its affiliates. For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $2,000 and $0, respectively, in construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying condensed consolidated balance sheets.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. For the 12 months ended September 30, 2010, our operating expenses exceeded this limitation by $481,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 3.3% and (29.8)%, respectively, for the 12 months ended September 30, 2010. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in October 2009. We purchased our first property in March 2010. At this early stage of our operations, our general and administrative expenses are relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended September 30, 2010 given the costs of operating a public company and the early stage of our operations.
For the three months ended September 30, 2010 and 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $8,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $22,000 and $0, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2010 and 2009, we incurred $30,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $73,000 and $0, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2010 and 2009, Grubb & Ellis Equity Advisors incurred expenses of $14,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, Grubb & Ellis Equity Advisors incurred expenses of $37,000 and $0, respectively, in subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended September 30, 2010 and 2009, we incurred $26,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred $39,000 and $0, respectively, for internal controls compliance services our advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not incur any such distributions to our advisor.

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
As of September 30, 2010 and December 31, 2009, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of September 30, 2010 and December 31, 2009:

Fee	September 30, 2010	December 31, 2009

Operating Expenses	$26,000	$65,000
Construction Management Fees	2,000	—
Offering Costs	50,000	150,000
Acquisition Related Expenses	9,000	—
Asset and Property Management Fees	121,000	—
Lease Commissions	11,000	—
On-site Personnel and Engineering Payroll	18,000	—
Selling Commissions and Dealer Manager Fees	227,000	132,000

	$464,000	$347,000

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.

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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through September 30, 2010, we issued 10,427,527 shares of our common stock in connection with our offering and 114,983 shares of our common stock pursuant to the DRIP, and we had also repurchased 11,000 shares of our common stock under our share repurchase plan. As of September 30, 2010 and December 31, 2009, we had 10,574,010 and 1,532,268 shares of our common stock issued and outstanding.
Noncontrolling Interests
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of September 30, 2010 and December 31, 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of September 30, 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests. As of September 30, 2010, the balance was comprised of the noncontrolling interest’s initial contribution, distributions and 1.25% of the earnings at the Pocatello East MOB property.
Distribution Reinvestment Plan
We adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We registered and reserved 30,000,000 shares of our common stock for sale pursuant to the DRIP in our offering. For the three months ended September 30, 2010 and 2009, $590,000 and $0, respectively, in distributions were reinvested and 62,098 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP. For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, $1,092,000 and $0, respectively, in distributions were reinvested and 114,983 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2010 and December 31, 2009, a total of $1,092,000 and $0, respectively, in distributions were reinvested and 114,983 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

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
For the three months ended September 30, 2010 and 2009, we repurchased 11,000 shares of our common stock for an aggregate of $110,000 and 0 shares of our common stock for an aggregate of $0, respectively. For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we repurchased 11,000 shares of our common stock for an aggregate of $110,000 and 0 shares of our common stock for an aggregate of $0, respectively. As of September 30, 2010 and December 31, 2009, we had repurchased 11,000 shares of our common stock for an aggregate amount of $110,000 and 0 shares of our common stock for an aggregate amount of $0, respectively.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the date of grant and 20.0% will vest on each of the first four anniversaries of the date of grant. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2010 and 2009, we recognized compensation expense of $11,000 and $0, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we recognized compensation expense of $42,000 and $0, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of September 30, 2010 and December 31, 2009, there was $147,000 and $115,000, respectively, of total unrecognized compensation expense related to the nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.27 years.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2010 and December 31, 2009, the fair value of the nonvested shares of our restricted common stock was $180,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2010 and December 31, 2009, and the changes for the nine months ended September 30, 2010, is presented below:

		Weighted
	Number of Nonvested	Average Grant
	Shares of Our Restricted	Date Fair
	Common Stock	Value

Balance — December 31, 2009	12,000	$10.00
Granted	7,500	10.00
Vested	(1,500)	10.00
Forfeited	—	—

Balance — September 30, 2010	18,000	$10.00

Expected to vest — September 30, 2010	18,000	$10.00

13. Fair Value of Financial Instruments
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
Although we have determined that the majority of the inputs used to value our interest rate swap fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swap. As a result, we have determined that our interest rate swap valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instrument	$—	$(503,000)	$—	$(503,000)

Total liabilities at fair value	$—	$(503,000)	$—	$(503,000)

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010.
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payables, net and borrowings under the line of credit.
We consider the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loan payables is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2010, the fair value of the mortgage loan payables were $42,144,000 compared to the carrying value of $42,128,000. The fair value of the line of credit as of September 30, 2010 was $12,644,000, compared to a carrying value of $12,650,000. We did not have any mortgage loan payables or the line of credit as of December 31, 2009.
14. Business Combinations
For the nine months ended September 30, 2010, we completed 10 acquisitions comprising 19 buildings and 676,000 square feet of GLA. The aggregate purchase price was $138,028,000, plus closing costs and acquisition fees of $4,794,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the dates of acquisition and the amount of financing initially incurred or assumed in connection with such acquisition.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2010 for the periods subsequent to the acquisition dates. For the period from the acquisition date through September 30, 2010, we recognized the following amounts of revenues and net income (loss) for the property acquisitions:

									Monument
									Long-Term
	Lacombe	Center for		Highlands	Muskogee Long-	St. Vincent	Livingston	Pocatello East	Acute Care
	Medical Office	Neurosurgery	Parkway	Ranch Medical	Term Acute	Medical Office	Medical Arts	Medical Office	Hospital	Virginia SNF
	Building	and Spine	Medical Center	Pavilion	Care Hospital	Building	Pavilion	Building	Portfolio	Portfolio

Revenues	$470,000	$414,000	$829,000	$506,000	$376,000	$417,000	$236,000	$348,000	$226,000	$188,000
Net income (loss)	$142,000	$(307,000)	$19,000	$(40,000)	$194,000	$32,000	$73,000	$106,000	$99,000	$88,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of our 10 acquisitions at the time of acquisition is shown below:

									Monument
									Long-Term
	Lacombe	Center for		Highlands	Muskogee Long-	St. Vincent	Livingston	Pocatello East	Acute Care
	Medical Office	Neurosurgery	Parkway	Ranch Medical	Term Acute	Medical Office	Medical Arts	Medical Office	Hospital	Virginia SNF
	Building	and Spine	Medical Center	Pavilion	Care Hospital	Building	Pavilion	Building	Portfolio	Portfolio

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000	$1,568,000	$—	$—	$1,795,000	$4,405,000
Building and improvements	5,438,000	4,688,000	7,192,000	5,444,000	8,314,000	6,746,000	4,976,000	14,140,000	13,176,000	37,709,000
In place leases	512,000	575,000	969,000	668,000	897,000	741,000	519,000	663,000	1,377,000	2,837,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000	963,000	313,000	547,000	660,000	2,449,000
Leasehold interest	—	—	—	—	—	—	149,000	—	—	—
Master lease	—	—	—	—	—	—	—	450,000	—	—
Above market leases	—	327,000	97,000	27,000	—	107,000	473,000	—	—	—

Total assets acquired	6,817,000	6,494,000	10,896,000	8,372,000	10,985,000	10,125,000	6,430,000	15,800,000	17,008,000	47,400,000

Mortgage loan payables, net	—	(3,025,000)	—	(4,414,000)	—	—	—	—	—	—
Below market leases	—	—	(41,000)	—	—	(50,000)	(80,000)	—	—	—
Derivative financial instrument	—	(310,000)	—	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	—	—	—	—	(2,400,000)

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—	(50,000)	(80,000)	—	—	(2,400,000)

Net assets acquired	$6,817,000	$3,159,000	$10,855,000	$3,958,000	$10,985,000	$10,075,000	$6,350,000	$15,800,000	$17,008,000	$45,000,000

Assuming the property acquisitions discussed above had occurred on January 1, 2010, for the three and nine months ended September 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interests and net loss per common share attributable to controlling interests — basic and diluted would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Revenues	$4,089,000	$12,151,000
Net loss	$(147,000)	$(5,052,000)
Net loss attributable to controlling interests	$(145,000)	$(5,051,000)
Net loss per common share attributable to controlling interests — basic and diluted	$(0.01)	$(0.44)
Assuming the property acquisitions discussed above had occurred on January 7, 2009, for the three months ended September 30, 2009 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, pro forma revenues, net loss, net income (loss) attributable to controlling interests and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

		Period from
		January 7, 2009
	Three Months	(Date of Inception)
	Ended	through
	September 30, 2009	September 30, 2009

Revenues	$4,111,000	$11,929,000
Net income (loss)	$315,000	$(4,169,000)
Net income (loss) attributable to controlling interests	$315,000	$(4,167,000)
Net income (loss) per common share attributable to controlling interests — basic and diluted	$0.03	$(0.36)
The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2010, we owned properties in four states for which each state accounted for 10.0% or more of our total revenues for the nine months ended September 30, 2010. The properties in Ohio, Colorado, Louisiana and Minnesota accounted for 31.1%, 12.6%, 11.7% and 10.3%, respectively, of our total revenues for the nine months ended September 30, 2010. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
For the nine months ended September 30, 2010, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of		GLA
	2010 Annual Base	2010 Annual		(Square	Lease Expiration
Tenant	Rent*	Base Rent	Property	Feet)	Date

Kissito Healthcare	$2,250,000	16.8%	Virginia Skilled Nursing Facility Portfolio	144,000	01/31/25
Laurel Health Care Company	$2,034,000	15.2%	Virginia Skilled Nursing Facility Portfolio	88,000	various - 2016 to 2025
Landmark Real Estate Holdings, LLC	$1,522,000	11.3%	Monument LTACH Portfolio	53,000	08/31/25

*	Annualized rental income is based on contractual base rent from leases in effect as of September 30, 2010. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
For the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not own any properties.
16. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2010 and 2009, there were 18,000 shares and 0 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
17. Subsequent Events
Status of our Offering
As of October 31, 2010, we had received and accepted subscriptions in our offering for 11,706,054 shares of our common stock, or $116,756,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In October 2010, we repurchased 10,000 shares of our common stock, for an aggregate amount of $100,000, under our share repurchase plan.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Property Acquisition
On October 29, 2010, we acquired the Athens property, the third of four properties comprising the Monument LTACH Portfolio, for a contract purchase price of $12,142,000, plus closing costs. The Athens property is a one-story long-term acute care hospital facility comprising approximately 31,000 square feet of GLA. We financed the purchase price of the Athens property using $12,300,000 in borrowings under the line of credit and proceeds from our offering. In connection with the acquisition, we paid an acquisition fee of $334,000, or 2.75% of the contract purchase price, to Grubb & Ellis Equity Advisors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2010 and December 31, 2009, together with our results of operations for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 and cash flows for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of September 30, 2010, we had received and accepted subscriptions in our offering for 10,427,527 shares of our common stock, or $104,006,000, excluding shares of our common stock issued pursuant to the DRIP.

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
As of September 30, 2010, we had completed 10 acquisitions comprising 19 buildings and 676,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $138,028,000.
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
Acquisitions in 2010
For a discussion of our acquisitions for the nine months ended September 30, 2010, see Note 3, Real Estate Investments — Acquisitions in 2010, to our accompanying condensed consolidated financial statements.
Proposed Acquisition
For a discussion of our proposed acquisition as of September 30, 2010, see Note 3, Real Estate Investments — Proposed Acquisition, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of September 30, 2010, our consolidated properties were 97.8% occupied. During the remainder of 2010, leases associated with 0.2% of the occupied GLA will expire. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2010, our remaining weighted average lease term is 9.4 years.
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
Results of Operations
We had limited results of operations for the period from January 7, 2009 (Date of Inception) through September 30, 2009, and therefore our results of operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Our operating results for the three and nine months ended September 30, 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with such acquisitions.
Except where otherwise noted, the change in our results of operations is primarily due to our property acquisitions as of September 30, 2010, as compared to not owning any properties as of September 30, 2009.
Rental Income
For the three months ended September 30, 2010 and 2009, rental income was $2,807,000 and $0, respectively, and was primarily comprised of base rent of $2,133,000 and $0, respectively, and expense recoveries of $520,000 and $0, respectively.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, rental income was $4,010,000 and $0, respectively, and was primarily comprised of base rent of $3,008,000 and $0, respectively, and expense recoveries of $762,000 and $0, respectively.
The aggregate occupancy for our properties was 97.8% as of September 30, 2010. We did not own any properties as of September 30, 2009.
Rental Expenses
For the three months ended September 30, 2010 and 2009, rental expenses were $834,000 and $0, respectively. For the three months ended September 30, 2010, rental expenses primarily consisted of real estate taxes of $292,000, repairs and maintenance of $204,000, utilities of $187,000 and property management fees of $83,000.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, rental expenses were $1,241,000 and $0, respectively. For the nine months ended September 30, 2010, rental expenses primarily consisted of real estate taxes of $454,000, repairs and maintenance of $307,000, utilities of $263,000 and property management fees of $127,000.
As a percentage of revenue, operating expenses remained materially consistent. Rental expenses as a percentage of revenue were 29.7% and 0%, respectively, for the three months ended September 30, 2010 and 2009. Rental expenses as a percentage of revenue were 30.9% and 0%, respectively, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009.
General and Administrative
For the three months ended September 30, 2010 and 2009, general and administrative was $503,000 and $62,000, respectively, and for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, general and administrative was $1,048,000 and $62,000, respectively. General and administrative consisted of the following for the periods then ended:

				Period from
				January 7, 2009
	Three Months Ended			(Date of Inception)
	September 30,		Nine Months Ended	through
	2010	2009	September 30, 2010	September 30, 2009

Professional and legal fees	$147,000	$17,000	$315,000	$17,000
Asset management fees	189,000	—	274,000	—
Directors’ and officers’ liability insurance	44,000	19,000	133,000	19,000
Board of directors fees	46,000	23,000	125,000	23,000
Transfer agent services	30,000	—	73,000	—
Restricted stock compensation	11,000	—	42,000	—
Other	36,000	3,000	86,000	3,000

	$503,000	$62,000	$1,048,000	$62,000

The increase in general and administrative is primarily the result of purchasing properties in 2010 and thus incurring asset management fees, incurring legal and professional fees in connection with our SEC reporting requirements, where such requirements did not exist until our offering was declared effective on August 24, 2009, and incurring directors’ and officers’ liability insurance and board of directors fees for a full nine months in 2010 versus one month in 2009.
Acquisition Related Expenses
For the three months ended September 30, 2010 and 2009, we incurred acquisition related expenses of $2,847,000 and $0, respectively. For the three months ended September 30, 2010, acquisition related expenses related primarily to expenses associated with the purchase of Pocatello East Medical Office Building, the Monument Long-Term Acute Care Hospital Portfolio and the Virginia Skilled Nursing Facility Portfolio, including acquisition fees of $2,150,000, incurred to our advisor or its affiliates.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we incurred acquisition related expenses of $5,179,000 and $0, respectively. For the nine months ended September 30, 2010, acquisition related expenses related primarily to expenses associated with our 10 acquisitions, including acquisition fees of $3,808,000 incurred to our advisor or its affiliates.
Depreciation and Amortization
For the three months ended September 30, 2010 and 2009, depreciation and amortization was $1,157,000 and $0, respectively, and consisted of depreciation on our operating properties of $615,000 and $0, respectively, and amortization on our identified intangible assets of $542,000 and $0, respectively.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, depreciation and amortization was $1,722,000 and $0, respectively, and consisted of depreciation on our operating properties of $902,000 and $0, respectively, and amortization on our identified intangible assets of $820,000 and $0, respectively.
Interest Expense
For the three months ended September 30, 2010 and 2009, interest expense including loss in fair value of derivative financial instrument was $397,000 and $0, respectively. For the three months ended September 30, 2010, interest expense was comprised of $198,000 related to interest expense on our mortgage loan payables and derivative financial instrument, $72,000 related to interest expense on our secured revolving credit facility with Bank of America, N.A., or the line of credit, $74,000 related to loss in fair value of our derivative financial instrument, $37,000 related to amortization of deferred financing costs associated with the line of credit, $7,000 related to amortization of deferred financing costs associated with our mortgage loan payables and $9,000 related to amortization of debt discount.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, interest expense including loss in fair value of derivative financial instrument was $626,000 and $0, respectively. For the nine months ended September 30, 2010, interest expense was comprised of $293,000 related to interest expense on our mortgage loan payables and derivative financial instrument, $72,000 related to interest expense on the line of credit, $194,000 related to loss in fair value of our derivative financial instrument, $37,000 related to amortization of deferred financing costs associated with the line of credit, $12,000 related to amortization of deferred financing costs associated with our mortgage loan payables and $18,000 related to amortization of debt discount.
Interest Income
For the three months ended September 30, 2010 and 2009, we had interest income of $1,000 and $0, respectively, related to interest earned on funds held in cash accounts.
For the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, we had interest income of $14,000 and $0, respectively, related to interest earned on funds held in cash accounts.

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

Based on the properties owned as of September 30, 2010, we estimate that our expenditures for capital improvements will require up to $307,000 for the remaining three months of 2010. As of September 30, 2010, we had $2,038,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, were $3,480,000 and $0, respectively. For the nine months ended September 30, 2010, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.
Cash flows used in investing activities for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, were $131,763,000 and $0, respectively. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $128,761,000, restricted cash in the amount of $2,225,000 and the payment of $759,000 in real estate and escrow deposits for the purchase of real estate. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets.
Cash flows provided by financing activities for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009, were $124,424,000 and $202,000, respectively. For the nine months ended September 30, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $89,090,000, borrowings on our mortgage loan payables in the amount of $34,810,000, and net borrowings under the line of credit in the amount of $12,650,000, partially offset by the payment of offering costs of $9,610,000 and distributions of $1,146,000. Additional cash outflows related to deferred financing costs of $1,311,000 in connection with the debt financing for our acquisitions. For the period from January 7, 2009 (Date of Inception) through September 30, 2009, such cash flows related to $200,000 received from our advisor for the purchase of 20,000 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Effective as of June 25, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. Effective as of September 22, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on October 1, 2010 and ending on December 31, 2010. The distributions declared for each record date in the October 2010, November 2010 and December 2010 periods will be paid in November 2010, December 2010 and January 2011, respectively, only from legally available funds.

The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP shares monthly in arrears.
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
For the nine months ended September 30, 2010, we paid distributions of $2,238,000 ($1,146,000 in cash and $1,092,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(3,480,000). $259,000, or 11.6% of the distributions, were paid using funds from our sponsor. The distributions in excess of funds from our sponsor were paid from offering proceeds. Under GAAP, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $(3,480,000) adding back acquisition related expenses of $5,179,000 for the nine months ended September 30, 2010 are $1,699,000, or 75.9% of distributions paid.
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
For the period from January 7, 2009 (Date of Inception) through September 30, 2009, we did not pay any distributions.
As of September 30, 2010, we had an amount payable of $185,000 to our advisor or its affiliates for operating expenses, acquisition related expenses, asset and property management fees, lease commissions and on-site personnel and engineering payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the nine months ended September 30, 2010, our funds from operations, or FFO, was $(4,073,000). For the nine months ended September 30, 2010, we paid distributions of $259,000, or 11.6%, using funds from our sponsor and $1,979,000, or 88.4%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.

Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2010, our borrowings were 39.9% of our properties’ combined fair market values, as defined.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of November 9, 2010 and September 30, 2010, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loan Payables, Net
For a discussion of our mortgage loan payables, net, see Note 6, Mortgage Loan Payables, Net, to our accompanying condensed consolidated financial statements.
Line of Credit
For a discussion of the line of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of September 30, 2010, we had $12,406,000 ($12,382,000, net of discount) of fixed rate debt and $30,048,000 ($29,746,000, net of discount) of variable rate debt outstanding secured by our properties. In addition, we had $12,650,000 outstanding under the line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2010, we were in compliance with all such covenants and requirements on our mortgage loan payables and the line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2010, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swap, was 5.52% per annum.

Contractual Obligations
The following table provides information with respect to the maturity and scheduled principal repayment of our secured mortgage loan payables and the line of credit as of September 30, 2010:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2010)		(2011-2012)	(2013-2014)	(after 2014)	Total

Principal payments — fixed rate debt	$65,000		$4,721,000	$338,000	$7,282,000	$12,406,000
Interest payments — fixed rate debt	187,000		1,466,000	974,000	2,801,000	5,428,000
Principal payments — variable rate debt	3,238,000	(1)	39,460,000	—	—	42,698,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2010)	527,000		2,903,000	—	—	3,430,000

Total	$4,017,000		$48,550,000	$1,312,000	$10,083,000	$63,962,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,238,000 ($2,936,000, net of discount) secured by Center for Neurosurgery and Spine as of September 30, 2010, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $48,000, $351,000, $281,000 and $414,000 in 2010, 2011-2012, 2013-2014 and thereafter, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, fair value adjustments of derivatives and amortization of above and below market leases, are sanctioned non-cash adjustments to FFO in calculating adjusted funds from operations, or AFFO, as discussed in the applicable White Papers approved by the Board of Governors of NAREIT, and the non-GAAP financial measure AFFO is considered by NAREIT to be a valuation/cash flow metric. As such, in addition to FFO, we use modified funds from operations, or MFFO, to further evaluate our operating performance. In calculating MFFO, we exclude acquisition related expenses fair value adjustments of derivatives and amortization of above and below market leases. Neither the SEC, NAREIT or any other regulatory body or trade association has passed judgment on the acceptability of the exclusions used by us to calculate MFFO. In the future, the SEC, NAREIT or another regulatory body or trade association may standardize the allowable exclusions for REITs, and if so, we will adjust the calculation and characterization of our non-GAAP financial measures accordingly.
We believe that the use of MFFO is useful for investors and our management as a measure of our operating performance because it excludes non-cash and non-operating items as well as charges that we consider more reflective of investing activities or non-operating valuation changes. However, acquisition expenses and fees are considered part of operating income under GAAP and adjustments to fair value for derivatives and amortization of above and below market leases are considered non-cash adjustments to net income in determining cash flows from operations in accordance with GAAP. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and our performance as compared to other real estate companies that may not be affected by acquisition activities, fair value adjustments of derivatives or above and below market leases. As explained below, our evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:
•	Acquisition related expenses: In accordance with GAAP, prior to 2009, acquisition expenses were capitalized; however as a result of a change in GAAP, beginning in 2009, acquisition expenses are now expensed. These acquisition related expenses have been and will continue to be funded from proceeds from our offering and not from our operations. We believe by excluding acquisition related expenses, MFFO provides useful supplemental information that is consistent with our analysis of the operating performance of our properties.

•	Adjustments to the fair value for derivatives not qualifying for hedge accounting: We use derivatives in the management of our interest rate exposure. We do not use derivatives for speculative purposes and accordingly period-to-period changes in derivative valuations are not primary factors in our decision-making process. In addition, we do not intend to terminate the derivative financial instrument early, which would require settlement in cash. We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

•	Amortization of above and below market leases: Above and below market leases are intangible assets and liabilities that are acquired in connection with the purchase of a property. Such intangibles are amortized to revenue, similar to depreciation and amortization expense on our other assets and intangibles. We believe by excluding the non-cash amortization of above and below market leases, MFFO provides useful supplemental information that is consistent with our analysis of the operating performance of our properties.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance, as an indication of our liquidity or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009:

				Period from
				January 7, 2009
	Three Months Ended			(Date of Inception)
	September 30,		Nine Months Ended	through
	2010	2009	September 30, 2010	September 30, 2009

Net loss	$(2,930,000)	$(62,000)	$(5,792,000)	$(62,000)
Add:
Depreciation and amortization — consolidated properties	1,157,000	—	1,722,000	—
Less:
Net income attributable to noncontrolling interests	(1,000)	—	(1,000)	—
Depreciation and amortization related to noncontrolling interests	(2,000)	—	(2,000)	—

FFO	$(1,776,000)	$(62,000)	$(4,073,000)	$(62,000)

Add:
Acquisition related expenses	2,847,000	—	5,179,000	—
Loss in fair value of derivative financial instrument	74,000	—	194,000	—

Amortization of above and below market leases	28,000	—	49,000	—

MFFO	$1,173,000	$(62,000)	$1,349,000	$(62,000)

Weighted average common shares outstanding — basic and diluted	8,745,255	20,000	5,687,117	17,895

FFO per common share — basic and diluted	$(0.20)	$(3.10)	$(0.72)	$(3.46)

MFFO per common share — basic and diluted	$0.13	$(3.10)	$0.24	$(3.46)

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended September 30, 2010 and 2009, for the nine months ended September 30, 2010 and for the period from January 7, 2009 (Date of Inception) through September 30, 2009:

				Period from
				January 7, 2009
	Three Months Ended			(Date of Inception)
	September 30,		Nine Months Ended	through
	2010	2009	September 30, 2010	September 30, 2009

Net loss	$(2,930,000)	$(62,000)	$(5,792,000)	$(62,000)
Add:
General and administrative	503,000	62,000	1,048,000	62,000
Acquisition related expenses	2,847,000	—	5,179,000	—
Depreciation and amortization	1,157,000	—	1,722,000	—
Interest expense	397,000	—	626,000	—
Less:
Interest income	(1,000)	—	(14,000)	—

Net operating income	$1,973,000	$—	$2,769,000	$—

Subsequent Events
For a discussion of subsequent events, see Note 17, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or may borrow at variable rates.
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

The table below presents, as of September 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$65,000	$263,000	$4,458,000	$169,000	$169,000	$7,282,000	$12,406,000	$12,424,000
Weighted average interest rate on maturing debt	5.96%	5.96%	5.88%	6.00%	6.00%	6.00%	5.96%	—
Variable rate debt — principal payments	$3,238,000	$—	$39,460,000	$—	$—	$—	$42,698,000	$42,364,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2010)	1.36%	—%	5.34%	—%	—%	—%	5.04%	—
Mortgage loan payables were $42,454,000 ($42,128,000, net of discount) as of September 30, 2010. As of September 30, 2010, we had two fixed rate and two variable rate mortgage loan payables with effective interest rates ranging from 1.36% to 6.00% per annum and a weighted average effective interest rate of 5.32% per annum. As of September 30, 2010, we had $12,406,000 ($12,382,000, net of discount) of fixed rate debt, or 29.2% of mortgage loan payables, at a weighted average effective interest rate of 5.96% per annum and $30,048,000 ($29,746,000, net of discount) of variable rate debt, or 70.8% of mortgage loan payables, at a weighted average effective interest rate of 5.05% per annum. In addition, as of September 30, 2010, we had $12,650,000 outstanding under the line of credit, at a weighted-average interest rate of 5.00% per annum.
As of September 30, 2010, we had a fixed rate interest rate swap on a $3,238,000 variable rate mortgage loan payable, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. The variable rate mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any.
An increase in the variable interest rate on the line of credit and our variable rate mortgage loan payables constitutes a market risk. As of September 30, 2010, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have no effect on our overall annual interest expense as either (1) we have a fixed rate interest rate swap on the variable rate mortgage loan payable or (2) we are paying the minimum interest rates under the applicable agreements whereby a 0.50% increase would still be below the minimum interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.
(b) Changes in internal control over financial reporting. This quarterly report does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on February 25, 2010, except as noted below and the following: our sponsor and its affiliates have entered into a settlement agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) whereby the two parties resolved all outstanding issues, including the termination of any previous obligation of Grubb & Ellis Realty Investors, LLC, an affiliate of our advisor, Grubb & Ellis Healthcare REIT II Advisor, LLC, to present qualified investment opportunities pursuant to a right of first refusal to Healthcare Trust of America, Inc. Therefore, the right of first refusal is no longer a consideration for our advisor’s or its affiliates’ identification of suitable investment opportunities for us. Accordingly, the risk factor in the 2009 Annual Report on Form 10-K entitled, “We will rely on our advisor and its affiliates as a source for all or a portion of our investment opportunities. Grubb & Ellis Realty Investors, an affiliate of our advisor, has entered into an agreement with Healthcare Trust of America, Inc. (formerly Grubb & Ellis Healthcare REIT, Inc.) pursuant to which Healthcare Trust of America, Inc. will have a right of first refusal with respect to certain investment opportunities identified by Grubb & Ellis Realty Investors” is hereby deleted in its entirety.
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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of Grubb & Ellis Company, or our sponsor, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. In June 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on July 1, 2010 and ending on September 30, 2010. Effective as of September 22, 2010, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on October 1, 2010 and ending on December 31, 2010. The distributions declared for each record date in the October 2010, November 2010 and December 2010 periods will be paid in November 2010, December 2010 and January 2011, respectively, only from legally available funds.

The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions to our stockholders.
For the nine months ended September 30, 2010, we paid distributions of $2,238,000 ($1,146,000 in cash and $1,092,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(3,480,000). $259,000, or 11.6% of the distributions, were paid using funds from our sponsor. The distributions in excess of our cash flows from operations and funds from our sponsor were paid from offering proceeds. Under accounting principles generally accepted in the United States of America, acquisition related expenses are expensed and therefore subtracted from cash flows from operations. However, these expenses are paid from offering proceeds. Cash flows from operations of $(3,480,000) adding back acquisition related expenses of $5,179,000 for the nine months ended September 30, 2010 are $1,699,000, or 75.9% of distributions paid.
For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of September 30, 2010, we had an amount payable of $185,000 to our advisor or its affiliates for operating expenses, acquisition related expenses, asset and property management fees, lease commissions and on-site personnel and engineering payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the nine months ended September 30, 2010, our funds from operations, or FFO, was $(4,073,000). For the nine months ended September 30, 2010, we paid distributions of $259,000, or 11.6%, using funds from our sponsor and $1,979,000, or 88.4%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue. Please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and the notes thereto in our 2009 Annual Report on Form 10-K, as filed with the SEC on February 25, 2010, and this Quarterly Report on Form 10-Q, for a discussion of our operational history and the factors for our losses.

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
As of September 30, 2010, we had received and accepted subscriptions in our offering for 10,427,527 shares of our common stock, or $104,006,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2010, a total of $1,092,000 in distributions were reinvested and 114,983 shares of our common stock were issued pursuant to the DRIP.
As of September 30, 2010, we had incurred selling commissions of $7,040,000 and dealer manager fees of $3,112,000 in connection with our offering. We had also incurred other offering expenses of $1,043,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering will not exceed 11.0%. As of September 30, 2010, net offering proceeds were $93,903,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2010, $277,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of September 30, 2010, we had used $81,301,000 in proceeds from our offering to purchase properties from unaffiliated parties, $1,311,000 for deferred financing costs, $2,225,000 for lender required restricted cash accounts, $3,823,000 to pay acquisition related expenses to affiliated parties, $1,144,000 to pay acquisition related expenses to unaffiliated parties, $139,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions and $759,000 to pay real estate deposits for proposed future acquisitions to unaffiliated parties.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
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
During the three months ended September 30, 2010, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

July 1, 2010 to July 31, 2010	11,000	$10.00	11,000	(2)
August 1, 2010 to August 31, 2010	—	$—	—	(2)
September 1, 2010 to September 30, 2010	—	$—	—	(2)

Total	11,000		11,000

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.
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

Grubb & Ellis Healthcare REIT II, Inc.

(Registrant)

November 9, 2010 Date	By:	/s/ Jeffrey T. Hanson Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

November 9, 2010 Date	By:	/s/ Shannon K S Johnson Shannon K S Johnson
Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).
3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 of our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 of our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

4.1	Second Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated October 26, 2009 (included as Exhibit 4.1 of our Current Report on Form 8-K filed October 30, 2009 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Supplement No. 5 to our Prospectus dated May 5, 2010, contained in Post-Effective Amendment No. 6 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 2, 2010 and incorporated herein by reference)

4.3	Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus dated May 5, 2010, contained in Post-Effective Amendment No. 6 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 2, 2010 and incorporated herein by reference)

4.4	Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus dated May 5, 2010, contained in Post-Effective Amendment No. 6 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 2, 2010 and incorporated herein by reference)

10.1	Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.2	Credit Agreement between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.3	Guaranty Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.3 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.4	Ownership Interests Pledge and Security Agreement by Grubb & Ellis Healthcare REIT II Holdings, LP in favor of Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.4 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.5	Environmental Indemnity Agreement between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.5 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.6	Collateral Assignment of Management Contract between G&E HC REIT II Lacombe MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Property One, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.6 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.7	Collateral Assignment of Management Contract between G&E HC REIT II Parkway Medical Center, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., The King Group Realty, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.7 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.8	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Parkway Medical Center, LLC in favor of Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.8 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.9	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Lacombe MOB, LLC in favor of Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.9 of our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.10	Third Amendment to Agreement for the Purchase and Sale of Real Property between G&E HC REIT II Pocatello MOB, LLC and CBL Retirement DAS Pocatello ID, LP, dated July 27, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2010 and incorporated herein by reference)

10.11	Amended and Restated Limited Liability Company Agreement of G&E HC REIT II Pocatello MOB JV, LLC between Pocatello Medical Office Partners, LLC and Grubb & Ellis Healthcare REIT II Holdings, LP, dated July 27, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed August 2, 2010 and incorporated herein by reference)

10.12	Agreement for Purchase and Sale of Real Property by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments of Cape Girardeau, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated June 18, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.13	First Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated July 22, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.14	Second Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated July 28, 2010 (included as Exhibit 10.3 of our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.15	Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Monument LTACH Portfolio, LLC, dated August 12, 2010 (included as Exhibit 10.4 of our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.16	Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Cape Girardeau LTACH, LLC, dated August 12, 2010 (included as Exhibit 10.5 of our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.17	Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Joplin LTACH, LLC, dated August 31, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed September 7, 2010 and incorporated herein by reference)

10.18	Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated June 28, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.19	First Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated July 21, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.20	Second Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated July 28, 2010 (included as Exhibit 10.3 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.21	Third Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated August 27, 2010 (included as Exhibit 10.4 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.22	Form of Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Bastian SNF, LLC, dated September 16, 2010 (included as Exhibit 10.5 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.23	Promissory Note by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.6 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.24	Loan Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.7 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.25	Environmental and Hazardous Substances Indemnity Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.8 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.26	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Bastian SNF, LLC in favor of KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.9 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.27	Form of Assignment of Rents and Leases by and between G&E HC REIT II Bastian SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.10 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.28	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Livingston MOB, LLC in favor of Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.29	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.30	Collateral Assignment of Management Contract between G&E HC REIT II Livingston MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Promed Management Services, Inc. and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.3 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.31	Collateral Assignment of Management Contract between G&E HC REIT II St. Vincent Cleveland MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc. and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.4 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.32	Joinder to Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.5 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.33	Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.6 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.34	Promissory Note by G&E HC REIT II Pocatello MOB, LLC, in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.1 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.35	Environmental Indemnity Agreement by and between G&E HC REIT II Pocatello MOB, LLC and Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.2 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.36	Guaranty of Non-Recourse Carve Outs by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.3 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.37	Escrow and Pledge Agreement by and between G&E HC REIT II Pocatello MOB, LLC, Sun Life Assurance Company of Canada and Westcap Corporation, dated September 16, 2010 (included as Exhibit 10.4 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.38	Assignment of Leases and Rents by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.5 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.39	Leasehold Deed of Trust, Security Agreement and Fixture Filing by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.6 of our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.