Form 10-K
period 2010-12-31
Grubb & Ellis Healthcare REIT II, Inc.
filed 2011-03-10
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement of Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 7,098,490 shares of common stock held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $70,985,000, assuming a market value of $10.00 per share.
As of February 28, 2011, there were 18,869,725 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2011 annual stockholders meeting which is expected to be filed no later than May 2, 2011 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I

Item 1.	Business.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
Our Company
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ended December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000, or the maximum offering. The United States, or U.S., Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. As of December 31, 2010, we had received and accepted subscriptions in our offering for 15,222,213 shares of our common stock, or $151,862,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until January 21, 2011, when we had received and accepted subscriptions aggregating at least $164,250,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.

Key Developments during 2010 and 2011
•	On July 19, 2010, we entered into a loan agreement with Bank of America, N.A., to obtain a secured revolving credit facility in an aggregate maximum principal amount of $25,000,000, or the line of credit. The line of credit matures on July 19, 2012 and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee. The proceeds of loans made under the line of credit may be used to finance the purchase of properties, for working capital or may be used for any other lawful purpose.
•	As of March 10, 2011, we had completed 14 acquisitions, 10 of which were acquisitions of medical office buildings, three of which were acquisitions of hospitals and one of which was an acquisition of skilled nursing facilities. The aggregate purchase price of these properties was $205,865,000 and was comprised of 26 buildings and 904,000 square feet of gross leasable area, or GLA.
•	As of February 28, 2011, we had received and accepted subscriptions in our offering for 18,559,580 shares of our common stock, or $185,142,000, excluding shares of our common stock issued pursuant to the DRIP.

Our Structure
The following is a summary of our organizational structure as of March 10, 2011:
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
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization scenarios, all of which have limited or no relevant operating histories and no current income. Our advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
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
We generally seek to acquire real estate of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity, and the prospects for long-term appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

The consideration for each real estate investment must be authorized by a majority of our independent directors or a duly authorized committee of our board of directors, ordinarily based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
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
In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.
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
We intend to acquire leased properties with long-term leases in place and we do not intend to operate any healthcare-related facilities directly. As a REIT, we would be prohibited from operating healthcare-related facilities directly, however from time to time we may lease a healthcare-related facility that we acquire to a wholly owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.
Joint Ventures
We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.
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
We may only enter into joint ventures with other real estate investment programs sponsored or managed by our advisor or its affiliates, or Grubb & Ellis Group programs, or any of our directors for the acquisition of properties if:
•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and
•	the investment by us and such affiliate are on substantially the same terms and conditions.
We may invest in general partnerships or joint ventures with other Grubb & Ellis Group programs or affiliates of our advisor to enable us to increase our equity participation in such venture as additional proceeds of our offering are received, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

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
Investing In and Originating Loans
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates and we may make or invest in loans in which the borrower is an affiliate. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
We have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:
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
Disposition Strategy
We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate-related investments other than real property is expected to be shorter than the holding period for real property assets. A property or real estate-related investment may be sold before the end of the expected holding period if:
•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;
•	an opportunity arises to pursue a more attractive investment;
•	in the judgment of our advisor, the value of the investment might decline;
•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;
•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;
•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or
•	in the judgment of our advisor, the sale of the investment is in the best interest of our stockholders.
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom practices in the area in which the investment being sold is located and the then-prevailing economic conditions.

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
We anticipate that after our initial phase of operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 60.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2010, our aggregate borrowings were 36.5% of the combined fair market value of all of our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 10, 2011 and December 31, 2010, our leverage did not exceed 300.0% of the value of our net assets.
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
We will use our best efforts to obtain financing on the most favorable terms available to us and we will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification of assets owned if all or a portion of the refinancing proceeds are reinvested.
Our charter restricts us from borrowing money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Board Review of Our Investment Policies
Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Tax Status
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2010. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
Distribution Policy
In order to qualify or maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flow to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in our offering or subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net offering proceeds and thus, constitute a return of capital to our stockholders.
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, generally we intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.

The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distribution rates approved by our board of directors.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings or healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Government Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Other Federal, State and Local Regulations. Our properties will be subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties will be in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
As of December 31, 2010, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as follows:

		Percentage of
	Annualized	Annualized		GLA	Lease Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Square Feet)	Date

Landmark Holdings of Missouri, LLC	$2,620,000	14.4%	Monument Long-Term Acute Care Hospital Portfolio	85,000	10/31/25

Kissito Healthcare	$2,249,000	12.4%	Virginia Skilled Nursing Facility Portfolio	144,000	01/31/25

Laurel Health Care Company	$2,034,000	11.2%	Virginia Skilled Nursing Facility Portfolio	88,000	various - 2016 to 2025

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
Geographic Concentration
Based on leases in effect as of December 31, 2010, we owned properties in four states for which each state accounted for 10.0% or more of our annualized base rent. Virginia accounted for 23.6% of annualized base rent, Ohio accounted for 16.0% of annualized base rent, Texas accounted for 13.0% of annualized base rent and Oklahoma accounted for 10.7% of annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2. Properties — Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of our advisor and/or its affiliates. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to the 2009 Incentive Plan, or our incentive plan. As of December 31, 2010, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and commercial office properties. Our investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of our assets have similar economic characteristics, tenants, products and services, our assets have been aggregated into one reportable segment for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Item 1A.	Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and subject to our board of directors’ discretion. Our board of directors may also amend, suspend or terminate our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use the gross proceeds from our offering to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.
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
We were formed in January 2009, and our offering was declared effective by the SEC on August 24, 2009, and therefore, we have a limited operating history. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a substantial operating history, and our stockholders should not rely on the past performance of other Grubb & Ellis Group programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:
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
Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs and general and administrative expenses, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors for our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto.
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
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings or healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
We are externally advised by our advisor pursuant to an Advisory Agreement between us and our advisor, which has a one-year term that expires June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock, the Advisory Agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
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
Risks Related to Our Business
We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources, such as our sponsor. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify or maintain our qualification as a REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify or maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.

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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on March 31, 2011.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions to our stockholders.
For the year ended December 31, 2010, we paid distributions of $4,072,000 ($2,087,000 in cash and $1,985,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(2,881,000). $259,000, or 6.4% of the distributions, were paid using funds from our sponsor. The distributions in excess of our cash flows from operations and funds from our sponsor were paid from offering proceeds. Under accounting principles generally accepted in the United States of America, or GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
For a further discussion of distributions, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of December 31, 2010, we had an amount payable of $194,000 to our advisor or its affiliates for asset and property management fees, operating expenses, on-site personnel and engineering payroll and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

For the year ended December 31, 2010, our funds from operations, or FFO, was $(3,837,000). For the year ended December 31, 2010, we paid distributions of $259,000, or 6.4%, using funds from our sponsor and $3,813,000, or 93.6%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net loss to FFO, see Part II, Item 6. Selected Financial Data.
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
We expect to continue to pay monthly distributions to our stockholders. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay distributions to them monthly, or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire and make necessary capital improvements to properties may be impaired or delayed.
We intend to use the gross proceeds of our offering to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to qualify or maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains, each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire and make necessary capital improvements to properties, pay other expenses or expand our business.
We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We have financed and will continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify or maintain our qualification as a REIT for federal income tax purposes.

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
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:
•	poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;
•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;
•	our lender under our line of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;
•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;
•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;
•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and
•	increased insurance premiums, real estate taxes or utilities or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.
The length and severity of any economic slowdown or downturn cannot be predicted. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Increasing vacancy rates for commercial real estate resulting from ongoing disruptions in the financial markets and deteriorating economic conditions could reduce revenue and the resale value of our properties.
We depend upon tenants for a majority of our revenue from real property investments. Ongoing disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.
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
Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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
We have and may continue to invest in properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs. We also may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant. These consequences could adversely affect our revenues and reduce the cash available for distribution to our stockholders.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or our periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its own operations or the operations of our sponsor unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the officers and employees of our sponsor, who manage our advisor, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. Mr. Hanson and Mr. Prosky currently serve as our executive officers and Mr. Hanson and Mr. Prosky currently serve as two of our directors. In the event that Mr. Hanson or Mr. Prosky are no longer employed by our sponsor, for any reason, such person would automatically resign from our company. The termination of Mr. Hanson’s or Mr. Prosky’s employment with our sponsor could have a material adverse effect on our success and our sponsor may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. We do not have key man life insurance on any of our sponsor’s key personnel. If our advisor or our sponsor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
The fees we will pay our advisor under the Advisory Agreement and the distributions payable to our advisor under our operating partnership agreement were not determined on an arm’s-length basis, and therefore, may not be on the same terms as those we could negotiate with an unrelated party.
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
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO, and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to you.

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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
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
All of our officers also are officers or employees of our sponsor, our advisor, and other affiliated entities that will receive fees in connection with our offering and our operations. In addition, Mr. Hanson, Mr. Prosky, Ms. Johnson, Ms. Lo and Mr. Oh each own a less than 1.0% interest in our sponsor. In addition, Mr. Hanson, Mr. Prosky, Ms. Johnson and Ms. Lo each hold options to purchase a de minimis amount of our sponsor’s outstanding common stock. Mr. Hanson also owns a de minimis interest in several other Grubb & Ellis Group programs.
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
Certain of the officers of our advisor face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
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
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
•	the election or removal of directors;
•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of our shares of stock, increase or decrease the number of our shares of any class or series that we have the authority to issue, effect certain reverse stock splits, or qualify as a REIT under the Code;
•	our dissolution; and
•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

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
In the event that any of our subsidiaries are deemed to be an investment company pursuant to Section 3(a)(1) of the Investment Company Act, such subsidiaries would have to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act such subsidiaries would have to invest at least 55.0% of its respective portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25.0% of assets in qualifying real estate investments or other real estate-related assets. The remaining 20.0% of the portfolio’s assets can consist of miscellaneous assets. What we buy and sell is therefore limited to these criteria. How we classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, investments in these types of assets may be limited. The SEC may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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
We are subject to risks generally incidental to the ownership of real estate, including changes in national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.
If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income-producing properties, such real estate investments may not appreciate or may decrease in value.
Although the real estate market has been experiencing severe dislocations, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income-producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
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
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.

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
Because we own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments may be concentrated in medical office buildings or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we have and will continue to acquire or selectively develop and own medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
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
Some of the properties we have acquired and will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB and the International Accounting Standards Board, or the IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010, or the Exposure Draft, which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.
The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.
Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.
The properties we acquire may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire investments or pay distributions.
Any property that we have acquired or may acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. While we expect that many of our property leases will require the tenants to pay all or a portion of these expenses, some of our leases or future leases may not be negotiated on that basis, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.

Our operating properties will be subject to real and personal property taxes that may increase in the future, which could adversely affect our cash flows.
Our operating properties will be subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the operating properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
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

Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the U.S. and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.
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
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. Currently, at the end of 2011, the physician’s reimbursement from Medicare may be reduced due to the sustainable growth rate being cut by over 25.0% unless the federal government provides a change in the legislation prior to the end of 2011. This reduction in Medicare reimbursement may adversely impact our tenants’ ability to make rental payments.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:
•	changes in the demand for and methods of delivering healthcare services;
•	changes in third party reimbursement policies;
•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•	increased expense for uninsured patients;
•	increased competition among healthcare providers;
•	increased liability insurance expense;
•	continued pressure by private and governmental payors to reduce payments to providers of services;
•	increased scrutiny of billing, referral and other practices by federal and state authorities;
•	changes in federal and state healthcare program payment models; and
•	increased emphasis on compliance with privacy and security requirements related to personal health information.
These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to pay distributions to our stockholders.

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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
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
We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have and may continue to borrow at fixed rates or variable rates depending upon prevailing market conditions. We have and may continue to also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.
Hedging activity may expose us to risks.
When we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We have and may continue to enter into loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have and may continue to finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to pay distributions to our stockholders.
Some of our current and future financing arrangements will require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify or maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

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
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
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

Federal Income Tax Risks
Failure to qualify or maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2010. To qualify or maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify or maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify or maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.
If we fail to qualify or maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to qualify or maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To qualify or maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify or maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify or maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.

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
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 35.0%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
To qualify or maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, they should consider:
•	whether their investment is consistent with the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, or any other applicable governing authority in the case of a government plan;
•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including their Benefit Plan or IRA’s investment policy;
•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;
•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;
•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;
•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and
•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
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
As of December 31, 2010, our principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705. We do not have an address separate from our advisor, Grubb & Ellis Equity Advisors, or our sponsor. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

Real Estate Investments
As of December 31, 2010, we had completed 14 acquisitions, 10 of which were acquisitions of medical office buildings, three of which were acquisitions of hospitals and one of which was an acquisition of skilled nursing facilities. The aggregate purchase price of these properties was $193,442,000 and was comprised of 25 buildings and 873,000 square feet of GLA.
The following table presents certain additional information about our properties as of December 31, 2010:

										Annual Rent
								% of		Per Leased
		GLA	% of	Ownership	Date	Purchase	Annualized	Annualized	Occupancy	Sq Ft
Property	Property Location	(Sq Ft)	GLA	Percentage	Acquired	Price	Base Rent (1)	Base Rent	(2)	(3)

Lacombe Medical Office Building	Lacombe, LA	34,000	3.9%	100%	03/05/10	$6,970,000	$502,000	2.8%	100%	$14.69
Center for Neurosurgery and Spine	Sartell, MN	37,000	4.2	100%	03/31/10	6,500,000	562,000	3.1	100%	$15.37
Parkway Medical Center	Beachwood, OH	88,000	10.1	100%	04/12/10	10,900,000	1,598,000	8.8	88.0%	$20.70
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	37,000	4.2	100%	04/30/10	8,400,000	740,000	4.1	100%	$20.06
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	37,000	4.2	100%	05/27/10	11,000,000	997,000	5.5	100%	$26.61
St. Vincent Medical Office Building	Cleveland, OH	51,000	5.8	100%	06/25/10	10,100,000	1,315,000	7.2	93.9%	$27.19
Livingston Medical Arts Pavilion	Livingston, TX	29,000	3.3	100%	06/28/10	6,350,000	576,000	3.2	100%	$20.04
Pocatello East Medical Office Building	Pocatello, ID	76,000	8.7	98.75%	07/27/10	15,800,000	1,308,000	7.2	100%	$17.12
Monument Long-Term Acute Care Hospital Portfolio	Cape Girardeau and Joplin, MO and Athens, GA	85,000	9.7	100%	Various	29,272,000	2,620,000	14.4	100%	$31.17
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	232,000	26.6	100%	09/16/10	45,000,000	4,283,000	23.6	100%	$18.47
Sylva Medical Office Building	Sylva, NC	45,000	5.2	100%	11/15/10	11,400,000	929,000	5.1	100%	$20.55
Surgical Hospital of Humble	Humble, TX	30,000	3.4	100%	12/10/10	13,100,000	1,190,000	6.6	100%	$39.18
Lawton Medical Office Building Portfolio	Lawton, OK	62,000	7.1	100%	12/22/10	11,550,000	937,000	5.2	100%	$15.03
Ennis Medical Office Building	Ennis, TX	30,000	3.4	100%	12/22/10	7,100,000	599,000	3.3	94.8%	$21.15

Total/Weighted Average		873,000	100%			$193,442,000	$18,156,000	100%	98.3%	$20.79

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010.

(2)	Occupancy includes all leased space of the respective acquisition including master leases.

(3)	Average annual rent per leased square foot based on leases in effect as of December 31, 2010.
We own fee simple interests in all of our properties except Livingston Medical Arts Pavilion, Pocatello East Medical Office Building, Lawton Medical Office Building Portfolio and Sylva Medical Office Building, whereby we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:
•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets;
•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants; and
•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent and percentage of annual rent of expiring leases as of December 31, 2010:

			% of Leased Area		% of Total Annual Rent
	Number of Expiring	Total Sq. Ft. of	Represented by Expiring	Annual Rent Under	Represented by Expiring
	Leases	Expiring Leases	Leases	Expiring Leases	Leases(1)

2011	19	37,000	4.3%	$801,000	3.8%
2012	11	34,000	4.0	763,000	3.6
2013	8	19,000	2.2	456,000	2.2
2014	13	36,000	4.2	762,000	3.6
2015	12	34,000	4.0	823,000	3.9
2016	11	103,000	12.0	1,965,000	9.3
2017	1	2,000	0.2	32,000	0.2
2018	2	15,000	1.8	352,000	1.7
2019	6	106,000	12.4	2,317,000	10.9
2020	2	9,000	1.1	215,000	1.0
Thereafter	18	462,000	53.9	12,694,000	59.9

Total	103	857,000	100%	$21,180,000	100%

(1)	The annual rent percentage is based on the total annual contractual base rent based on leases in effect as of December 31, 2010.
Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2010:

	Number of				% of Annualized
State	Buildings	GLA (Square Feet)	% of GLA	Annualized Base Rent(1)	Base Rent

Colorado	1	37,000	4.2%	$740,000	4.1%
Georgia	1	31,000	3.6	1,098,000	6.0
Idaho	1	76,000	8.7	1,308,000	7.2
Louisiana	1	34,000	3.9	502,000	2.8
Minnesota	2	37,000	4.2	562,000	3.1
Missouri	2	54,000	6.2	1,522,000	8.4
North Carolina	1	45,000	5.2	929,000	5.1
Ohio	3	139,000	15.9	2,912,000	16.0
Oklahoma	3	99,000	11.3	1,934,000	10.7
Texas	3	89,000	10.2	2,366,000	13.0
Virginia	7	232,000	26.5	4,283,000	23.6

Total	25	873,000	100%	$18,156,000	100%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010.
Indebtedness
For a discussion of our indebtedness, see Note 6, Mortgage Loans Payable, Net, Note 7, Derivative Financial Instruments, and Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
None.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor’s estimated value of the shares is $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of our offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.
Stockholders
As of February 28, 2011, we had approximately 5,417 stockholders of record.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on March 31, 2011. The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. The distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify or maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

For the year ended December 31, 2010, we paid distributions of $4,072,000 ($2,087,000 in cash and $1,985,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(2,881,000). $259,000, or 6.4% of the distributions, were paid using funds from our sponsor. The distributions in excess of funds from our sponsor were paid from offering proceeds. Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
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
As of December 31, 2010, we had an amount payable of $194,000 to our advisor or its affiliates for asset and property management fees, operating expenses, on-site personnel and engineering payroll and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2010, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the year ended December 31, 2010, our FFO was $(3,837,000). For the year ended December 31, 2010, we paid distributions of $259,000, or 6.4%, using funds from our sponsor and $3,813,000, or 93.6%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
See our disclosure regarding FFO, which includes a reconciliation of our GAAP net loss to FFO, in Item 6. Selected Financial Data.
Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights, or SARs, or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 12, Equity — 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Number of Securities
	to be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,977,500
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,977,500

(1)	On October 21, 2009, we granted an aggregate of 15,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and with respect to the initial 20.0% of shares that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-158111, effective August 24, 2009), registering a public offering of up to 330,000,000 shares of common stock, was declared effective under the Securities Act. Grubb & Ellis Securities, Inc. is the dealer manager of our offering. We are offering to the public a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000.
As of December 31, 2010, we had received and accepted subscriptions in our offering for 15,222,213 shares of our common stock, or $151,862,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until January 21, 2011, when we had received and accepted subscriptions aggregating at least $164,250,000) and shares of our common stock issued pursuant to the DRIP. As of December 31, 2010, a total of $1,985,000 in distributions were reinvested and 208,955 shares of our common stock were issued pursuant to the DRIP.
As of December 31, 2010, we had incurred selling commissions of $10,304,000 and dealer manager fees of $4,548,000 to affiliated parties in connection with our offering. We had also incurred other offering expenses of $1,522,000 to affiliated parties as of such date. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of funds raised will not exceed 11.0%. As of December 31, 2010, net offering proceeds were $137,473,000, including proceeds from the DRIP and after deducting offering expenses.
As of December 31, 2010, $625,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of December 31, 2010, we had used $119,908,000 in proceeds from our offering to purchase properties from unaffiliated parties, $5,358,000 to pay acquisition related expenses to affiliated parties, $2,816,000 for lender required restricted cash accounts to unaffiliated parties, $1,587,000 for deferred financing costs to unaffiliated parties, $1,543,000 to pay acquisition related expenses to unaffiliated parties, $649,000 to pay real estate and escrow deposits for proposed future acquisitions to unaffiliated parties and $245,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions.

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
Under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we must receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
During the three months ended December 31, 2010, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

October 1, 2010 to October 31, 2010	10,000	$10.00	100,000	(2)
November 1, 2010 to November 30, 2010	—	$—	—	(2)
December 1, 2010 to December 31, 2010	—	$—	—	(2)

Total	10,000		100,000

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 6.	Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period. We had limited results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009, and therefore, our results of operations for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are not comparable.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2010	2009
BALANCE SHEET DATA:
Total assets	$203,996,000	$13,809,000
Mortgage loans payable, net	$58,331,000	$—
Line of credit	$11,800,000	$—
Stockholders’ equity	$125,240,000	$13,283,000

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009
STATEMENT OF OPERATIONS DATA:
Total revenues	$8,682,000	$—
Loss from continuing operations	$(7,423,000)	$(282,000)
Net loss attributable to controlling interest	$(7,424,000)	$(281,000)
Net loss per common share — basic and diluted (1):
Net loss from continuing operations	$(0.99)	$(1.51)
Net loss attributable to controlling interest	$(0.99)	$(1.51)

STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(2,881,000)	$(40,000)
Net cash used in investing activities	$(186,342,000)	$—
Net cash provided by financing activities	$181,468,000	$13,813,000

OTHER DATA:
Distributions declared	$4,866,000	$—
Distributions declared per share	$0.65	$—
Funds from operations (2)	$(3,837,000)	$(281,000)
Modified funds from operations (2)	$2,909,000	$—
Net operating income (3)	$6,481,000	$—

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

(2)	Funds from Operations and Modified Funds from Operations:

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Presentation of this information is intended to assist in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Net loss	$(7,423,000)	$(282,000)
Add:
Depreciation and amortization — consolidated properties	3,591,000	—
Less:
Net (income) loss attributable to noncontrolling interests	(1,000)	1,000
Depreciation and amortization related to noncontrolling interests	(4,000)	—

FFO	$(3,837,000)	$(281,000)

Add:
Acquisition related expenses	$7,099,000	$18,000
Amortization of above and below market leases	79,000	—
Loss in fair value of derivative financial instruments	143,000	—
Deferred rent receivables related to noncontrolling interests	1,000	—
Less:
Deferred rent receivables	(576,000)	—

MFFO	$2,909,000	$(263,000)

Weighted average common shares outstanding — basic and diluted	7,471,184	186,330

FFO per common share — basic and diluted	$(0.51)	$(1.51)

MFFO per common share — basic and diluted	$0.39	$(1.41)

(3)	Net Operating Income:

Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Net loss	$(7,423,000)	$(282,000)
Add:
General and administrative	1,670,000	268,000
Acquisition related expenses	7,099,000	18,000
Depreciation and amortization	3,591,000	—
Interest expense	1,559,000	—
Less:
Interest income	(15,000)	(4,000)

Net operating income	$6,481,000	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2010 and 2009, together with our results of operations for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 and cash flows for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.
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
Overview and Background
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally seek investments that produce current income. We intend to qualify and elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ended December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of December 31, 2010, we had received and accepted subscriptions in our offering for 15,222,213, shares of our common stock, or $151,862,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until January 21, 2011, when we had received and accepted subscriptions aggregating at least $164,250,000) and shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor. For a further discussion of transactions with affiliates, see Note 11, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report of Form 10-K.
As of December 31, 2010, we had completed 14 acquisitions comprising 25 buildings and approximately 873,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $193,442,000.
Investment Strategy
We intend to use substantially all of the net proceeds from our offering to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, we may be required to limit our investments in certain types of real estate-related investments.
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
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•	Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•	Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants.

•	Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.

•	Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•	Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.
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
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, purchase price allocation, and qualification as a REIT. These estimates are-made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.
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

Impairment
We carry our operating properties at historical cost less accumulated depreciation. We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:
•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
In the event that the carrying amount of an operating property exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
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
Purchase Price Allocation
In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data and the fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market value of in-place leases, the value of in-place lease costs, tenant relationships and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease (including considering the impact of renewal options). The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired includes in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets.
The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Qualification as a REIT
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2010. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders. Because of our intention to elect REIT status for 2010, we will not benefit from the loss incurred for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2011 and 2010
For a discussion of acquisitions in 2011 and 2010, see Note 3, Real Estate Investments, and Note 20, Subsequent Events — Property Acquisition, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
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
Scheduled Lease Expirations
As of December 31, 2010, our consolidated properties were 98.3% occupied. During 2011, 4.3% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2010, our remaining weighted average lease term is 9.9 years.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we have provided management’s assessment of our internal control over financial reporting as of December 31, 2010 and will continue to comply with such regulations.

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
Results of Operations
We had limited results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009, and therefore, our results of operations for year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
Our operating results for the year ended December 31, 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with such acquisitions.
Except where otherwise noted, the change in our results of operations is primarily due to our property acquisitions as of December 31, 2010, as compared to not owning any properties as of December 31, 2009.
Rental Income
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, rental income was $8,682,000 and $0, respectively, and was primarily comprised of base rent of $6,786,000 and $0, respectively, and expense recoveries of $1,314,000 and $0, respectively.
The aggregate occupancy for our properties was 98.3% as of December 31, 2010. We did not own any properties as of December 31, 2009.
Rental Expenses
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, rental expenses were $2,201,000 and $0, respectively. For the year ended December 31, 2010, rental expenses primarily consisted of property and real estate taxes of $804,000, repairs and maintenance of $539,000, utilities of $427,000 and property management fees of $245,000.
Rental expenses as a percentage of revenue were 25.4% for the year ended December 31, 2010.

General and Administrative
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, general and administrative was $1,670,000 and $268,000, respectively. General and administrative consisted of the following for the periods then ended:

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Asset management fees	$612,000	$—
Professional and legal fees	442,000	50,000
Directors’ and officers’ liability insurance	177,000	64,000
Board of directors fees	163,000	55,000
Transfer agent services	111,000	59,000
Restricted stock compensation	54,000	35,000
Other	111,000	5,000

	$1,670,000	$268,000

The increase in general and administrative is primarily the result of asset management fees incurred due to purchasing properties in 2010, legal and professional fees incurred in connection with our SEC reporting requirements, where such requirements did not exist until our offering was declared effective on August 24, 2009, and directors’ and officers’ liability insurance and board of directors fees for a full year in 2010 compared to four months in 2009.
Acquisition Related Expenses
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred acquisition related expenses of $7,099,000 and $18,000, respectively. For the year ended December 31, 2010, acquisition related expenses related primarily to expenses associated with our 14 acquisitions, including acquisition fees of $5,329,000 incurred to our advisor or its affiliates.
Depreciation and Amortization
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, depreciation and amortization was $3,591,000 and $0, respectively, and consisted of depreciation on our operating properties of $2,070,000 and $0, respectively, and amortization on in-place leases, tenant relationships and master lease of $1,521,000 and $0, respectively.
Interest Expense
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, interest expense, including loss in fair value of derivative financial instruments, was $1,559,000 and $0, respectively. For the year ended December 31, 2010, interest expense was comprised of $942,000 related to interest expense on our mortgage loans payable and derivative financial instruments, $222,000 related to interest expense on our secured revolving credit facility with Bank of America, N.A. in an aggregate maximum principal amount of $25,000,000, or the line of credit, $143,000 related to loss in fair value of our derivative financial instruments, $105,000 related to amortization of deferred financing costs associated with the line of credit, $120,000 related to amortization of deferred financing costs associated with our mortgage loans payable and $27,000 related to amortization of debt discount.
Interest Income
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had interest income of $15,000 and $4,000, respectively, related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering to provide the capital required to purchase real estate and real estate-related investments, net of any indebtedness that we may incur. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and real estate-related investments is obtained primarily from our offering and from any indebtedness that we may incur.

We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and Grubb & Ellis Securities, Inc., or our dealer manager, which during our offering include payments to our advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of our offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Based on the properties owned as of December 31, 2010, we estimate that our expenditures for capital and tenant improvements will require approximately $1,686,000 within the next 12 months. As of December 31, 2010, we had $2,649,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

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
Cash Flows
Cash flows used in operating activities for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $2,881,000 and $40,000, respectively. For the year ended December 31, 2010, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, cash flows used in operating activities primarily related to the payment of general and administrative expenses. We anticipate, although there can be no assurance, that cash flows from operating activities will increase as we purchase additional properties and will further increase subsequent to our acquisition phase when we will no longer be incurring acquisition related expenses.
Cash flows used in investing activities for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $186,342,000 and $0, respectively. For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $182,818,000, restricted cash in the amount of $2,816,000 and the payment of $649,000 in real estate and escrow deposits for the purchase of real estate. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in properties and real estate assets.
Cash flows provided by financing activities for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $181,468,000 and $13,813,000, respectively. For the year ended December 31, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $136,944,000, borrowings on our mortgage loans payable in the amount of $51,110,000, and net borrowings under the line of credit in the amount of $11,800,000, partially offset by the payment of offering costs of $14,442,000 and distributions of $2,087,000. Additional cash outflows related to deferred financing costs of $1,587,000 in connection with debt financings for our acquisitions. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, such cash flows related primarily to funds raised from investors in our offering in the amount of $15,118,000, partially offset by the payment of offering costs of $1,307,000. We anticipate, although there can be no assurance, that cash flows from financing activities will increase in the future as we raise additional funds from investors and incur additional debt to purchase properties.
Distributions
The income tax treatment for distributions reportable for the year ended December 31, 2010 was as follows:

	Year Ended
	December 31, 2010

Ordinary income	$941,000	23.2%
Capital gain	—	—
Return of capital	3,122,000	76.8

	$4,063,000	100%

We began paying distributions in 2010. Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2010, our borrowings were 36.5% of our properties’ combined fair market values.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of March 10, 2011 and December 31, 2010, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Line of Credit
For a discussion of the line of credit, see Note 8, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
REIT Requirements
In order to qualify or maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of December 31, 2010, we had $12,354,000 ($12,332,000, net of discount) of fixed rate debt and $46,294,000 ($45,999,000, net of discount) of variable rate debt outstanding secured by our properties. In addition, we had $11,800,000 outstanding under the line of credit.

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2010, we were in compliance with all such covenants and requirements on our mortgage loans payable and the line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2010, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.31% per annum.
Contractual Obligations
The following table provides information with respect to the maturity and scheduled principal repayment of our mortgage loans payable and the line of credit, as well as interest payments on our mortgage loans payable, line of credit and fixed rate interest rate swap, as of December 31, 2010:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2011)		(2012-2013)	(2014-2015)	(after 2015)	Total

Principal payments — fixed rate debt	$263,000		$4,626,000	$338,000	$7,127,000	$12,354,000
Interest payments — fixed rate debt	745,000		1,208,000	974,000	2,355,000	5,282,000
Principal payments — variable rate debt	12,342,000	(1)	38,953,000	344,000	6,455,000	58,094,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2010)	2,757,000		1,397,000	593,000	25,000	4,772,000
Interest payments — fixed rate interest rate swap (based on rate in effect as of December 31, 2010)	84,000		177,000	168,000	7,000	436,000

Total	$16,191,000		$46,361,000	$2,417,000	$15,969,000	$80,938,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,184,000 ($2,889,000, net of discount) secured by Center for Neurosurgery and Spine as of December 31, 2010, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $3,184,000 principal balance is reflected in the 2011 column above. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $186,000, $321,000, $250,000 and $310,000 in 2011, 2012-2013, 2014-2015 and thereafter, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
We are exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Subsequent Events
For a discussion of subsequent events, see Note 20, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates.
We also may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market adjustment at the end of each reporting period are recognized as an increase or decrease in interest expense in our accompanying consolidated statements of operations. Derivatives are recorded on our accompanying consolidated balance sheets at their fair value of $(453,000).
The table below presents, as of December 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$263,000	$4,457,000	$169,000	$169,000	$169,000	$7,127,000	$12,354,000	$12,496,000
Weighted average interest rate on maturing debt	5.96%	5.88%	6.00%	6.00%	6.00%	6.00%	5.96%	—
Variable rate debt — principal payments	$12,342,000	$38,781,000	$172,000	$172,000	$172,000	$6,455,000	$58,094,000	$58,820,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2010)	4.58%	5.34%	3.16%	3.16%	3.16%	3.16%	4.92%	—
Mortgage loans payable were $58,648,000 ($58,331,000, net of discount) as of December 31, 2010. As of December 31, 2010, we had two fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.36% to 6.00% per annum and a weighted average effective interest rate of 5.12% per annum. As of December 31, 2010, we had $12,354,000 ($12,332,000, net of discount) of fixed rate debt, or 21.1% of mortgage loans payable, at a weighted average effective interest rate of 5.96% per annum and $46,294,000 ($45,999,000, net of discount) of variable rate debt, or 78.9% of mortgage loans payable, at a weighted average effective interest rate of 4.90% per annum. In addition, as of December 31, 2010, we had $11,800,000 outstanding under the line of credit, at a weighted-average interest rate of 5.00% per annum.

As of December 31, 2010, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.31% per annum. $3,184,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $3,184,000 principal balance is reflected in the 2011 column above.
An increase in the variable interest rate on the line of credit and our variable rate mortgage loans payable constitutes a market risk. As of December 31, 2010, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have no effect on our overall annual interest expense as either (1) we have a fixed rate interest rate swap on the variable rate mortgage loan payable or (2) we are paying the minimum interest rates under the applicable agreements whereby a 0.50% increase would still be below the minimum interest rate.
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.
See the index at Part IV, Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	81

Consolidated Balance Sheets as of December 31, 2010 and 2009	82

Consolidated Statements of Operations for the Year Ended December 31, 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	83

Consolidated Statements of Equity for the Year Ended December 31, 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	84

Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	85

Notes to Consolidated Financial Statements	86

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2010 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	115

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

Page
Real Estate and Accumulated Depreciation (Schedule III)	115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Grubb & Ellis Healthcare REIT II, Inc.
We have audited the accompanying consolidated balance sheets of Grubb & Ellis Healthcare REIT II, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Healthcare REIT II, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 10, 2011

GRUBB & ELLIS HEALTHCARE REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,
	2010	2009

ASSETS
Real estate investments:
Operating properties, net	$163,335,000	$—
Cash and cash equivalents	6,018,000	13,773,000
Accounts and other receivables, net	241,000	—
Restricted cash	2,816,000	—
Real estate and escrow deposits	649,000	—
Identified intangible assets, net	28,568,000	—
Other assets, net	2,369,000	36,000

Total assets	$203,996,000	$13,809,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$58,331,000	$—
Line of credit	11,800,000	—
Accounts payable and accrued liabilities	3,356,000	178,000
Accounts payable due to affiliates	840,000	347,000
Derivative financial instruments	453,000	—
Identified intangible liabilities, net	502,000	—
Security deposits, prepaid rent and other liabilities	3,352,000	—

Total liabilities	78,634,000	525,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 15,452,668 and 1,532,268 shares issued and outstanding as of December 31, 2010 and 2009, respectively	154,000	15,000
Additional paid-in capital	137,657,000	13,549,000
Accumulated deficit	(12,571,000)	(281,000)

Total stockholders’ equity	125,240,000	13,283,000
Noncontrolling interests (Note 12)	122,000	1,000

Total equity	125,362,000	13,284,000

Total liabilities and equity	$203,996,000	$13,809,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2010 and for the Period from
January 7, 2009 (Date of Inception) through December 31, 2009

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Revenue:
Rental income	$8,682,000	$—

Expenses:
Rental expenses	2,201,000	—
General and administrative	1,670,000	268,000
Acquisition related expenses	7,099,000	18,000
Depreciation and amortization	3,591,000	—

Total expenses	14,561,000	286,000

Loss from operations	(5,879,000)	(286,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense	(1,416,000)	—
Loss in fair value of derivative financial instruments	(143,000)	—
Interest income	15,000	4,000

Net loss	(7,423,000)	(282,000)

Less: Net (income) loss attributable to noncontrolling interests	(1,000)	1,000

Net loss attributable to controlling interest	$(7,424,000)	$(281,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.99)	$(1.51)

Weighted average number of common shares outstanding — basic and diluted	7,471,184	186,330

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2010 and for the Period from
January 7, 2009 (Date of Inception) through December 31, 2009

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — January 7, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,517,268	15,000	15,103,000	—	—	—	15,118,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	—	30,000
Offering costs	—	—	(1,589,000)	—	—	—	(1,589,000)
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000
Net loss	—	—	—	—	(281,000)	(1,000)	(282,000)

BALANCE — December 31, 2009	1,532,268	15,000	13,549,000	—	(281,000)	1,000	13,284,000
Issuance of common stock	13,724,945	137,000	136,807,000				136,944,000
Offering costs	—	—	(14,785,000)	—	—	—	(14,785,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	208,955	2,000	1,983,000	—	—	—	1,985,000
Repurchase of common stock	(21,000)	—	(210,000)	—	—	—	(210,000)
Amortization of nonvested common stock compensation	—	—	39,000	—	—	—	39,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Contribution from noncontrolling interest	—	—	—	—	—	200,000	200,000
Distribution to noncontrolling interest	—	—	—	—	—	(80,000)	(80,000)
Distributions declared	—	—	—	—	(4,866,000)	—	(4,866,000)
Net (loss) income	—	—	—	—	(7,424,000)	1,000	(7,423,000)

BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000

The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2010 and for the Period from
January 7, 2009 (Date of Inception) through December 31, 2009

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,423,000)	$(282,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs, lease commissions, above/below market, leases, leasehold interests, debt discount and deferred rent receivable)	3,349,000	—
Stock based compensation	54,000	35,000
Bad debt expense	5,000	—
Change in fair value of derivative financial instruments	143,000	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(246,000)	—
Other assets, net	(235,000)	(36,000)
Accounts payable and accrued liabilities	1,735,000	178,000
Accounts payable due to affiliates	129,000	65,000
Prepaid rent and other liabilities	(392,000)	—

Net cash used in operating activities	(2,881,000)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(182,818,000)	—
Capital expenditures	(59,000)	—
Restricted cash	(2,816,000)	—
Real estate and escrow deposits	(649,000)	—

Net cash used in investing activities	(186,342,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	51,110,000	—
Payments on mortgage loans payable	(245,000)	—
Borrowings under the line of credit	76,850,000	—
Payments under the line of credit	(65,050,000)	—
Proceeds from issuance of common stock	136,944,000	15,118,000
Deferred financing costs	(1,587,000)	—
Repurchase of common stock	(210,000)	—
Contribution from sponsor	259,000	—
Contribution from noncontrolling interest to our operating partnership	—	2,000
Distribution to noncontrolling interest	(80,000)	—
Security deposits	6,000	—
Payment of offering costs	(14,442,000)	(1,307,000)
Distributions paid	(2,087,000)	—

Net cash provided by financing activities	181,468,000	13,813,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,755,000)	13,773,000
CASH AND CASH EQUIVALENTS — Beginning of period	13,773,000	—

CASH AND CASH EQUIVALENTS — End of period	$6,018,000	$13,773,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$898,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$407,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$153,000	$—
Mortgage loans payable, net	$7,439,000	$—
Derivative financial instruments	$310,000	$—
Accounts payable and accrued liabilities	$233,000	$—
Security deposits, prepaid rent and other liabilities	$3,738,000	$—

Financing Activities:
Issuance of common stock under the DRIP	$1,985,000	$—
Distributions declared but not paid	$794,000	$—
Accrued offering costs	$625,000	$282,000
Contribution from noncontrolling interest	$200,000	$—
Accrued deferred financing costs	$28,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2010 and for the Period from
January 7, 2009 (Date of Inception) through December 31, 2009
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes for our taxable year ended December 31, 2010.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of 200,000 shares of our common stock for $10.00 per share aggregating at least $2,000,000, or the minimum offering, and a maximum of 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, aggregating up to $3,285,000,000. The United States, or U.S., Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. As of December 31, 2010, we had received and accepted subscriptions in our offering for 15,222,213 shares of our common stock, or $151,862,000, excluding subscriptions from residents of Pennsylvania (who were not admitted as stockholders until January 21, 2011, when we had received and accepted subscriptions aggregating at least $164,250,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires June 1, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.
As of December 31, 2010, we had completed 14 acquisitions comprising 25 buildings and approximately 873,000 square feet (unaudited) of gross leasable area, or GLA, for an aggregate purchase price of $193,442,000.
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

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standard Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2010 and 2009 own a 99.99% general partnership interest therein. Our advisor is a limited partner and as of December 31, 2010 and 2009 owns a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Restricted Cash
Restricted cash is primarily comprised of lender required accounts for property taxes, insurance, capital improvements and tenant improvements which are restricted as to use or withdrawal.
Restricted Cash Held in Escrow
Restricted funds held in escrow of $21,000 as of December 31, 2010 are not included in our assets in our accompanying consolidated balance sheet and consist of funds received from residents of Pennsylvania in connection with subscription agreements to purchase shares of our common stock in connection with our offering. We were required to raise $164,250,000 in our offering, or the funds raised including interest would have been returned to the subscribers. Therefore, as of December 31, 2010, the funds were held in an escrow account and were not released to or available to us until $164,250,000 was raised.
On January 21, 2011, we satisfied the $164,250,000 minimum offering amount required by the State of Pennsylvania in connection with our offering and began accepting subscriptions from Pennsylvania investors.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2010 and 2009, we had $5,000 and $0, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, none of our receivables or deferred rent receivables were directly written off to bad debt expense.
Operating Properties, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 22.0 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.
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

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to be generated to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2010, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data and the fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market value of in-place leases, the value of in-place lease costs, tenant relationships, above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term (including considering the impact of renewal options) and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease (including considering the impact of renewal options). The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The total amount of other intangible assets acquired includes in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in determining these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.
The value of above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above or below market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets. See Note 13, Fair Value of Financial Instruments, for a further discussion.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to add stability to interest expense and to manage our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815, and accordingly, changes in fair value are included as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations.
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
See Note 13, Fair Value of Financial Instruments, for a further discussion.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets, net consist primarily of deferred financing costs, deferred rent receivables, leasing commissions, prepaid expenses and deposits. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations. Leasing commissions are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 12, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2010. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for 2010, we will not benefit from the loss incurred for the year ended December 31, 2009.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in medical office buildings, healthcare-related facilities and commercial office properties. Our investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of our assets have similar economic characteristics, tenants and products and services, our assets have been aggregated into one reportable segment for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications
Acquisition related expenses of $18,000 for the period from January 7, 2009 (Date of Inception) through December 31, 2009 have been reclassified from general and administrative to acquisition related expenses on our accompanying consolidated statement of operations to conform to the current year presentation.
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
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820 to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010 and January 1, 2011, as applicable, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided the applicable disclosures in Note 13, Fair Value of Financial Instruments.
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

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs, or ASU 2010-22. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin, or SAB, 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers. We adopted ASU 2010-22 upon issuance in August 2010. The adoption of ASU 2010-22 did not have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted ASU 2010-29 upon issuance in December 2010 and have provided such pro forma revenue and earnings disclosures in Note 16, Business Combinations. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Land	$14,592,000	$—
Building and improvements	150,813,000	—

	165,405,000	—
Less: accumulated depreciation	(2,070,000)	—

	$163,335,000	$—

Depreciation expense for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $2,070,000 and $0, respectively.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions in 2010
For the year ended December 31, 2010, we completed 14 acquisitions comprising 25 buildings from unaffiliated parties. The aggregate purchase price of these properties was $193,442,000 and we paid $5,329,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2010:

					Mortgage		Acquisition Fee
			Ownership		Loans	Line of	to our Advisor
Property	Property Location	Date Acquired	Percentage	Purchase Price	Payable(1)	Credit(2)	or its Affiliate(3)

Lacombe Medical Office Building	Lacombe, LA	03/05/10	100%	$6,970,000	$—	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	03/31/10	100%	6,500,000	3,341,000	—	179,000
Parkway Medical Center	Beachwood, OH	04/12/10	100%	10,900,000	—	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	04/30/10	100%	8,400,000	4,443,000	—	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	05/27/10	100%	11,000,000	—	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	06/25/10	100%	10,100,000	—	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	06/28/10	100%	6,350,000	—	—	175,000
Pocatello East Medical Office Building	Pocatello, ID	07/27/10	98.75%	15,800,000	—	5,000,000	435,000
Monument Long-Term Acute Care Hospital Portfolio (4)	Cape Girardeau and Joplin, MO and Athens, GA	Various	100%	29,272,000	—	26,800,000	811,000
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	09/16/10	100%	45,000,000	26,810,000	12,900,000	1,238,000
Sylva Medical Office Building	Sylva, NC	11/15/10	100%	11,400,000	—	11,400,000	314,000
Surgical Hospital of Humble	Humble, TX	12/10/10	100%	13,100,000	9,000,000	3,600,000	360,000
Lawton Medical Office Building Portfolio	Lawton, OK	12/22/10	100%	11,550,000	—	9,800,000	318,000
Ennis Medical Office Building	Ennis, TX	12/22/10	100%	7,100,000	—	7,350,000	195,000

Total				$193,442,000	$43,594,000	$76,850,000	$5,329,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Represents borrowings under our secured revolving line of credit as defined in Note 8, with Bank of America, N.A., or Bank of America, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 8, Line of Credit, for a further discussion.

(3)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	The Monument Long-Term Acute Care Hospital Portfolio, or the Monument LTACH Portfolio, consists of four long-term acute care hospitals. As of December 31, 2010, we had acquired three of the four hospitals. The difference in the purchase price of $29,272,000 noted above and the contract purchase price of $29,486,000 is due to the allocation of $214,000 to real estate and escrow deposits as such payments are related to the purchase of the remaining hospital of the Monument LTACH Portfolio. We purchased the remaining hospital of the Monument LTACH Portfolio on January 31, 2011. See Note 20, Subsequent Events — Property Acquisition, for a further discussion.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of December 31, 2010, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions in 2009
We did not complete any acquisitions for the period from January 7, 2009 (Date of Inception) through December 31, 2009.
Proposed Acquisition
In August 2010, we entered into an agreement, as amended or assigned, to purchase the Monument LTACH Portfolio which consists of four long-term acute care hospitals: Cape Girardeau Long-Term Acute Care Hospital located in Cape Girardeau, Missouri, or the Cape property, Joplin Long-Term Acute Care Hospital located in Joplin, Missouri, or the Joplin property, Columbia Long-Term Acute Care Hospital located in Columbia, Missouri or the Columbia property, and Athens Long-Term Acute Care Hospital located in Athens, Georgia, or the Athens property. As of December 31, 2010, we had acquired the Cape property, the Joplin property and the Athens property. On January 31, 2011, we acquired the Columbia property. See Note 20, Subsequent Events — Property Acquisition, for a further discussion.
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

In-place leases, net of accumulated amortization of $1,028,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 11.3 years and 0 years as of December 31, 2010 and 2009, respectively)	$13,245,000	$—
Above market leases, net of accumulated amortization of $121,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 9.6 years and 0 years as of December 31, 2010 and 2009, respectively)	1,795,000	—
Tenant relationships, net of accumulated amortization of $377,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 21.8 years and 0 years as of December 31, 2010 and 2009, respectively)	11,912,000	—
Leasehold interests, net of accumulated amortization of $2,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 62.4 years and 0 years as of December 31, 2010 and 2009, respectively)	1,256,000	—
Master lease, net of accumulated amortization of $95,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 1.6 years and 0 years as of December 31, 2010 and 2009, respectively)	360,000	—

	$28,568,000	$—

Amortization expense for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $1,644,000 and $0, respectively, which included $121,000 and $0, respectively, of amortization recorded against rental income for above market leases and $2,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying consolidated statements of operations.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregated weighted average remaining life of the identified intangible assets is 17.7 years. Estimated amortization expense on the identified intangible assets as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$3,042,000
2012	2,664,000
2013	2,293,000
2014	2,155,000
2015	1,949,000
Thereafter	16,465,000

$28,568,000

5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Deferred financing costs, net of accumulated amortization of $225,000 and $0 as of December 31, 2010 and 2009, respectively	$1,390,000	$—
Lease commissions, net of accumulated amortization of $1,000 and $0 as of December 31, 2010 and 2009, respectively	58,000	—
Deferred rent receivable	576,000	—
Prepaid expenses and deposits	345,000	36,000

	$2,369,000	$36,000

Amortization expense on deferred financing costs and lease commissions for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $226,000 and $0, respectively, of which $225,000 and $0, respectively, of amortization was recorded as interest expense for deferred financing costs in our accompanying consolidated statements of operations.
Estimated amortization expense on deferred financing costs and lease commissions as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$798,000
2012	349,000
2013	68,000
2014	64,000
2015	63,000
Thereafter	106,000

$1,448,000

6. Mortgage Loans Payable, Net
Mortgage loans payable were $58,648,000 ($58,331,000, net of discount) and $0 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had two fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.36% to 6.00% per annum and a weighted average effective interest rate of 5.12% per annum. As of December 31, 2010, we had $12,354,000 ($12,332,000, net of discount) of fixed rate debt, or 21.1% of mortgage loans payable, at a weighted average effective interest rate of 5.96% per annum and $46,294,000 ($45,999,000, net of discount) of variable rate debt, or 78.9% of mortgage loans payable, at a weighted average effective interest rate of 4.90% per annum.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Most of the mortgage loans payable may be prepaid and in some cases subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios and reporting requirements. As of December 31, 2010, we were in compliance with all such requirements.
Mortgage loans payable, net consisted of the following as of December 31, 2010 and 2009:

	Interest		December 31,
Property	Rate(1)	Maturity Date	2010	2009

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,383,000	$—
Pocatello East Medical Office Building	6.00%	10/01/20	7,971,000	—

			12,354,000	—

Variable Rate Debt:
Center for Neurosurgery and Spine (2)	1.36%	08/15/21 (callable)	3,184,000	—
Virginia Skilled Nursing Facility Portfolio (3)	5.50%	03/14/12	26,810,000	—
Surgical Hospital of Humble	5.75%	12/09/11	9,000,000	—
Lawton Medical Office Building Portfolio (4)	3.16%	01/01/16	7,300,000	—

			46,294,000	—

Total fixed and variable rate debt			58,648,000	—
Less: discount			(317,000)	—

Mortgage loans payable, net			$58,331,000	$—

(1)	Represents the per annum interest rate in effect as of December 31, 2010.

(2)	As of December 31, 2010, we had a fixed rate interest rate swap of 6.00% per annum on such variable rate mortgage loan payable, thereby effectively fixing our interest rate over the term of the mortgage loan payable. See Note 7, Derivative Financial Instruments, for a further discussion. The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

(3)	Represents a bridge loan we secured from KeyBank National Association which matures on March 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The maturity date may be extended by one six-month period subject to satisfaction of certain conditions.

(4)	As of December 31, 2010, we had a fixed rate interest rate swap of 4.41% per annum on such variable rate mortgage loan payable, thereby effectively fixing our interest rate from January 1, 2011 through January 1, 2014. See Note 7, Derivative Financial Instruments, for a further discussion. The mortgage loan payable requires monthly principal and interest payments.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The principal payments due on our mortgage loans payable as of December 31, 2010 for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$12,605,000
2012	31,438,000
2013	341,000
2014	341,000
2015	341,000
Thereafter	13,582,000

$58,648,000

7. Derivative Financial Instruments
ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.
As of December 31, 2010, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we recorded $143,000 and $0, respectively, as an increase to interest expense in our accompanying consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of December 31, 2010:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,184,000	one month LIBOR	6.00%	$(372,000)	Swap	08/15/21
7,300,000	one month LIBOR	4.41%	(81,000)	Swap	01/01/14

$10,484,000			$(453,000)

We did not have any derivative financial instruments as of December 31, 2009.
See Note 13, Fair Value of Financial Instruments, for a further discussion of the fair value of our derivative financial instruments.
8. Line of Credit
On July 19, 2010, we entered into a loan agreement with Bank of America, or the Bank of America Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $25,000,000, or the line of credit. The actual amount of credit available under the line of credit at any given time is a function of, and is subject to, certain loan to cost, loan to value and debt service coverage ratios contained in the Bank of America Loan Agreement. The line of credit matures on July 19, 2012 and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.
Any loan made under the line of credit shall bear interest at per annum rates equal to either: (a) the daily floating London Interbank Offered Rate, or LIBOR, plus 3.75%, subject to a minimum interest rate floor of 5.00%; (b) or if the daily floating LIBOR rate is not available, a base rate which means, for any day, a fluctuating rate per annum equal to the highest of: (i) the prime rate for such day plus 3.75% or (ii) the one-month LIBOR rate for such day, if available, plus 3.75%, in either case, subject to a minimum interest rate floor of 5.00%.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (a) minimum liquidity thresholds; (b) a minimum ratio of operating cash flow to fixed charges; (c) a maximum ratio of liabilities to asset value; (d) a maximum distribution covenant; and (e) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the line of credit. As of December 31, 2010, we were in compliance with all such covenants and requirements.
As of December 31, 2010, our aggregate borrowing capacity under the line of credit was $22,600,000 and borrowings under the line of credit totaled $11,800,000. As of December 31, 2010, $10,800,000 remained available under the line of credit. As of December 31, 2009, we had not entered into the line of credit. The weighted-average interest rate of borrowings as of December 31, 2010 was 5.00% per annum. The line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building and Sylva Medical Office Building as of December 31, 2010.
On January 28, 2011, we further secured the line of credit by adding Ennis Medical Office Building located in Ennis, Texas, or the Ennis MOB property, as a secured property, thereby increasing our aggregate borrowing capacity under the line of credit to $25,000,000. See Note 20, Subsequent Events — Line of Credit, for a further discussion.
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Below market leases, net of accumulated amortization of $42,000 and $0 as of December 31, 2010 and 2009, respectively (with a weighted average remaining life of 16.9 years and 0 years as of December 31, 2010 and 2009, respectively)	$502,000	$—
Amortization expense on below market leases for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $42,000 and $0, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying consolidated statements of operations.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense on below market leases as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$82,000
2012	72,000
2013	25,000
2014	17,000
2015	17,000
Thereafter	289,000

$502,000

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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of December 31, 2010 and 2009, our advisor and its affiliates had incurred expenses on our behalf of $2,701,000 and $1,956,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2010 and 2009. To the extent we raise additional funds from our offering, these amounts may become our liability.
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

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $21,321,000 and $1,704,000, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $9,306,000 and $998,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $4,107,000 and $441,000, respectively, in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $1,372,000 and $150,000, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
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
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $5,329,000 and $0, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Development Fee
Our advisor or its affiliates receive, in the event our advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor elects to receive an acquisition fee based on the cost of such development.
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of December 31, 2010 and 2009, such fees and expenses did not exceed 6.0% of the purchase price or total development costs.
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $29,000 and $0, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursement of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations.
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
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $612,000 and $0, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our advisor or its affiliates. Our advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our advisor, or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our advisor or its affiliates, we will pay our advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our advisor or its affiliates with respect to the same property.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $245,000 and $0, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, our advisor or its affiliates incurred on our behalf $46,000 and $0, respectively, in payroll for on-site personnel and engineering, which is included in rental expenses in our accompanying consolidated statements of operations.
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
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $59,000 and $0, respectively, in lease fees to our advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $21,000 and $0, respectively, in construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying consolidated balance sheets.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended December 31, 2010, our operating expenses exceeded this limitation by $40,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.1% and (46.9)%, respectively, for the 12 months ended December 31, 2010. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in October 2009. We purchased our first property in March 2010. At this early stage of our operations, our general and administrative expenses are relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended December 31, 2010, given the costs of operating a public company and the early stage of our operations.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $25,000 and $56,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.
Related Party Services Agreement
We entered into a services agreement, effective September 21, 2009, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for transfer agent and investor services. The Transfer Agent Services Agreement has an initial one-year term and shall thereafter automatically be renewed for successive one-year terms. Since our transfer agent is an affiliate of our advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated third party for similar services. The Transfer Agent Services Agreement requires our transfer agent to provide us with a 180 day advance written notice for any termination, while we have the right to terminate upon 60 days advance written notice.
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred expenses of $111,000 and $59,000, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Grubb & Ellis Equity Advisors incurred expenses of $53,000 and $7,000, respectively, for subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred expenses of $59,000 and $0, respectively, for internal controls compliance services our advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any disposition fees to our advisor or its affiliates.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (1) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (2) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (1) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our advisor.
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
As of December 31, 2010 and 2009, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Fees Payable Upon Internalization of the Advisor
Prior to June 1, 2010, to the extent that our board of directors determined that it was in the best interests of our stockholders to internalize (acquire from our advisor) any management functions provided by our advisor, the compensation payable to our advisor for such specific internalization would be negotiated and agreed upon by our independent directors and our advisor. Effective June 1, 2010, we amended the Advisory Agreement to eliminate any compensation or remuneration payable by us or our operating partnership to our advisor or any of its affiliates in connection with any internalization of the management functions provided by our advisor in the future. However, this amendment is not intended to limit any other compensation or distributions that we or our operating partnership may pay our advisor in accordance with the Advisory Agreement or any other agreement, including but not limited to the agreement of limited partnership of our operating partnership.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of December 31, 2010 and 2009:

	December 31,
Fee	2010	2009

Selling commissions and dealer manager fees	$539,000	$132,000
Asset and property management fees	166,000	—
Offering costs	86,000	150,000
Construction management fees	21,000	—
Operating expenses	16,000	65,000
On-site personnel and engineering payroll	7,000	—
Lease commissions	5,000	—

	$840,000	$347,000

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of December 31, 2010 and 2009, no shares of preferred stock were issued and outstanding.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through December 31, 2010, we issued 15,222,213 shares of our common stock in connection with our offering and 208,955 shares of our common stock pursuant to the DRIP, and we had also repurchased 21,000 shares of our common stock under our share repurchase plan. As of December 31, 2010 and 2009, we had 15,452,668 and 1,532,268 shares of our common stock issued and outstanding.
Noncontrolling Interests
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of December 31, 2010 and 2009, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of December 31, 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, $1,985,000 and $0, respectively, in distributions were reinvested and 208,955 and zero shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2010 and 2009, a total of $1,985,000 and $0, respectively, in distributions were reinvested and 208,955 and zero shares of our common stock, respectively, were issued pursuant to the DRIP.
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
Under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. In order to effect the repurchase of shares of our common stock held for less than one year due to the death of a stockholder or a stockholder with a qualifying disability, we must receive written notice within one year after the death of the stockholder or the stockholder’s qualifying disability, as applicable. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we repurchased 21,000 shares of our common stock for an aggregate of $210,000 and zero shares of our common stock for an aggregate of $0, respectively. As of December 31, 2010 and 2009, we had repurchased 21,000 shares of our common stock for an aggregate amount of $210,000 and zero shares of our common stock for an aggregate amount of $0, respectively.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we recognized compensation expense of $54,000 and $35,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010 and 2009, there was $136,000 and $115,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.06 years.
As of December 31, 2010 and 2009, the fair value of the nonvested shares of restricted common stock was $150,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2010 and 2009, and the changes for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, is presented below:

		Weighted
	Restricted	Average Grant
	Common Stock	Date Fair Value

Balance — January 7, 2009 (Date of Inception)	—	$—
Granted	15,000	10.00
Vested	(3,000)	10.00
Forfeited	—	—

Balance — December 31, 2009	12,000	10.00
Granted	7,500	10.00
Vested	(4,500)	10.00
Forfeited	—	—

Balance — December 31, 2010	15,000	$10.00

Expected to vest — December 31, 2010	15,000	$10.00

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

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for
	Identical Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1 )	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instruments	$—	$453,000	$—	$453,000

Total liabilities at fair value	$—	$453,000	$—	$453,000

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010.
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheets. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the line of credit.
We consider the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and the line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2010, the fair value of the mortgage loans payable were $59,246,000 compared to the carrying value of $58,331,000. The fair value of the line of credit as of December 31, 2010 was $12,070,000, compared to a carrying value of $11,800,000. We did not have any mortgage loans payable or the line of credit as of December 31, 2009.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Tax Treatment of Distributions
The income tax treatment for distributions reportable for the year ended December 31, 2010 was as follows:

	Year Ended
	December 31, 2010

Ordinary income	$941,000	23.2%
Capital gain	—	—
Return of capital	3,122,000	76.8

	$4,063,000	100%

We began paying distributions in 2010. Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
15. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2025 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount

2011	$17,894,000
2012	17,519,000
2013	17,043,000
2014	16,664,000
2015	16,050,000
Thereafter	117,802,000

$202,972,000

16. Business Combinations
For the year ended December 31, 2010, we completed 14 acquisitions comprising 25 buildings and 873,000 square feet (unaudited) of GLA. The aggregate purchase price was $193,442,000, plus closing costs and acquisition fees of $6,647,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the dates of acquisition and the amount of financing initially incurred or assumed in connection with such acquisition.
Results of operations for the property acquisitions are reflected in our accompanying consolidated statements of operations for the year ended December 31, 2010 for the periods subsequent to the acquisition dates. For the period from the acquisition date through December 31, 2010, we recognized the following amounts of revenues and net income (loss) for the property acquisitions:

Property	Revenues	Net income (loss)

Lacombe Medical Office Building	$675,000	$200,000
Center for Neurosurgery and Spine	$625,000	$(194,000)
Parkway Medical Center	$1,270,000	$48,000
Highlands Ranch Medical Pavilion	$810,000	$(56,000)
Muskogee Long-Term Acute Care Hospital	$646,000	$331,000
St. Vincent Medical Office Building	$750,000	$(31,000)
Livingston Medical Arts Pavilion	$446,000	$143,000
Pocatello East Medical Office Building	$850,000	$150,000
Monument Long-Term Acute Care Hospital Portfolio	$966,000	$557,000
Virginia Skilled Nursing Facility Portfolio	$1,363,000	$277,000
Sylva Medical Office Building	$152,000	$46,000
Surgical Hospital of Humble	$73,000	$(11,000)
Lawton Medical Office Building Portfolio	$33,000	$(54,000)
Ennis Medical Office Building	$23,000	$9,000

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of our 14 acquisitions at the time of acquisition is shown below:

		Center for				St. Vincent	Livingston
	Lacombe Medical	Neurosurgery and	Parkway Medical	Highlands Ranch	Muskogee Long-Term	Medical Office	Medical Arts
	Office Building	Spine	Center	Medical Pavilion	Acute Care Hospital	Building	Pavilion

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000	$1,568,000	$—
Building and improvements	5,438,000	4,689,000	7,192,000	5,444,000	8,314,000	6,746,000	4,976,000
In-place leases	512,000	575,000	969,000	668,000	897,000	741,000	519,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000	964,000	312,000
Leasehold interest	—	—	—	—	—	—	149,000
Master lease	—	—	—	—	—	—	—
Above market leases	—	327,000	97,000	27,000	—	106,000	473,000

Total assets acquired	6,817,000	6,495,000	10,896,000	8,372,000	10,985,000	10,125,000	6,429,000

Mortgage loans payable, net	—	(3,025,000)	—	(4,414,000)	—	—	—
Below market leases	—	—	(41,000)	—	—	(50,000)	(80,000)
Derivative financial instrument	—	(310,000)	—	—	—	—	—
Other liabilities	—	—	—	—	—	—	—

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—	(50,000)	(80,000)

Net assets acquired	$6,817,000	$3,160,000	$10,855,000	$3,958,000	$10,985,000	$10,075,000	$6,349,000

	Pocatello East	Monument Long-	Virginia Skilled			Lawton Medical
	Medical Office	Term Acute Care	Nursing Facility	Sylva Medical Office	Surgical Hospital of	Office Building	Ennis Medical
	Building	Hospital Portfolio	Portfolio	Building	Humble	Portfolio	Office Building

Land	$—	$3,772,000	$4,405,000	$—	$719,000	$—	$467,000
Building and improvements	14,319,000	22,065,000	37,709,000	9,116,000	10,413,000	8,440,000	5,486,000
In-place leases	672,000	2,351,000	2,837,000	845,000	1,287,000	834,000	586,000
Tenant relationships	554,000	1,083,000	2,449,000	528,000	681,000	460,000	503,000
Leasehold interest	—	—	—	347,000	—	762,000	—
Master lease	455,000	—	—	—	—	—	—
Above market leases	—	—	—	—	—	830,000	56,000

Total assets acquired	16,000,000	29,271,000	47,400,000	10,836,000	13,100,000	11,326,000	7,098,000

Mortgage loans payable, net	—	—	—	—	—	—	—
Below market leases	—	—	—	—	—	(373,000)	—
Derivative financial instrument	—	—	—	—	—	—	—
Other liabilities	—	—	(2,400,000)	—	—	—	—

Total liabilities assumed	—	—	(2,400,000)	—	—	(373,000)	—

Net assets acquired	$16,000,000	$29,271,000	$45,000,000	$10,836,000	$13,100,000	$10,953,000	$7,098,000

Assuming the property acquisitions discussed above had occurred on January 7, 2009 (Date of Inception), for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Revenues	$22,200,000	$20,893,000
Net loss	$2,143,000	$894,000
Net loss attributable to controlling interest	$2,142,000	$891,000
Net loss per common share attributable to controlling interest — basic and diluted	$0.15	$0.06
The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 7, 2009 (Date of Inception). In addition, as acquisition related expenses related to the 14 acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred on January 7, 2009 (Date of Inception), nor are they necessarily indicative of future operating results.
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2010 and 2009, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of December 31, 2010, we owned properties in four states for which each state accounted for 10.0% or more of our annualized base rent. Virginia accounted for 23.6% of annualized base rent, Ohio accounted for 16.0% of annualized base rent, Texas accounted for 13.0% of annualized base rent and Oklahoma accounted for 10.7% of annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as follows:

		Percentage of		GLA
	Annualized	Annualized		(Square Feet)	Lease Expiration
Tenant	Base Rent(1)	Base Rent	Property	(unaudited)	Date

Landmark Holdings of Missouri, LLC	$2,620,000	14.4%	Monument Long-Term Acute Care Hospital Portfolio	85,000	10/31/25
Kissito Healthcare	$2,249,000	12.4%	Virginia Skilled Nursing Facility Portfolio	144,000	01/31/25
Laurel Health Care Company	$2,034,000	11.2%	Virginia Skilled Nursing Facility Portfolio	88,000	various - 2016 to 2025

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not own any properties.
18. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2010 and 2009, there were 15,000 and 12,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
19. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenues	$4,672,000	$2,807,000	$1,142,000	$61,000
Expenses	(5,371,000)	(5,341,000)	(2,981,000)	(868,000)

Loss from operations	(699,000)	(2,534,000)	(1,839,000)	(807,000)
Other income (expense)	(932,000)	(396,000)	(220,000)	4,000

Net loss	(1,631,000)	(2,930,000)	(2,059,000)	(803,000)

Less: Net income attributable to noncontrolling interests	—	(1,000)	—	—

Net loss attributable to controlling interest	$(1,631,000)	$(2,931,000)	$(2,059,000)	$(803,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.13)	$(0.34)	$(0.37)	$(0.30)

Weighted average number of common shares outstanding — basic and diluted	12,765,174	8,745,255	5,558,762	2,690,794

				Period from
				January 7, 2009
				(Date of Inception)
	Quarters Ended			through
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Revenues	$—	$—	$—	$—
Expenses	(224,000)	(62,000)	—	—

Loss from operations	(224,000)	(62,000)	—	—
Other income	4,000	—	—	—

Net loss	(220,000)	(62,000)	—	—

Less: Net loss attributable to noncontrolling interest	1,000	—	—	—

Net loss attributable to controlling interest	$(219,000)	$(62,000)	$—	$—

Net loss per common share attributable to controlling interest — basic and diluted	$(0.32)	$(3.10)	$—	$—

Weighted average number of common shares outstanding — basic and diluted	675,136	20,000	20,000	13,333

GRUBB & ELLIS HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Subsequent Events
Status of our Offering
On January 21, 2011, we satisfied the $164,250,000 minimum offering amount required by the State of Pennsylvania in connection with our offering and began accepting subscriptions from Pennsylvania investors.
As of February 28, 2011, we had received and accepted subscriptions in our offering for 18,559,580 shares of our common stock, or $185,142,000, excluding shares of our common stock issued pursuant to the DRIP.
Line of Credit
On January 28, 2011, we further secured the line of credit by adding the Ennis MOB property to the collateral pool of properties securing the line of credit. We acquired the Ennis MOB property on December 22, 2010. As a result of adding the Ennis MOB property to the collateral pool of properties securing the line of credit, our borrowing capacity under the line of credit increased from $22,600,000 to $25,000,000.
Share Repurchases
In January 2011, we repurchased 8,500 shares of our common stock, for an aggregate amount of $79,000, under our share repurchase plan.
Property Acquisition
Columbia Long-Term Acute Care Hospital
On January 31, 2011, we purchased the Columbia property, the fourth hospital comprising the Monument LTACH Portfolio, from an unaffiliated party for a contract purchase price of $12,209,000, plus closing costs. The Columbia property is a one-story long-term acute care hospital facility comprising approximately 31,000 square feet of GLA. We financed the purchase price of the Columbia property using $11,000,000 in borrowings under the line of credit and proceeds from our offering. In connection with the acquisition, we paid an acquisition fee of $336,000, or 2.75% of the purchase price, to Grubb & Ellis Equity Advisors.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2010

					Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
							Cost Capitalized				Accumulated
						Buildings and	Subsequent to		Buildings and	Total	Depreciation	Date of
Description		Encumbrances			Land	Improvements	Acquisition	Land	Improvements	(c)	(e)(f)	Construction	Date Acquired
Lacombe Medical Office Building (Medical Office)	Lacombe, LA	$	(a	)	$409,000	$5,438,000	$20,000	$409,000	$5,458,000	$5,867,000	$(165,000)	2004	03/05/10
Center for Neurosurgery and Spine (Medical Office)	Sartell, MN		3,184,000		319,000	4,689,000	6,000	319,000	4,695,000	5,014,000	(177,000)	2006	03/31/10
Parkway Medical Center (Medical Office)	Beachwood, OH		(a	)	1,320,000	7,192,000	28,000	1,320,000	7,220,000	8,540,000	(289,000)	1972,1987	04/12/10
Highlands Ranch Medical Pavilion (Medical Office)	Highlands Ranch, CO		4,383,000		1,234,000	5,444,000	83,000	1,234,000	5,527,000	6,761,000	(167,000)	1999	04/30/10
Muskogee Long-Term Acute Care Hospital (Hospital)	Muskogee, OK		—		379,000	8,314,000	—	379,000	8,314,000	8,693,000	(178,000)	2006	05/27/10
St. Vincent Medical Office Building (Medical Office)	Cleveland, OH		(a	)	1,568,000	6,746,000	10,000	1,568,000	6,756,000	8,324,000	(190,000)	1985	06/25/10
Livingston Medical Arts Pavilion (Medical Office)	Livingston, TX		(a	)	—	4,976,000	—	—	4,976,000	4,976,000	(105,000)	2007	06/28/10
Pocatello East Medical Office Building (Medical Office)	Pocatello, ID		7,971,000		—	14,319,000	—	—	14,319,000	14,319,000	(168,000)	2007	07/27/10
Monument Long-Term Acute Care Hospital Portfolio
	Cape Girardeau, MO		—		799,000	6,268,000	—	799,000	6,268,000	7,067,000	(91,000)	2006	08/12/10
	Joplin, MO		—		995,000	6,908,000	—	995,000	6,908,000	7,903,000	(86,000)	2007	08/31/10
	Athens, GA		—		1,978,000	8,889,000	—	1,978,000	8,889,000	10,867,000	(52,000)	2008	10/29/10
Virginia Skilled Nursing Facility Portfolio (Skilled Nursing)			26,810,000
	Charlottesville, VA		(b	)	829,000	9,175,000	—	829,000	9,175,000	10,004,000	(78,000)	2004	09/16/10
	Bastian, VA		(b	)	217,000	2,546,000	—	217,000	2,546,000	2,763,000	(28,000)	1989	09/16/10
	Lebanon, VA		(b	)	359,000	3,917,000	—	359,000	3,917,000	4,276,000	(35,000)	1990	09/16/10
	Fincastle, VA		—		302,000	3,147,000	—	302,000	3,147,000	3,449,000	(34,000)	1990	09/16/10
	Low Moor, VA		(b	)	655,000	6,817,000	—	655,000	6,817,000	7,472,000	(53,000)	1989	09/16/10
	Midlothian, VA		(b	)	1,840,000	9,991,000	—	1,840,000	9,991,000	11,831,000	(82,000)	1991	09/16/10
	Hot Springs, VA		—		203,000	2,116,000	—	203,000	2,116,000	2,319,000	(24,000)	1990	09/16/10
Sylva Medical Office Building (Medical Office)	Sylva, NC		(a	)	—	9,116,000	196,000	—	9,312,000	9,312,000	(43,000)	2010	11/15/10
Surgical Hospital of Humble (Hospital)	Humble, TX		9,000,000		719,000	10,413,000	—	719,000	10,413,000	11,132,000	(25,000)	2000/2010	12/10/10
Lawton Medical Office Building Portfolio (Medical Office)	Lawton, OK		7,300,000		—	8,440,000	123,000	—	8,563,000	8,563,000	—	1985/2008	12/22/10
Ennis Medical Office Building (Medical Office)	Ennis, TX		—		467,000	5,486,000	—	467,000	5,486,000	5,953,000	—	2008	12/22/10

			$58,648,000		$14,592,000	$150,347,000	$466,000	$14,592,000	$150,813,000	$165,405,000	$(2,070,000)

(a)	As of December 31, 2010, our secured revolving line of credit with Bank of America, N.A. with an aggregate maximum principal amount of $25,000,000 is secured by Lacombe Medical Office Building, Parkway Medical Center, St. Vincent Medical Office Building, Livingston Medical Arts Pavilion and Sylva Medical Office Building. As of December 31, 2010, our borrowing capacity was $22,600,000 and borrowings totaled $11,800,000.

(b)	Virginia Skilled Nursing Facility Portfolio consists of seven skilled nursing facilities. As of December 31, 2010, a mortgage loan payable in the amount of $26,810,000 was secured by five of the skilled nursing facilities.

GRUBB & ELLIS HEALTHCARE REIT II, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2010

(c)	The changes in total real estate for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are as follows:

Amount

Balance as of January 7, 2009 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—

Balance as of December 31, 2009	—
Acquisitions	164,939,000
Additions	466,000
Dispositions	—

Balance as of December 31, 2010	$165,405,000

(d)	For federal income tax purposes, the aggregate cost of our properties is $199,026,000.

(e)	The changes in accumulated depreciation for the year ended December 31, 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are as follows:

Amount

Balance as of January 7, 2009 (Date of Inception)	$—
Additions	—
Dispositions	—

Balance as of December 31, 2009	—
Additions	(2,070,000)
Dispositions	—

Balance as of December 31, 2010	$(2,070,000)

(f)	The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 22.0 years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Healthcare REIT II, Inc. (Registrant)

By	/s/ Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board

Jeffrey T. Hanson
Date: March 10, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffrey T. Hanson Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board (principal executive officer)

Date: March 10, 2011

By	/s/ Shannon K S Johnson Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 10, 2011

By	/s/ Danny Prosky Danny Prosky	President, Chief Operating Officer and Director

Date: March 10, 2011

By	/s/ Patrick R. Leardo Patrick R. Leardo	Director

Date: March 10, 2011

By	/s/ Gerald W. Robinson Gerald W. Robinson	Director

Date: March 10, 2011

By	/s/ Gary E. Stark Gary E. Stark	Director

Date: March 10, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-158111) filed December 1, 2010 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-158111) filed December 1, 2010 and incorporated herein by reference)

4.4
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-158111) filed December 1, 2010 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP (included as Exhibit 10.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

10.2
Amended and Restated Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Grubb & Ellis Healthcare REIT II Advisor, LLC, dated June 1, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.3
Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

10.4
Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)

10.5
Form of Restricted Stock Award Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 26, 2009 and incorporated herein by reference)

10.6
Real Estate Purchase Agreement and Escrow Instructions between Grubb & Ellis Equity Advisors, LLC and Stingray Properties, LLC and Crystal Blue Properties, LLC, Sylvan Holdings, LLC and Dr. Samuel Elghoran, dated January 7, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 8, 2010 and incorporated herein by reference)

10.7
Assignment and Assumption of Real Estate Purchase and Sale Agreement between Grubb & Ellis Equity Advisors, LLC and G&E Healthcare REIT II Sartell MOB, LLC, dated January 7, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 8, 2010 and incorporated herein by reference)

10.8
Purchase and Sale Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC and Highlands Ranch Medical Pavilion, LLC, dated January 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2010 and incorporated herein by reference)

10.9
Purchase and Sale Agreement between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC, dated January 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2010 and incorporated herein by reference)

10.10
Real Estate Purchase Agreement between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC, dated February 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 12, 2010 and incorporated herein by reference)

10.11
First Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated February 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 12, 2010 and incorporated herein by reference)

10.12
First Amendment to Real Estate Purchase Agreement and Escrow Instructions between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC and First American Title Insurance Company, dated February 19, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 24, 2010 and incorporated herein by reference)

10.13
First Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated February 23, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2010 and incorporated herein by reference)

10.14
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions between G&E HC REIT II Lacombe MOB, LLC and CC Lacombe, LLC and First American Title Insurance Company, dated February 26, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference)

10.15
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 1, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 4, 2010 and incorporated herein by reference)

10.16
Third Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 5, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 11, 2010 and incorporated herein by reference)

10.17
Second Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated March 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 16, 2010 and incorporated herein by reference)

10.18
Fourth Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor and First American Title Insurance Company, dated March 19, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2010 and incorporated herein by reference)

10.19
Performance of Loan Obligations and Indemnity Agreement between G&E Healthcare REIT II Sartell MOB, LLC, G&E Healthcare REIT II, Inc., Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, and Dr. Samuel Elghor, dated March 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.20
Replacement Reserve Agreement between G&E Healthcare REIT II Sartell MOB, LLC and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.21
Mortgage, Security Agreement and Assignment of Rents and Leases between G&E Healthcare REIT II Sartell MOB, LLC and Stingray Properties, LLC, dated March 31, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.22
Subordination Agreement (Mortgage) between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.23
Modification of Third-Party Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, between ) G&E Healthcare REIT II Sartell MOB, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.24
Consent and Assumption Agreement between G&E Healthcare REIT II Sartell MOB, LLC, Stingray Properties, LLC, and Wells Fargo Bank, N.A., dated March 31, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.25
Bill of Sale, Assignment and Assumption of Leases and Contracts between G&E Healthcare REIT II Sartell MOB, LLC and Stingray Properties, LLC, dated March 31, 2010 (included as Exhibit 10.7 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.26
Construction Loan Note of Stingray Properties, LLC in favor of Wells Fargo Bank, N.A., dated September 16, 2005 (included as Exhibit 10.8 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.27
Construction Term Loan Agreement between Stingray Properties, LLC and Wells Fargo Bank, N.A., effective September 16, 2005 (included as Exhibit 10.9 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.28
Note Modification Agreement between Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor, Gary Verkinnes, Dr. Hector Ho, Dr. Jeffrey Gerdes, Ronald Berg and Wells Fargo Bank, N.A., effective July 1, 2006 (included as Exhibit 10.10 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.29
Second Note Modification Agreement between Stingray Properties, LLC, Crystal Blue Properties, LLC, Sylvan Holdings, LLC, Dr. Samuel Elghor, Gary Verkinnes, Dr. Hector Ho, Dr. Jeffrey Gerdes, Ronald Berg and Wells Fargo Bank, N.A., effective August 15, 2006 (included as Exhibit 10.11 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.30
Interest Rate Master Agreement between Stingray Properties LLC and Wells Fargo Bank, N.A., dated August 26, 2005 (included as Exhibit 10.12 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.31
Confirmation between Stingray Properties, LLC and Wells Fargo Bank, N.A., dated August 26, 2005 (included as Exhibit 10.13 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.32
Amended and Restated Confirmation between Stingray Properties, LLC and Wells Fargo Bank, N.A., dated July 28, 2006 (included as Exhibit 10.14 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.33
Third-Party Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents between Sylvan Holdings, LLC and Wells Fargo Bank, N.A., dated September 16, 2005 (included as Exhibit 10.15 to our Current Report on Form 8-K filed April 6, 2010 and incorporated herein by reference)

10.34
Third Amendment to Purchase Agreement and Escrow Instructions between G&E HC REIT II Parkway Medical Center, LLC and Parkway Medical Center, LLC and Resource Title Agency, dated April 7, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 13, 2010 and incorporated herein by reference)

10.35
First Amendment to Purchase and Sale Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC and HRMED, LLC, dated April 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2010 and incorporated herein by reference)

10.36
Consent and Assumption Agreement between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC, Grubb & Ellis Healthcare REIT II, Inc., HRMED, LLC, William Scott Reichenberg, Neil Littmann and Wells Fargo Bank, N.A. (f/k/a Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1, whose master servicer is Midland Loan Services, Inc., dated April 30, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.37
Assignment of Management Agreement and Subordination of Management Fees between G&E HC REIT II Highlands Ranch Medical Pavilion, LLC, Grubb & Ellis Healthcare REIT II, Inc., to Wells Fargo Bank, N.A. (f/k/a Wells Fargo Bank Minnesota, N.A.), as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1, whose master servicer is Midland Loan Services, Inc., and consented to by Grubb & Ellis Equity Advisors, Property Management, Inc., dated April 30, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.38
Promissory Note between HRMED, LLC and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.39
Deed of Trust and Security Agreement entered into by HRMED, LLC for the benefit of Column Financial, Inc., dated October 18, 2002 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.40
Assignment of Leases and Rents by HRMED, LLC and Column Financial, Inc., dated October 17, 2002 and effective as of October 18, 2002 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.41
Indemnity and Guaranty Agreement between William Scott Reichenberg and Neil Littmann and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.42
Hazardous Substances Indemnity Agreement between HRMED, LLC between William Scott Reichenberg and Neil Littmann and Column Financial, Inc., dated as of October 18, 2002 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 6, 2010 and incorporated herein by reference)

10.43
Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and Muskogee LTACH, LLC, dated April 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.44
First Amendment to Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and Muskogee LTACH, LLC, dated May 17, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.45
Assignment and Assumption of Contract of Purchase and Sale entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Muskogee LTACH, LLC, dated May 27, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 1, 2010 and incorporated herein by reference)

10.46
Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP and First American Title Insurance Company, dated May 25, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.47
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP and First American Title Insurance Company, dated June 21, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.48
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and Vincent MBL Investors, LP, dated June 22, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.49
Assignment and Assumption of Purchase Agreement and Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II St. Vincent MOB, LLC, dated June 25, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

10.50
Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated April 27, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.51
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated May 27, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.52
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC, and CNL Retirement DAS Pocatello ID, LP, dated June 8, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.53
Assignment and Assumption of Purchase Agreement and Escrow Instructions entered into by Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Pocatello MOB, LLC, dated June 30, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 7, 2010 and incorporated herein by reference)

10.54
Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.55
Credit Agreement between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.56
Guaranty Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.57
Ownership Interests Pledge and Security Agreement by Grubb & Ellis Healthcare REIT II Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.58
Environmental Indemnity Agreement between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.59
Collateral Assignment of Management Contract between G&E HC REIT II Lacombe MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Property One, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.60
Collateral Assignment of Management Contract between G&E HC REIT II Parkway Medical Center, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., The King Group Realty, Inc. and Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.61
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Parkway Medical Center, LLC in favor of Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.8 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.62
Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Lacombe MOB, LLC in favor of Bank of America, N.A., dated July 19, 2010 (included as Exhibit 10.9 to our Current Report on Form 8-K filed July 23, 2010 and incorporated herein by reference)

10.63
Third Amendment to Agreement for the Purchase and Sale of Real Property between G&E HC REIT II Pocatello MOB, LLC and CBL Retirement DAS Pocatello ID, LP, dated July 27, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2010 and incorporated herein by reference)

10.64
Amended and Restated Limited Liability Company Agreement of G&E HC REIT II Pocatello MOB JV, LLC between Pocatello Medical Office Partners, LLC and Grubb & Ellis Healthcare REIT II Holdings, LP, dated July 27, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 2, 2010 and incorporated herein by reference)

10.65
Agreement for Purchase and Sale of Real Property by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments of Cape Girardeau, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated June 18, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.66
First Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated July 22, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.67
Second Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC and White Oaks Real Estate Investments, LLC, White Oaks Real Estate Investments of Joplin, LLC, White Oaks Real Estate Investments of Columbia, LLC and White Oaks Real Estate Investments of Georgia, LLC, dated July 28, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.68
Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Monument LTACH Portfolio, LLC, dated August 12, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.69
Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Cape Girardeau LTACH, LLC, dated August 12, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed August 18, 2010 and incorporated herein by reference)

10.70
Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Joplin LTACH, LLC, dated August 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 7, 2010 and incorporated herein by reference)

10.71
Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated June 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.72
First Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated July 21, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.73
Second Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated July 28, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.74
Third Amendment to Purchase and Sale Agreement by and between Grubb & Ellis Equity Advisors, LLC, CLC RE, LLC, Alembarle Health Investors, LLC, James R. Smith and James R. Pietrzak, dated August 27, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.75
Form of Assignment and Assumption of Purchase Agreement by and between Grubb & Ellis Equity Advisors, LLC and G&E HC REIT II Bastian SNF, LLC, dated September 16, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.76
Promissory Note by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.77
Loan Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.7 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.78
Environmental and Hazardous Substances Indemnity Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.8 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.79
Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Bastian SNF, LLC in favor of KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.9 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.80
Form of Assignment of Rents and Leases by and between G&E HC REIT II Bastian SNF, LLC and KeyBank National Association, dated September 16, 2010 (included as Exhibit 10.10 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.81
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Livingston MOB, LLC in favor of Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.82
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.83
Collateral Assignment of Management Contract between G&E HC REIT II Livingston MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Promed Management Services, Inc. and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.84
Collateral Assignment of Management Contract between G&E HC REIT II St. Vincent Cleveland MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc. and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.85
Joinder to Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.86
Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC and Bank of America, N.A., dated September 15, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.87
Promissory Note by G&E HC REIT II Pocatello MOB, LLC, in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.88
Environmental Indemnity Agreement by and between G&E HC REIT II Pocatello MOB, LLC and Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.89
Guaranty of Non-Recourse Carve Outs by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.90
Escrow and Pledge Agreement by and between G&E HC REIT II Pocatello MOB, LLC, Sun Life Assurance Company of Canada and Westcap Corporation, dated September 16, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.91
Assignment of Leases and Rents by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.92
Leasehold Deed of Trust, Security Agreement and Fixture Filing by Grubb & Ellis Healthcare REIT II, Inc. in favor of Sun Life Assurance Company of Canada, dated September 16, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed September 20, 2010 and incorporated herein by reference)

10.93
Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Athens LTACH, LLC, dated October 29, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 4, 2010 and incorporated herein by reference)

10.94
Leasehold Deed Of Trust, Assignment Of Leases And Rents, Security Agreement and Fixture Filing by G&E HC REIT II Sylva MOB, LLC in favor of Bank of America, N.A., dated November 15, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 19, 2010 and incorporated herein by reference)

10.95
Collateral Assignment of Management Contract between G&E HC REIT II Sylva MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc. and Bank of America, N.A., dated November 15, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed November 19, 2010 and incorporated herein by reference)

10.96
Joinder to Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC and Bank of America, N.A., dated November 15, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed November 19, 2010 and incorporated herein by reference)

10.97
Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC and Bank of America, N.A., dated November 15, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed November 19, 2010 and incorporated herein by reference)

10.98
Promissory Note by G&E HC REIT II Surgical Hospital of Humble, LLC in favor of American Momentum Bank, dated December 9, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 15, 2010 and incorporated herein by reference)

10.99
Loan Agreement by and between G&E HC REIT II Surgical Hospital of Humble, LLC, Grubb & Ellis Healthcare REIT II, Inc. and American Momentum Bank, dated December 9, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed December 15, 2010 and incorporated herein by reference)

10.100
Guaranty Agreement by and between Grubb & Ellis Healthcare REIT II, Inc. and American Momentum Bank, dated December 9, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed December 15, 2010 and incorporated herein by reference)

10.101
Assignment of Rents, Leases and Other Benefits by G&E HC REIT II Surgical Hospital of Humble, LLC in favor of American Momentum Bank, dated December 9, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed December 15, 2010 and incorporated herein by reference)

10.102
Deed of Trust by Grubb & Ellis Healthcare REIT II, Inc. in favor of American Momentum Bank, dated December 9, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed December 15, 2010 and incorporated herein by reference)

10.103
Secured Promissory Note by G&E HC REIT II Lawton MOB Portfolio, LLC in favor of U.S. Bank National Association, dated December 23, 2010 and effective as of December 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

10.104
Loan Agreement by and between G&E HC REIT II Lawton MOB Portfolio, LLC and U.S. Bank National Association, dated December 23, 2010 and effective as of December 28, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

10.105
Unsecured Environmental Indemnity Agreement by and between G&E HC REIT II Lawton MOB Portfolio, LLC, Grubb & Ellis Healthcare REIT II, Inc. and U.S. Bank National Association, dated December 23, 2010 and effective as of December 28, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

10.106
Repayment Guaranty Agreement by and between Grubb & Ellis Healthcare REIT II, Inc. and U.S. Bank National Association, dated December 23, 2010 and effective as of December 28, 2010 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

10.107
Mortgage with Assignment of Leases and Rents, Security Agreement and Fixture Filing in favor of in favor of U.S. Bank National Association, dated December 23, 2010 and effective as of December 28, 2010 (included as Exhibit 10.5 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

10.108
International Swap Dealers Association, Inc. Master Agreement by and between by G&E HC REIT II Lawton MOB Portfolio, LLC and U.S. Bank National Association, dated December 17, 2010 and effective as of December 28, 2010 (included as Exhibit 10.6 to our Current Report on Form 8-K filed January 4, 2011 and incorporated herein by reference)

21.1	*	Subsidiaries of Grubb & Ellis Healthcare REIT II, Inc.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.