Form 10-Q
period 2011-03-31
Grubb & Ellis Healthcare REIT II, Inc.
filed 2011-05-12
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54371
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2011, there were 24,083,002 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Real estate investments:
Operating properties, net	$194,098,000	$163,335,000
Cash and cash equivalents	6,706,000	6,018,000
Accounts and other receivables, net	479,000	241,000
Restricted cash	3,158,000	2,816,000
Real estate and escrow deposits	1,100,000	649,000
Identified intangible assets, net	33,299,000	28,568,000
Other assets, net	2,982,000	2,369,000

Total assets	$241,822,000	$203,996,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$49,175,000	$58,331,000
Line of credit	7,400,000	11,800,000
Accounts payable and accrued liabilities	3,586,000	3,356,000
Accounts payable due to affiliates	1,173,000	840,000
Derivative financial instruments	379,000	453,000
Identified intangible liabilities, net	481,000	502,000
Security deposits, prepaid rent and other liabilities	3,437,000	3,352,000

Total liabilities	65,631,000	78,634,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 21,579,624 and 15,452,668 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	216,000	154,000
Additional paid-in capital	192,221,000	137,657,000
Accumulated deficit	(16,367,000)	(12,571,000)

Total stockholders’ equity	176,070,000	125,240,000
Noncontrolling interests (Note 12)	121,000	122,000

Total equity	176,191,000	125,362,000

Total liabilities and equity	$241,822,000	$203,996,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Rental income	$6,007,000	$61,000

Expenses:
Rental expenses	1,203,000	17,000
General and administrative	921,000	185,000
Acquisition related expenses	1,549,000	637,000
Depreciation and amortization	2,202,000	29,000

Total expenses	5,875,000	868,000

Income (loss) from operations	132,000	(807,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense	(1,095,000)	(1,000)
Gain in fair value of derivative financial instruments	74,000	—
Interest income	4,000	5,000

Net loss	(885,000)	(803,000)

Less: net (income) loss attributable to noncontrolling interests	—	—

Net loss attributable to controlling interest	$(885,000)	$(803,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.30)

Weighted average number of common shares outstanding — basic and diluted	18,144,696	2,690,794

Distributions declared per common share	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	5,999,895	61,000	59,809,000	—	—	—	59,870,000
Offering costs	—	—	(6,465,000)	—	—	—	(6,465,000)
Issuance of common stock under the DRIP	135,561	1,000	1,287,000	—	—	—	1,288,000
Repurchase of common stock	(8,500)	—	(78,000)	—	—	—	(78,000)
Amortization of nonvested common stock compensation	—	—	11,000	—	—	—	11,000
Distribution to noncontrolling interests	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(2,911,000)	—	(2,911,000)
Net loss	—	—	—	—	(885,000)	—	(885,000)

BALANCE — March 31, 2011	21,579,624	$216,000	$192,221,000	$—	$(16,367,000)	$121,000	$176,191,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	2,469,928	25,000	24,627,000	—	—	—	24,652,000
Offering costs	—	—	(2,673,000)	—	—	—	(2,673,000)
Issuance of common stock under the DRIP	13,214	—	126,000	—	—	—	126,000
Amortization of nonvested common stock compensation	—	—	8,000	—	—	—	8,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Distributions declared	—	—	—	—	(433,000)	—	(433,000)
Net loss	—	—	—	—	(803,000)	—	(803,000)

BALANCE — March 31, 2010	4,015,410	$40,000	$35,896,000	$—	$(1,517,000)	$1,000	$34,420,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(885,000)	$(803,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, debt discount and deferred rent receivable)	2,060,000	18,000
Stock based compensation	11,000	8,000
Bad debt expense	14,000	—
Changes in fair value of derivative financial instruments	(74,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(77,000)	—
Other assets, net	(309,000)	(70,000)
Accounts payable and accrued liabilities	82,000	234,000
Accounts payable due to affiliates	321,000	(29,000)
Security deposits, prepaid rent and other liabilities	(42,000)	(22,000)

Net cash provided by (used in) operating activities	1,101,000	(664,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(37,636,000)	(9,915,000)
Capital expenditures	(388,000)	—
Restricted cash	(342,000)	(38,000)
Real estate and escrow deposits	(451,000)	(500,000)

Net cash used in investing activities	(38,817,000)	(10,453,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(9,165,000)	—
Borrowings under the line of credit	19,700,000	—
Payments under the line of credit	(24,100,000)	—
Proceeds from issuance of common stock	59,870,000	24,652,000
Deferred financing costs	(84,000)	(19,000)
Repurchase of common stock	(78,000)	—
Contribution from sponsor	—	236,000
Distribution to noncontrolling interests	(1,000)	—
Security deposits	(1,000)	—
Payment of offering costs	(6,437,000)	(2,826,000)
Distributions paid	(1,300,000)	(110,000)

Net cash provided by financing activities	38,404,000	21,933,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	688,000	10,816,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,018,000	13,773,000

CASH AND CASH EQUIVALENTS — End of period	$6,706,000	$24,589,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,032,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$412,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$174,000	$118,000
Other assets	$42,000	$7,000
Mortgage loans payable, net	$—	$3,025,000
Derivative financial instrument	$—	$310,000
Accounts payable and accrued liabilities	$60,000	$107,000
Security deposits, prepaid rent and other liabilities	$127,000	$81,000

Financing Activities:
Issuance of common stock under the DRIP	$1,288,000	$126,000
Contribution receivable from sponsor	$—	$23,000
Distributions declared but not paid	$1,117,000	$197,000
Accrued offering costs	$653,000	$129,000
Accrued deferred financing costs	$5,000	$7,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of March 31, 2011, we had received and accepted subscriptions in our offering for 21,222,108 shares of our common stock, or $211,732,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of March 31, 2011, we had completed 16 acquisitions comprising 30 buildings and approximately 995,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $230,815,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2011 and December 31, 2010 own a 99.99% general partnership interest therein. Our advisor is a limited partner and as of March 31, 2011 and December 31, 2010 owns a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of March 31, 2011 and December 31, 2010, we had $19,000 and $5,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended March 31, 2011 and 2010, none of our receivables or deferred rent receivables were directly written off to bad debt expense.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of March 31, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to this we operated through one reportable segment. See Note 15, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010 and January 1, 2011, as applicable, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided the applicable disclosures in Note 13, Fair Value of Financial Instruments.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land	$17,395,000	$14,592,000
Building and improvements	180,208,000	150,813,000

	197,603,000	165,405,000
Less: accumulated depreciation	(3,505,000)	(2,070,000)

	$194,098,000	$163,335,000

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,444,000 and $16,000, respectively. In addition to the property acquisitions discussed below, for the three months ended March 31, 2011 and 2010 we had capital expenditures of $393,000 and $0, respectively, on our medical office buildings.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of March 31, 2011, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Acquisitions in 2011
During the three months ended March 31, 2011, we completed three acquisitions comprising five buildings from unaffiliated parties. The aggregate purchase price of these properties was $37,373,000 and we paid $1,023,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the three months ended March 31, 2011:

							Acquisition Fee
				Ownership	Purchase	Line of	to our Advisor
Property	Location	Type	Date Acquired	Percentage	Price	Credit(1)	or its Affiliates(2)

Columbia Long-Term Acute Care Hospital(3)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	8,700,000	358,000

Total					$37,373,000	$19,700,000	$1,023,000

(1)	Represents borrowings under our secured revolving line of credit with Bank of America, N.A., or Bank of America, as defined in Note 8, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 8, Line of Credit, for a further discussion.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(3)	On January 31, 2011, we purchased the Columbia Long-Term Acute Care Hospital, which is the fourth hospital comprising the Monument LTACH Portfolio.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2010
During the three months ended March 31, 2010, we completed two acquisitions comprising three buildings from unaffiliated parties. The aggregate purchase price of these properties was $13,470,000 and we paid $371,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the three months ended March 31, 2010:

						Mortgage	Acquisition Fee
			Date	Ownership	Purchase	Loans	to our Advisor
Property	Location	Type	Acquired	Percentage	Price	Payable(1)	or its Affiliates(2)

Lacombe Medical Office Building	Lacombe, LA	Medical Office	03/05/10	100%	$6,970,000	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	03/31/10	100%	6,500,000	3,341,000	179,000

Total					$13,470,000	$3,341,000	$371,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

In place leases, net of accumulated amortization of $1,360,000 and $1,028,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 11.5 years and 11.3 years as of March 31, 2011 and December 31, 2010, respectively)	$15,769,000	$13,245,000
Above market leases, net of accumulated amortization of $178,000 and $121,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 9.5 years and 9.6 years as of March 31, 2011 and December 31, 2010, respectively)	1,729,000	1,795,000
Tenant relationships, net of accumulated amortization of $565,000 and $377,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 22.0 years and 21.8 years as of March 31, 2011 and December 31, 2010, respectively)	13,609,000	11,912,000
Leasehold interests, net of accumulated amortization of $7,000 and $2,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 65.7 years and 62.4 years as of March 31, 2011 and December 31, 2010, respectively)	1,888,000	1,256,000
Master lease, net of accumulated amortization of $152,000 and $95,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 1.3 years and 1.6 years as of March 31, 2011 and December 31, 2010, respectively)	304,000	360,000

	$33,299,000	$28,568,000

Amortization expense for the three months ended March 31, 2011 and 2010 was $827,000 and $13,000, respectively, which included $66,000 and $0, respectively, of amortization recorded against rental income for above market leases and $5,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The aggregated weighted average remaining life of the identified intangible assets is 18.7 years and 17.7 years as of March 31, 2011 and December 31, 2010, respectively. Estimated amortization expense on the identified intangible assets as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$2,495,000
2012	3,019,000
2013	2,648,000
2014	2,511,000
2015	2,304,000
Thereafter	20,322,000

$33,299,000

5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Deferred financing costs, net of accumulated amortization of $408,000 and $225,000 as of March 31, 2011 and December 31, 2010, respectively	$1,205,000	$1,390,000
Lease commissions, net of accumulated amortization of $3,000 and $1,000 as of as of March 31, 2011 and December 31, 2010, respectively	304,000	58,000
Deferred rent receivable	1,025,000	576,000
Prepaid expenses and deposits	448,000	345,000

	$2,982,000	$2,369,000

Amortization expense on deferred financing costs and lease commissions for the three months ended March 31, 2011 and 2010 was $249,000 and $0, respectively, of which $247,000 and $0, respectively, of amortization was recorded as interest expense for deferred financing costs in our accompanying condensed consolidated statements of operations. $42,000 of the $247,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. See Note 6, Mortgage Loans Payable, Net, for a further discussion.
Estimated amortization expense on deferred financing costs and lease commissions as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$594,000
2012	392,000
2013	89,000
2014	84,000
2015	84,000
Thereafter	266,000

$1,509,000

6. Mortgage Loans Payable, Net
Mortgage loans payable were $49,483,000 ($49,175,000, net of discount) and $58,648,000 ($58,331,000, net of discount) as of March 31, 2011 and December 31, 2010, respectively.
As of March 31, 2011, we had two fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.35% to 6.00% per annum and a weighted average effective interest rate of 5.01% per annum. As of March 31, 2011, we had $12,286,000 ($12,266,000, net of discount) of fixed rate debt, or 24.8% of mortgage loans payable, at a weighted average effective interest rate of 5.96% per annum and $37,197,000 ($36,909,000, net of discount) of variable rate debt, or 75.2% of mortgage loans payable, at a weighted average effective interest rate of 4.70% per annum.

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
Most of the mortgage loans payable may be prepaid and in some cases subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2011 and December 31, 2010, we were in compliance with all such requirements.
Mortgage loans payable, net consisted of the following as of March 31, 2011 and December 31, 2010:

	Interest
Property	Rate(1)	Maturity Date	March 31, 2011	December 31, 2010

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,360,000	$4,383,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,926,000	7,971,000

			12,286,000	12,354,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.35%	08/15/21 (callable)	3,130,000	3,184,000
Virginia Skilled Nursing Facility Portfolio(3)	5.50%	03/14/12	26,810,000	26,810,000
Surgical Hospital of Humble(4)	5.75%	12/09/11	—	9,000,000
Lawton Medical Office Building Portfolio	3.16%	01/01/16	7,257,000	7,300,000

			37,197,000	46,294,000

Total fixed and variable rate debt			49,483,000	58,648,000
Less: discount			(308,000)	(317,000)

Mortgage loans payable, net			$49,175,000	$58,331,000

(1)	Represents the per annum interest rate in effect as of March 31, 2011.

(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

(3)	Represents a bridge loan we secured from KeyBank National Association which matures on March 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The maturity date may be extended by one six-month period subject to satisfaction of certain conditions.

(4)	As of December 31, 2010, we had an outstanding mortgage loan payable balance of $9,000,000, which was subsequently paid in full in March 2011 with no prepayment penalties assessed per the terms of the mortgage agreement. In connection with the early extinguishment we wrote off $42,000 in deferred financing costs, which is included in interest expense in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The principal payments due on our mortgage loans payable as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$3,440,000
2012	31,439,000
2013	341,000
2014	341,000
2015	341,000
Thereafter	13,581,000

$49,483,000

7. Derivative Financial Instrument
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item(s) or to be deferred in other comprehensive income.
As of March 31, 2011, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2011 and 2010, we recorded $74,000 and $0, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of March 31, 2011:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,130,000	one month LIBOR	6.00%	$(330,000)	Swap	08/15/21
7,257,000	one month LIBOR	4.41%	(49,000)	Swap	01/01/14

$10,387,000			$(379,000)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,184,000	one month LIBOR	6.00%	$(372,000)	Swap	08/15/21
7,300,000	one month LIBOR	4.41%	(81,000)	Swap	01/01/14

$10,484,000			$(453,000)

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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Any loan made under the line of credit shall bear interest at per annum rates equal to either: (i) the daily floating London Interbank Offered Rate, or LIBOR, plus 3.75%, subject to a minimum interest rate floor of 5.00% per annum, or (ii) or if the daily floating LIBOR rate is not available, a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus 3.75%, subject to a minimum interest rate floor of 5.00% per annum.
The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum distribution covenant; and (v) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the line of credit. As of March 31, 2011 and December 31, 2010, we were in compliance with all such covenants and requirements.
As of March 31, 2011 and December 31, 2010, our aggregate borrowing capacity under the line of credit was $25,000,000 and $22,600,000, respectively, and borrowings under the line of credit totaled $7,400,000 and $11,800,000, respectively. As of March 31, 2011 and December 31, 2010, $17,600,000 and $10,800,000, respectively, remained available under the line of credit. The weighted-average interest rate of borrowings as of March 31, 2011 and December 31, 2010 was 5.00% per annum. The line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building and Ennis Medical Office Building as of March 31, 2011.
On May 4, 2011, we entered into an agreement with Bank of America to modify the line of credit. For a further discussion of the modification of the line of credit, see Note 18, Subsequent Events — Line of Credit Modification.
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $55,000 and $42,000 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 17.1 years and 16.9 years as of March 31, 2011 and December 31, 2010, respectively)	$481,000	$502,000
Amortization expense on below market leases for the three months ended March 31, 2011 and 2010 was $21,000 and $0, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Estimated amortization expense on below market leases as of March 31, 2011, for the nine months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$61,000
2012	72,000
2013	25,000
2014	17,000
2015	17,000
Thereafter	289,000

$481,000

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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of March 31, 2011 and December 31, 2010, our advisor and its affiliates had incurred expenses on our behalf of $2,737,000 and $2,701,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2011 and December 31, 2010. To the extent we raise additional funds from our offering, these amounts may become our liability.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2011 and 2010, we incurred $8,393,000 and $3,082,000, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2011 and 2010, we incurred $4,069,000 and $1,686,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2011 and 2010, we incurred $1,796,000 and $740,000, respectively, in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2011 and 2010, we incurred $600,000 and $247,000, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates receive an acquisition fee of up to 2.75% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
For the three months ended March 31, 2011 and 2010, we incurred $1,023,000 and $371,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

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
For the three months ended March 31, 2011 and 2010, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested independent directors. As of March 31, 2011, such fees and expenses did not exceed 6.0% of the purchase price or total development costs.
For the three months ended March 31, 2011 and 2010, we incurred $8,000 and $8,000, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended March 31, 2011 and 2010, we incurred $440,000 and $5,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2011 and 2010, we incurred $120,000 and $2,000, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the three months ended March 31, 2011 and 2010, our advisor or its affiliates incurred on our behalf $24,000 and $0, respectively, in payroll for on-site personnel and engineering, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended March 31, 2011 and 2010, we incurred $248,000 and $0, respectively, in lease fees to our advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2011 and 2010, we did not incur any construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying condensed consolidated balance sheets.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended March 31, 2011, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.7% and 141.0%, respectively, for the 12 months ended March 31, 2011.
For the three months ended March 31, 2011 and 2010, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $9,000 and $9,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2011 and 2010, we incurred expenses of $49,000 and $14,000, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2011 and 2010, Grubb & Ellis Equity Advisors incurred expenses of $20,000 and $10,000, respectively, for subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2011 and 2010, we incurred expenses of $7,000 and $0, respectively, for internal controls compliance services our advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2011 and 2010, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2011 and 2010, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended March 31, 2011 and 2010, we did not incur any such distributions to our advisor.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Subordinated Distribution Upon Termination
Upon termination or non-renewal of the Advisory Agreement, our advisor will be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive, in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of March 31, 2011 and December 31, 2010, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of March 31, 2011 and December 31, 2010:

Fee	March 31, 2011	December 31, 2010

Selling commissions and dealer manager fees	$545,000	$539,000
Lease commissions	236,000	5,000
Asset and property management fees	202,000	166,000
Offering costs	108,000	86,000
Operating expenses	60,000	16,000
On-site personnel and engineering payroll	9,000	7,000
Acquisition expenses	8,000	—
Construction management fees	5,000	21,000

	$1,173,000	$840,000

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of March 31, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through March 31, 2011, we had issued 21,222,108 shares of our common stock in connection with our offering and 344,516 shares of our common stock pursuant to the DRIP, and we had also repurchased 29,500 shares of our common stock under our share repurchase plan. As of March 31, 2011 and December 31, 2010, we had 21,579,624 and 15,452,668 shares of our common stock issued and outstanding.
Noncontrolling Interests
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of March 31, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of March 31, 2011 and December 31, 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the three months ended March 31, 2011 and 2010, $1,288,000 and $126,000, respectively, in distributions were reinvested and 135,561 and 13,214 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2011 and December 31, 2010, a total of $3,273,000 and $1,985,000, respectively, in distributions were reinvested and 344,516 and 208,955 shares of our common stock, respectively, were issued pursuant to the DRIP.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2011, we received share repurchase requests and repurchased 8,500 shares of our common stock for an aggregate of $78,000 at an average repurchase price of $9.25 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. We did not receive any share repurchase requests for the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, we had received share repurchase requests and had repurchased 29,500 shares of our common stock for an aggregate of $288,000 at an average price of $9.78 per share and 21,000 shares of our common stock for an aggregate of $210,000 at an average price of $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
2009 Incentive Plan
We adopted the 2009 Incentive Plan, or our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On June 8, 2010, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2011 and 2010, we recognized compensation expense of $11,000 and $8,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2011 and 2010, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2011 and December 31, 2010, there was $125,000 and $136,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.81 years.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of March 31, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock was $150,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2011 and December 31, 2010, and the changes for the three months ended March 31, 2011, is presented below:

		Weighted
		Average Grant
	Number of Nonvested Shares of	Date Fair
	our Restricted Common Stock	Value

Balance — December 31, 2010	15,000	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2011	15,000	$10.00

Expected to vest — March 31, 2011	15,000	$10.00

13. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value
Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instruments	$—	$379,000	$—	$379,000

Total liabilities at fair value	$—	$379,000	$—	$379,000

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
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the line of credit.
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
The fair value of the mortgage loans payable and the line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2011 and December 31, 2010, the fair value of the mortgage loans payable were $49,351,000 and $59,246,000, respectively, compared to the carrying value of $49,175,000 and $58,331,000, respectively. The fair value of the line of credit as of March 31, 2011 and December 31, 2010 was $7,499,000 and $12,070,000, respectively, compared to a carrying value of $7,400,000 and $11,800,000, respectively.
14. Business Combinations
2011
For the three months ended March 31, 2011, we completed three acquisitions comprising five buildings and 125,000 square feet of GLA. The aggregate purchase price was $37,373,000, plus closing costs and acquisition fees of $1,164,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 for the periods subsequent to the acquisition dates. For the period from the acquisition date through March 31, 2011, we recognized the following amounts of revenues and net income (loss) for the property acquisitions:

Property	Revenues	Net Income

Columbia Long-Term Acute Care Hospital	$248,000	$155,000
St. Anthony North Denver Medical Office Building	$17,000	$7,000
Loma Linda Pediatric Specialty Hospital	$4,000	$—
The fair value of our three properties at the time of acquisition is shown below:

	Columbia Long-Term	St. Anthony North Denver	Loma Linda Pediatric
	Acute Care Hospital	Medical Office Building	Specialty Hospital

Land	$1,433,000	$—	$1,370,000
Building and improvements	9,607,000	9,543,000	9,862,000
In-place leases	967,000	905,000	1,164,000
Tenant relationships	416,000	864,000	604,000
Leasehold interest	—	638,000	—

Total assets acquired	12,423,000	11,950,000	13,000,000

Total liabilities assumed	—	—	—

Net assets acquired	$12,423,000	$11,950,000	$13,000,000

Assuming the property acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three months ended March 31, 2011 and 2010, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended
	March 31,
	2011	2010
Revenues	$6,957,000	$1,280,000
Net income (loss)	$542,000	$(399,000)
Net income (loss) attributable to controlling interest	$542,000	$(399,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.02	$(0.07)
The pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2010. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2010
For the three months ended March 31, 2010, we completed two acquisitions comprising three buildings and 71,000 square feet of GLA. The aggregate purchase price was $13,470,000, plus closing costs and acquisition fees of $505,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 for the periods subsequent to the acquisition dates. For the period from the acquisition date through March 31, 2010, we recognized the following amounts of revenues and net income (loss) for the property acquisitions:

Property	Revenues	Net Income (Loss)

Lacombe Medical Office Building	$60,000	$15,000
Center for Neurosurgery and Spine	$1,000	$(1,000)
The fair value of our two properties at the time of acquisition is shown below:

	Lacombe Medical Office	Center for
	Building	Neurosurgery and Spine

Land	$409,000	$319,000
Building and improvements	5,438,000	4,689,000
In-place leases	512,000	575,000
Tenant relationships	458,000	585,000
Above market leases	—	327,000

Total assets acquired	6,817,000	6,495,000

Mortgage loan payables, net	—	(3,025,000)
Derivative financial instrument	—	(310,000)

Total liabilities assumed	—	(3,335,000)

Net assets acquired	$6,817,000	$3,160,000

Assuming the property acquisitions in 2010 discussed above had occurred on January 1, 2010, for the three months ended March 31, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

Three Months Ended
March 31, 2010
Revenues	$319,000
Net loss	$(876,000)
Net loss attributable to controlling interest	$(876,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.33)
The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2010. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Segment Reporting
As of March 31, 2011, we evaluated our business and made resource allocations based on three business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011. There are no intersegment sales or transfers.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs and other assets not attributable to individual properties.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2011 and 2010 is as follows:

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	March 31, 2011

Revenue:
Rental income	$3,124,000	$1,708,000	$1,175,000	$6,007,000

Expenses:
Rental expenses	1,000,000	136,000	67,000	1,203,000

Segment net operating income(1)	$2,124,000	$1,572,000	$1,108,000	$4,804,000

Expenses:
General and administrative				921,000
Acquisition related expenses				1,549,000
Depreciation and amortization				2,202,000

Income from operations				132,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount):
Interest expense				(1,095,000)
Gain in fair value of derivative financial instruments				74,000
Interest income				4,000

Net loss				$(885,000)

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	March 31, 2010

Revenue:
Rental income	$61,000	$—	$—	$61,000

Expenses:
Rental expenses	17,000	—	—	17,000

Segment net operating income(1)	$44,000	$—	$—	$44,000

Expenses:
General and administrative				185,000
Acquisition related expenses				637,000
Depreciation and amortization				29,000

Loss from operations				(807,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount)				(1,000)
Interest income				5,000

Net loss				$(803,000)

(1)	Net operating income is used to evaluate the operating performance of our properties. We define net operating income, a non-GAAP financial measure, as total revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments and interest expense. We believe net operating income provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use net operating income to make decisions about resource allocations and to assess the property level performance of our properties.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets by reportable segments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Medical office buildings	$108,983,000	$97,157,000
Hospitals	65,336,000	53,313,000
Skilled nursing facilities	60,147,000	47,610,000
All other	7,356,000	5,916,000

Total assets	$241,822,000	$203,996,000

16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of March 31, 2011, we owned properties in four states for which each state accounted for 10.0% or more of our annualized base rent. Virginia accounted for 20.0% of annualized base rent, Ohio accounted for 13.4% of annualized base rent, Missouri accounted for 12.0% of annualized base rent and Texas accounted for 11.0% of annualize base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2011, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 46.8%, 27.2% and 26.0%, respectively, of annualized base rent. As of March 31, 2011, two of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

		Percentage of		GLA	Lease
	2011 Annual Base	2011 Annual		(Square	Expiration
Tenant	Rent(1)	Base Rent	Property	Feet)	Date

Landmark Real Estate Holdings, LLC	$3,717,000	17.1%	Monument Long-Term Acute Care Hospital Portfolio	115,000	01/31/26
Kissitto Healthcare	$2,286,000	10.5%	Virginia Skilled Nursing Facility Portfolio	144,000	01/31/25

(1)	Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2011. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2011 and 2010, there were 15,000 shares and 12,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Subsequent Events
Status of our Offering
As of April 30, 2011, we had received and accepted subscriptions in our offering for 23,711,721 shares of our common stock, or $236,583,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In April 2011, we repurchased 45,000 shares of our common stock, for an aggregate amount of $423,000, under our share repurchase plan.
Executive Stock Purchase Plan
On April 7, 2011, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the Plan, whereby each executive has irrevocably agreed to invest all or a portion of their after-tax cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other cash compensation, including bonuses. Pursuant to the Plans, Mr. Hanson and Mr. Prosky have agreed to invest 100% and 50.0%, respectively, of all of their after-tax cash compensation beginning with their regularly scheduled payroll payment on April 29, 2011 and terminating on the earlier of (i) December 31, 2011, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.
Mortgage Loan Payable and Interest Rate Swap
On April 8, 2011, we entered into a loan agreement with Capital One, N.A., or Capital One, to obtain a loan in the principal amount of $7,200,000, or the Capital One Loan, in connection with our previous acquisition of Muskogee Long-Term Acute Care Hospital, which was acquired on May 27, 2010. The Capital One Loan matures on April 8, 2018 and bears interest at an interest rate equal to the lesser of the maximum interest rate permitted under applicable law or 2.40% per annum plus (i) the greater of the one-month LIBOR or 1.50%, or (ii) the one-month LIBOR so long as an interest rate swap is in effect.
On April 12, 2011, we entered into an interest rate swap agreement with Capital One. As a result of the interest rate swap agreement, the Capital One Loan bears interest at an effective fixed rate of 4.28% per annum from May 2, 2011 through May 1, 2014.
Property Acquisitions
Subsequent to March 31, 2011, we completed four acquisitions comprising 11 buildings and 295,000 square feet of GLA from unaffiliated parties. The aggregate purchase price of these properties was $61,620,000 and we paid $1,695,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the properties. The following is a summary of our acquisitions subsequent to March 31, 2011:

								Acquisition Fee
			Date	Ownership	Purchase	Mortgage Loans	Line of	to our Advisor
Property	Location	Type	Acquired	Percentage	Price	Payable(1)	Credit(2)	or its Affiliates(3)

Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	100%	$11,000,000	$—	$9,000,000	$303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	100%	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(4)	Bradenton, FL	Medical Office	04/15/11	100%	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX, Calsbad and Hobbs, NM, Hope, AK and Lake Charles, LA	Medical Office	5/12/11	100%	30,050,000	23,239,000	5,000,000	826,000

Total					$61,620,000	$28,492,000	$27,800,000	$1,695,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Represents borrowing under our line of credit at the time of acquisition.

(3)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	We paid a loan defeasance fee of approximately $1,223,000, or the loan defeasance fee, related to the repayment of a loan that the seller of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, had received from Lincoln Financial Group or its affiliates, or the Lakewood Ranch Seller’s Loan, prior to its maturity date. The Lakewood Ranch Seller’s Loan was secured by the Lakewood Ranch property and had an outstanding principal balance of approximately $7,561,000 at the time of our repayment. As a result of the loan defeasance fee, the fees and expenses associated with the Lakewood Ranch property acquisition exceeded 6.0% of the contract purchase price of the Lakewood Ranch property, whereby pursuant to our charter, prior to the acquisition of the Lakewood Ranch property, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Lakewood Ranch property in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Line of Credit Modification
On May 4, 2011, we modified our line of credit to (i) increase the aggregate maximum principal amount from $25,000,000 to $45,000,000, subject to certain borrowing base conditions, (ii) reduce the interest rate to an interest rate equal to LIBOR plus 3.50% or in the event the daily LIBOR rate is not available then Bank of America, N.A.’s prime rate for such day plus 3.50%, which was decreased from LIBOR or the Bank of America, N.A.’s prime rate, plus 3.75%, and (iii) remove the requirement of an interest rate floor of 5.00%. The actual amount of credit available under the line of credit at any given time is a function of, and is subject to, certain loan to cost, loan to value and debt service coverage ratios contained in the Bank of America Loan Agreement, as amended. As a result of the modification to the line of credit, as of May 4, 2011, our aggregate borrowing capacity is $31,115,000, based on the value of the properties securing the line of credit.
Dealer Manager Agreement
Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2011 and December 31, 2010, together with our results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of March 31, 2011, we had received and accepted subscriptions in our offering for 21,222,108 shares of our common stock, or $211,732,000, excluding shares of our common stock issued pursuant to the DRIP.

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
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of March 31, 2011, we had completed 16 acquisitions comprising 30 buildings and 995,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $230,815,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2011 and 2010
For a discussion of our acquisitions for the three months ended March 31, 2011 and 2010, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to March 31, 2011, see Note 18, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.

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
Scheduled Lease Expirations
As of March 31, 2011, our consolidated properties were 97.4% leased. During the remainder of 2011, leases associated with 3.1% of the leased GLA will expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2011, our remaining weighted average lease term is 10.0 years.
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
Results of Operations
We purchased our first property on March 5, 2010, and therefore, had limited results of operations for the three months ended March 31, 2010. Therefore, our results of operations for the three months ended March 31, 2011 and 2010 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of March 31, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to this we operated through one reportable segment.

Except where otherwise noted, the change in our results of operations is primarily due to our 16 property acquisitions as of March 31, 2011, as compared to two property acquisitions as of March 31, 2010. As of March 31, 2011 and 2010 we owned the following types of properties:

	As of March 31,
	2011			2010
	Number of	Aggregate	Leased	Number of	Aggregate	Leased
	Acquisitions	Purchase Price	%	Acquisitions	Purchase Price	%
Medical office buildings	11	$107,020,000	95.3%	2	$13,470,000	100%
Hospitals	3	65,795,000	100%	—	—	—%
Skilled nursing facilities	2	58,000,000	100%	—	—	—%

Total/Weighted Average	16	$230,815,000	97.4%	2	$13,470,000	100%

Rental Income
For the three months ended March 31, 2011 and 2010, rental income was $6,007,000 and $61,000, respectively, and was primarily comprised of base rent of $4,761,000 and $35,000, respectively, and expense recoveries of $798,000 and $15,000, respectively. Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended
	March 31,
	2011	2010

Medical office buildings	$3,124,000	$61,000
Hospitals	1,708,000	—
Skilled nursing facilities	1,175,000	—

Total	$6,007,000	$61,000

Rental Expenses
For the three months ended March 31, 2011 and 2010, rental expenses were $1,203,000 and $17,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended
	March 31,
	2011	2010

Real estate taxes	$490,000	$11,000
Building maintenance	269,000	1,000
Utilities	196,000	1,000
Property management fees	120,000	2,000
Administration	64,000	—
Insurance	21,000	1,000
Other	43,000	1,000

Total	$1,203,000	$17,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended
	March 31,
	2011		2010

Medical office buildings	$1,000,000	32.0%	$17,000	27.9%
Hospitals	136,000	8.0%	—	—
Skilled nursing facilities	67,000	5.7%	—	—

Total/Weighted Average	$1,203,000	20.0%	$17,000	27.9%

General and Administrative
For the three months ended March 31, 2011 and 2010, general and administrative was $921,000 and $185,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended
	March 31,
	2011	2010

Asset management fees	$440,000	$5,000
Professional and legal fees	211,000	64,000
Board of directors fees	60,000	42,000
Franchise taxes	55,000	—
Transfer agent services	49,000	14,000
Directors’ and officers’ liability insurance	44,000	44,000
Bank charges	18,000	—
Restricted stock compensation	11,000	8,000
Other	33,000	8,000

Total	$921,000	$185,000

The increase in general and administrative is primarily the result of purchasing properties in 2010 and thus incurring asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.
Acquisition Related Expenses
For the three months ended March 31, 2011 and 2010, we incurred acquisition related expenses of $1,549,000 and $637,000, respectively. For the three months ended March 31, 2011, acquisition related expenses related primarily to expenses associated with the acquisition of Columbia Long-Term Acute Care Hospital, St. Anthony North Medical Office Building and Loma Linda Pediatric Specialty Hospital, including acquisition fees of $1,023,000, incurred to our advisor or its affiliates. For the three months ended March 31, 2010, acquisition related expenses related primarily to expenses associated with the acquisition of Lacombe Medical Office Building and Center for Neurosurgery and Spine, including acquisition fees of $371,000 incurred to our advisor or its affiliates.
Depreciation and Amortization
For the three months ended March 31, 2011 and 2010, depreciation and amortization was $2,202,000 and $29,000, respectively, and consisted primarily of depreciation on our operating properties of $1,444,000 and $16,000, respectively, and amortization on our identified intangible assets of $756,000 and $13,000, respectively.

Interest Expense
For the three months ended March 31, 2011 and 2010, interest expense including gain in fair value of derivative financial instruments was $1,021,000 and $1,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended
	March 31,
	2011	2010

Interest expense — mortgage loans payable and derivative financial instruments	$778,000	$1,000
Amortization of deferred financing costs — mortgage loans payable	127,000	—
Loss on extinguishment of debt — write-off of deferred financing costs	42,000	—
Amortization of debt discount	9,000	—
Interest expense — line of credit	61,000	—
Amortization of deferred financing costs — line of credit	78,000	—
Gain in fair value of our derivative financial instrument	(74,000)	—

Total	$1,021,000	$1,000

Interest Income
For the three months ended March 31, 2011 and 2010, we had interest income of $4,000 and $5,000, respectively, related to interest earned on funds held in cash accounts.
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
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
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
Based on the properties owned as of March 31, 2011, we estimate that our expenditures for capital improvements and tenant improvements will require up to $2,190,000 for the remaining nine months of 2011. As of March 31, 2011, we had $2,963,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Cash flows provided by (used in) operating activities for the three months ended March 31, 2011 and 2010, were $1,101,000 and $(664,000), respectively. For the three months ended March 31, 2011, cash flows provided by operating activities primarily related to the cash flows from our property acquisitions, partially offset by the payment of acquisition related expenses and general and administrative expenses. For the three months ended March 31, 2010, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Cash flows used in investing activities for the three months ended March 31, 2011 and 2010, were $38,817,000 and $10,453,000, respectively. For the three months ended March 31, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $37,636,000, capital expenditures of $388,000, increase in restricted cash in the amount of $342,000 and the payment of $451,000 in real estate and escrow deposits for the purchase of real estate. For the three months ended March 31, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $9,915,000, increase in restricted cash in the amount of $38,000 and the payment of $500,000 in real estate and escrow deposits for the purchase of real estate. We anticipate cash flows used in investing activities to increase as we purchase additional properties.
Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010, were $38,404,000 and $21,933,000, respectively. For the three months ended March 31, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $59,870,000, principal payments on our mortgage loans payable in the amount of $9,165,000, net borrowings under our secured revolving credit facility with Bank of America, N.A., or the line of credit, in the amount of $4,400,000, partially offset by the payment of offering costs of $6,437,000 and distributions of $1,300,000. Additional cash outflows related to deferred financing costs of $84,000 in connection with the debt financing for our acquisitions. $7,500,000 of the $9,165,000 in payments on our mortgage loans payable reflect the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. For the three months ended March 31, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $24,652,000, partially offset by the payment of offering costs of $2,826,000 and distributions of $110,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2011.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP shares monthly in arrears.
The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.
For the three months ended March 31, 2011, we paid distributions of $2,588,000 ($1,300,000 in cash and $1,288,000 in shares of our common stock pursuant to the DRIP). $1,101,000, or 42.5%, of distributions were paid from cash flows from operations and $1,487,000, or 57.5%, of distributions were paid from our offering proceeds. For the three months ended March 31, 2010, we paid distributions of $236,000 ($110,000 in cash and $126,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(664,000). The distributions were paid from funds from our sponsor. Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
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
As of March 31, 2011, we had an amount payable of $515,000 to our advisor or its affiliates for lease commissions, asset and property management fees, operating expenses, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the three months ended March 31, 2011 and 2010, our funds from operations, or FFO, were $1,315,000 and $(774,000), respectively. For the three months ended March 31, 2011, we paid distributions of $1,315,000, or 50.8% of the distributions, from FFO and $1,273,000, or 49.2% of the distributions paid, from proceeds from our offering. For the three months ended March 31, 2010, the distributions were paid from funds from our sponsor. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2011, our borrowings were 24.7% of our properties’ combined fair market values, as defined.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of May 10, 2011 and March 31, 2011, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of March 31, 2011, we had $12,286,000 ($12,266,000, net of discount) of fixed rate debt and $37,197,000 ($36,909,000, net of discount) of variable rate debt outstanding secured by our properties. In addition, we had $7,400,000 outstanding under the line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2011, we were in compliance with all such covenants and requirements on our mortgage loans payable and the line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of March 31, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.42% per annum.
Contractual Obligations
The following table provides information with respect to the maturity and scheduled principal repayment of our secured mortgage loans payable and the line of credit, as well as interest payments on our mortgage loans payable, line of credit and fixed rate interest rate swaps and obligations under our ground leases, as of March 31, 2011:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2011)		(2012-2013)	(2014-2015)	(after 2016)	Total

Principal payments — fixed rate debt	$195,000		$4,626,000	$338,000	$7,127,000	$12,286,000
Interest payments — fixed rate debt	561,000		1,207,000	974,000	2,355,000	5,097,000
Principal payments — variable rate debt	3,245,000	(1)	34,554,000	344,000	6,454,000	44,597,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2011)	1,604,000		1,248,000	593,000	25,000	3,470,000
Interest payments — fixed rate interest rate swap (based on rates in effect as of March 31, 2011)	69,000		177,000	168,000	7,000	421,000
Ground lease obligations	52,000		122,000	125,000	5,001,000	5,300,000

Total	$5,726,000		$41,934,000	$2,542,000	$20,969,000	$71,171,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,130,000 ($2,842,000, net of discount) secured by Center for Neurosurgery and Spine as of March 31, 2011, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $139,000, $322,000, $252,000 and $312,000 in 2011, 2012-2013, 2014-2015 and thereafter, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income or loss.
However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of historical performance, MFFO should not be construed as a historic performance measure. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2011 and 2010.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(885,000)	$(803,000)
Add:
Depreciation and amortization — consolidated properties	2,202,000	29,000
Less:
Net (income) loss attributable to noncontrolling interests	—	—
Depreciation and amortization related to noncontrolling interests	(2,000)	—

FFO	$1,315,000	$(774,000)

Add:
Acquisition related expenses	$1,549,000	$637,000
Amortization of above and below market leases	45,000	—
Loss on extinguishment of debt	42,000	—
Deferred rent receivables related to noncontrolling interests	1,000	—
Less:
Gain in fair value of derivative financial instrument	(74,000)	—
Deferred rent receivables	(449,000)	(11,000)

MFFO	$2,429,000	$(148,000)

Weighted average common shares outstanding — basic and diluted	18,144,696	2,690,794

Net loss per common share — basic and diluted	$(0.05)	$(0.30)

FFO per common share — basic and diluted	$0.07	$(0.29)

MFFO per common share — basic and diluted	$0.13	$(0.06)

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(885,000)	$(803,000)
Add:
General and administrative	921,000	185,000
Acquisition related expenses	1,549,000	637,000
Depreciation and amortization	2,202,000	29,000
Interest expense	1,021,000	1,000
Less:
Interest income	(4,000)	(5,000)

Net operating income	$4,804,000	$44,000

Subsequent Events
For a discussion of subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.
The table below presents, as of March 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$195,000	$4,457,000	$169,000	$169,000	$169,000	$7,127,000	$12,286,000	$12,285,000
Weighted average interest rate on maturing debt	5.96%	5.88%	6.00%	6.00%	6.00%	6.00%	5.96%	—
Variable rate debt — principal payments	$3,245,000	$34,382,000	$172,000	$172,000	$172,000	$6,454,000	$44,597,000	$44,565,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2011)	1.43%	5.38%	3.16%	3.16%	3.16%	3.16%	4.75%	—
Mortgage loans payable were $49,483,000 ($49,175,000, net of discount) as of March 31, 2011. As of March 31, 2011, we had two fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.35% to 6.00% per annum and a weighted average effective interest rate of 5.01% per annum. As of March 31, 2011, we had $12,286,000 ($12,266,000, net of discount) of fixed rate debt, or 24.8% of mortgage loans payable, at a weighted average effective interest rate of 5.96% per annum and $37,197,000 ($36,909,000, net of discount) of variable rate debt, or 75.2% of mortgage loans payable, at a weighted average effective interest rate of 4.70% per annum. In addition, as of March 31, 2011, we had $7,400,000 outstanding under the line of credit, at a weighted-average interest rate of 5.00% per annum.
As of March 31, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.42% per annum. $3,130,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $3,130,000 principal balance is reflected in the 2011 column above.
An increase in the variable interest rate on the line of credit and our variable rate mortgage loans payable constitutes a market risk. As of March 31, 2011, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have no effect on our overall annual interest expense as either: (i) we have a fixed rate interest rate swap on the variable rate mortgage loan payable; or (ii) we are paying the minimum interest rates under the applicable agreements whereby a 0.50% increase would still be below the minimum interest rate.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 10, 2011, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources, such as our sponsor. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to qualify or maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify or maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We have used, and in the future may use, the net proceeds from our offering, borrowed funds, or other sources, such as Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, to pay cash distributions to our stockholders in order to qualify or maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2011.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the distribution reinvestment plan, or DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

For the three months ended March 31, 2011, we paid distributions of $2,588,000 ($1,300,000 in cash and $1,288,000 in shares of our common stock pursuant to the DRIP). $1,101,000, or 42.5% of the distributions, were paid from cash flows from operations and $1,487,000, or 57.5% of the distributions, were paid from our offering proceeds. For the three months ended March 31, 2010, we paid distributions of $236,000 ($110,000 in cash and $126,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(664,000). The distributions were paid from funds from our sponsor. Under accounting principles generally accepted in the United States of America, or GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of March 31, 2011, we had an amount payable of $515,000 to our advisor or its affiliates for lease commissions, asset and property management fees, operating expenses, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the three months ended March 31, 2011 and 2010, our funds from operations, or FFO, were $1,315,000 and $(774,000), respectively. For the three months ended March 31, 2011, we paid distributions of $1,315,000, or 50.8% of the distributions, from FFO and $1,273,000, or 49.2% of the distributions paid, using proceeds from our offering. For the three months ended March 31, 2010, the distributions were paid from funds from our sponsor. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net loss to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
Our success is dependent on the performance of our sponsor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in our sponsor’s industry. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.
In addition, our sponsor has announced, among other things, that it has retained JMP Securities LLC as an advisor to explore strategic alternatives for Grubb & Ellis, including a potential merger or sale transaction. Our sponsor disclosed in its Form 10-K for the year ended December 31, 2010 that it entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which (i) Colony Capital Acquisitions, LLC and one or more of its affiliates, or collectively, Colony, agreed to provide an $18,000,000 senior secured term loan credit facility, or the Senior Secured Credit Facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to negotiate a strategic transaction with our sponsor. On April 18, 2011, our sponsor announced that it had closed the $18,000,000 Senior Secured Credit Facility and had drawn the initial $9,000,000 tranche under such facility. There can be no assurance, however, that any strategic transaction with Colony, or with any other strategic partner, will be completed. If our sponsor does not complete a strategic transaction with Colony, or with any other strategic partner, such result could have a material adverse effect on our sponsor’s revenues, which could negatively impact the performance of our advisor and could cause our results of operations and financial condition to suffer. Similarly, if our sponsor enters into a merger or sale transaction, the effect of such a transaction is unknown, but could have a material adverse effect on the performance of our advisor, which could cause our results of operations and financial condition to suffer.

Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and they also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-158111), registering a public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our offering. Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor. We are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000.
As of March 31, 2011, we had received and accepted subscriptions in our offering for 21,222,108 shares of our common stock, or $211,732,000, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2011, a total of $3,273,000 in distributions were reinvested and 344,516 shares of our common stock were issued pursuant to the DRIP.
As of March 31, 2011, we had incurred selling commissions of $14,373,000 and dealer manager fees of $6,344,000 in connection with our offering. We had also incurred other offering expenses of $2,122,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of March 31, 2011 and will not exceed 11.0% in the aggregate. As of March 31, 2011, net offering proceeds were $192,166,000, including proceeds from the DRIP and after deducting offering expenses.

As of March 31, 2011, $653,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of March 31, 2011, we had used $161,944,000 in proceeds from our offering to purchase properties from unaffiliated parties, $6,381,000 to pay acquisition related expenses to affiliated parties, $3,158,000 for lender required restricted cash accounts to unaffiliated parties, $1,671,000 for deferred financing costs to unaffiliated parties, $1,879,000 to pay acquisition related expenses to unaffiliated parties, $9,410,000 to repay borrowings from unaffiliated parties incurred in connection with previous property acquisitions and $1,100,000 to pay real estate deposits for proposed future acquisitions to unaffiliated parties.
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
During the three months ended March 31, 2011, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

January 1, 2011 to January 31, 2011	8,500	$9.25	8,500	(2)
February 1, 2011 to February 28, 2011	—	$—	—	(2)
March 1, 2011 to March 31, 2011	—	$—	—	(2)

Total/Weighted Average	8,500	$9.25	8,500

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

Grubb & Ellis Healthcare REIT II, Inc.
(Registrant)

May 12, 2011 Date	By:	/s/ Jeffrey T. Hanson Jeffrey T. Hanson
Chief Executive Officer and Chairman of the
Board of Directors
(principal executive officer)

May 12, 2011 Date	By:	/s/ Shannon K S Johnson Shannon K S Johnson
Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.1
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed April 29, 2011 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed April 29, 2011 and incorporated herein by reference)

4.3
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-158111) filed April 29, 2011 and incorporated herein by reference)

10.1
Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Columbia LTACH, LLC, dated January 31, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.2
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Ennis MOB, LLC in favor of Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.3
Collateral Assignment of Management Contract by and between G&E HC REIT II Ennis MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., The Cirrus Group, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.4
Joinder to Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.5
Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.6
Purchase and Sale Agreement by and between G&E HC REIT II Dixie-Lobo MOB Portfolio, LLC and TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB I, L.P., dated March 21, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference)

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