Form 10-Q
period 2011-06-30
Grubb & Ellis Healthcare REIT II, Inc.
filed 2011-08-11
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2011, there were 32,778,512 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Real estate investments:
Operating properties, net	$350,726,000	$163,335,000
Cash and cash equivalents	8,924,000	6,018,000
Accounts and other receivables, net	1,050,000	241,000
Restricted cash	2,679,000	2,816,000
Real estate and escrow deposits	150,000	649,000
Identified intangible assets, net	64,484,000	28,568,000
Other assets, net	5,542,000	2,369,000

Total assets	$433,555,000	$203,996,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$83,388,000	$58,331,000
Lines of credit	93,139,000	11,800,000
Accounts payable and accrued liabilities	6,285,000	3,356,000
Accounts payable due to affiliates	1,241,000	840,000
Derivative financial instruments	678,000	453,000
Identified intangible liabilities, net	621,000	502,000
Security deposits, prepaid rent and other liabilities	9,958,000	3,352,000

Total liabilities	195,310,000	78,634,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 29,784,139 and 15,452,668 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	298,000	154,000
Additional paid-in capital	265,215,000	137,657,000
Accumulated deficit	(27,390,000)	(12,571,000)

Total stockholders’ equity	238,123,000	125,240,000
Noncontrolling interests (Note 12)	122,000	122,000

Total equity	238,245,000	125,362,000

Total liabilities and equity	$433,555,000	$203,996,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Rental income	$8,675,000	$1,142,000	$14,682,000	$1,203,000

Expenses:
Rental expenses	1,817,000	390,000	3,020,000	407,000
General and administrative	1,458,000	360,000	2,379,000	545,000
Acquisition related expenses	7,236,000	1,695,000	8,785,000	2,332,000
Depreciation and amortization	3,274,000	536,000	5,476,000	565,000

Total expenses	13,785,000	2,981,000	19,660,000	3,849,000

Loss from operations	(5,110,000)	(1,839,000)	(4,978,000)	(2,646,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(1,473,000)	(108,000)	(2,568,000)	(109,000)
Loss in fair value of derivative financial instruments	(299,000)	(120,000)	(225,000)	(120,000)
Interest income	2,000	8,000	6,000	13,000

Net loss	(6,880,000)	(2,059,000)	(7,765,000)	(2,862,000)

Less: net income attributable to noncontrolling interests	(1,000)	—	(1,000)	—

Net loss attributable to controlling interest	$(6,881,000)	$(2,059,000)	$(7,766,000)	$(2,862,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.27)	$(0.37)	$(0.36)	$(0.69)

Weighted average number of common shares outstanding — basic and diluted	25,543,273	5,558,762	21,864,450	4,132,705

Distributions declared per common share	$0.16	$0.16	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	14,048,611	141,000	140,090,000	—	—	—	140,231,000
Offering costs	—	—	(15,187,000)	—	—	—	(15,187,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	328,496	4,000	3,117,000	—	—	—	3,121,000
Repurchase of common stock	(53,136)	(1,000)	(500,000)	—	—	—	(501,000)
Amortization of nonvested common stock compensation	—	—	23,000	—	—	—	23,000
Distributions to noncontrolling interests	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(7,053,000)	—	(7,053,000)
Net (loss) income	—	—	—	—	(7,766,000)	1,000	(7,765,000)

BALANCE — June 30, 2011	29,784,139	$298,000	$265,215,000	$—	$(27,390,000)	$122,000	$238,245,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interest	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	5,560,379	56,000	55,419,000	—	—	—	55,475,000
Offering costs	—	—	(5,974,000)	—	—	—	(5,974,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	52,885	—	502,000	—	—	—	502,000
Amortization of nonvested common stock compensation	—	—	16,000	—	—	—	16,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Distributions declared	—	—	—	—	(1,335,000)	—	(1,335,000)
Net loss	—	—	—	—	(2,862,000)	—	(2,862,000)

BALANCE — June 30, 2010	7,153,032	$71,000	$63,786,000	$—	$(4,478,000)	$1,000	$59,380,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,765,000)	$(2,862,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, master leases, debt discount and premium and deferred rent receivable)	5,104,000	516,000
Stock based compensation	38,000	31,000
Bad debt expense	245,000	—
Changes in fair value of derivative financial instruments	225,000	120,000
Changes in operating assets and liabilities:
Accounts and other receivables	(553,000)	(264,000)
Other assets, net	(127,000)	(243,000)
Accounts payable and accrued liabilities	2,018,000	1,170,000
Accounts payable due to affiliates	302,000	21,000
Security deposits, prepaid rent and other liabilities	(379,000)	(92,000)

Net cash used in operating activities	(892,000)	(1,603,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(192,366,000)	(51,552,000)
Capital expenditures	(1,192,000)	—
Restricted cash	137,000	(172,000)
Real estate and escrow deposits	499,000	(500,000)

Net cash used in investing activities	(192,922,000)	(52,224,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	27,700,000	—
Payments on mortgage loans payable	(31,466,000)	(66,000)
Borrowings under the lines of credit	171,754,000	—
Payments under the lines of credit	(90,415,000)	—
Proceeds from issuance of common stock	140,231,000	55,475,000
Deferred financing costs	(2,308,000)	(104,000)
Repurchase of common stock	(501,000)	—
Contribution from sponsor	—	259,000
Distributions to noncontrolling interests	(1,000)	—
Security deposits	33,000	—
Payments of offering costs	(15,093,000)	(6,159,000)
Distributions paid	(3,214,000)	(477,000)

Net cash provided by financing activities	196,720,000	48,928,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,906,000	(4,899,000)
CASH AND CASH EQUIVALENTS — Beginning of period	6,018,000	13,773,000

CASH AND CASH EQUIVALENTS — End of period	$8,924,000	$8,874,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,906,000	$95,000
Income taxes	$3,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$549,000	$3,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$357,000	$—
Other assets	$298,000	$84,000
Mortgage loans payable, net	$28,836,000	$7,439,000
Derivative financial instrument	$—	$310,000
Accounts payable and accrued liabilities	$235,000	$222,000
Security deposits, prepaid rent and other liabilities	$6,958,000	$508,000

Financing Activities:
Issuance of common stock under the DRIP	$3,121,000	$502,000
Distributions declared but not paid	$1,512,000	$356,000
Accrued offering costs	$719,000	$97,000
Accrued deferred financing costs	$76,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until August 24, 2012, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of June 30, 2011, we had received and accepted subscriptions in our offering for 29,270,824 shares of our common stock, or $292,093,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires June 1, 2012 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of June 30, 2011, we had completed 22 acquisitions comprising 53 buildings and approximately 1,861,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $411,485,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined, in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2011 and December 31, 2010 own a 99.99% general partnership interest therein. Our advisor is a limited partner and as of June 30, 2011 and December 31, 2010 owns a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Liabilities
As of June 30, 2011 and December 31, 2010, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets is $5,402,000 and $0, respectively, of contingent purchase price consideration in connection with the acquisition of Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio. Such amounts are due upon certain criteria being met within specified timeframes. See Note 14, Business Combinations, for a further discussion.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2011 and December 31, 2010, we had $106,000 and $5,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of June 30, 2011 and December 31, 2010, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three and six months ended June 30, 2011 and 2010, none of our receivables were directly written off to bad debt expense and $144,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment. See Note 15, Segment Reporting, for a further discussion.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. We intend to adopt ASU 2011-04 on January 1, 2012. We do not expect the adoption of ASU 2011-04 to have a material effect on our condensed consolidated financial statements, but it will require certain additional footnote disclosures.
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Land	$24,220,000	$14,592,000
Building and improvements	331,056,000	150,813,000
Furniture, fixtures and equipment	1,065,000	—

	356,341,000	165,405,000
Less: accumulated depreciation	(5,615,000)	(2,070,000)

	$350,726,000	$163,335,000

Depreciation expense for the three months ended June 30, 2011 and 2010 was $2,124,000 and $271,000, respectively, and for the six months ended June 30, 2011 and 2010 was $3,568,000 and $287,000, respectively. In addition to the acquisitions discussed below, for the three months ended June 30, 2011 and 2010 we had capital expenditures of $941,000 and $0, respectively, and for the six months ended June 30, 2011 and 2010 we had capital expenditures of $1,334,000 and $0, respectively, on our medical office buildings.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors. As of June 30, 2011, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and the Philadelphia SNF Portfolio. For a further discussion see footnote (5) and footnote (6) to the table below.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2011
During the six months ended June 30, 2011, we completed nine acquisitions comprising 28 buildings from unaffiliated parties. The aggregate purchase price of these properties was $218,043,000 and we paid $5,992,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the six months ended June 30, 2011:

								Acquisition Fee
				Ownership	Purchase	Mortgage Loans	Lines of	to our Advisor
Property	Location	Type	Date Acquired	Percentage	Price	Payable(1)	Credit(2)	or its Affiliates(3)

Columbia Long-Term Acute Care Hospital(4)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	100%	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	100%	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(5)	Bradenton, FL	Medical Office	04/15/11	100%	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX, Carlsbad and Hobbs, NM, Hope, AR and Lake Charles, LA	Medical Office	05/12/11	100%	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	100%	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(6)	Philadelphia, PA	Skilled Nursing	06/30/11	100%	75,000,000	—	74,870,000	2,063,000

Total					$218,043,000	$33,492,000	$153,485,000	$5,992,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, or KeyBank National Association, or KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed. See Note 8, Lines of Credit, for a further discussion.

(3)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	On January 31, 2011, we purchased Columbia Long-Term Acute Care Hospital, which is the fourth and final acquisition of the four hospitals comprising the Monument LTACH Portfolio.

(5)	We paid a loan defeasance fee of approximately $1,223,000, or the loan defeasance fee, related to the repayment of the seller’s loan that was secured by the Lakewood Ranch property and had an outstanding principal balance of approximately $7,561,000 at the time of repayment. As a result of the loan defeasance fee, the fees and expenses associated with the Lakewood Ranch property acquisition exceeded 6.0% of the contract purchase price of the Lakewood Ranch property. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Lakewood Ranch property in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

(6)	We paid a state and city transfer tax of approximately $1,479,000 related to the transfer of ownership in the sale of the Philadelphia SNF Portfolio. Also, we paid additional closing costs of $1,500,000 related to the operator’s costs associated with the sale of the portfolio. As a result of the state and city transfer tax and additional closing costs, the fees and expenses associated with the acquisition of the Philadelphia SNF Portfolio exceeded 6.0% of the contract purchase price of the Philadelphia SNF Portfolio. Pursuant to our charter, prior to the acquisition of the Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Philadelphia SNF Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2010
During the six months ended June 30, 2010, we completed seven acquisitions comprising nine buildings from unaffiliated parties. The aggregate purchase price of these properties was $60,220,000 and we paid $1,658,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the six months ended June 30, 2010:

						Mortgage	Acquisition Fee
				Ownership	Purchase	Loans	to our Advisor
Property	Location	Type	Date Acquired	Percentage	Price	Payable(1)	or its Affiliates(2)

Lacombe Medical Office Building	Lacombe, LA	Medical Office	03/05/10	100%	$6,970,000	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	03/31/10	100%	6,500,000	3,341,000	179,000
Parkway Medical Center	Beachwood, OH	Medical Office	04/12/10	100%	10,900,000	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office	04/30/10	100%	8,400,000	4,443,000	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	05/27/10	100%	11,000,000	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	06/25/10	100%	10,100,000	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	06/28/10	100%	6,350,000	—	175,000

Total					$60,220,000	$7,784,000	$1,658,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

In place leases, net of accumulated amortization of $1,923,000 and $1,028,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 10.7 years and 11.3 years as of June 30, 2011 and December 31, 2010, respectively)	$28,040,000	$13,245,000
Above market leases, net of accumulated amortization of $273,000 and $121,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 9.3 years and 9.6 years as of June 30, 2011 and December 31, 2010, respectively)	2,833,000	1,795,000
Tenant relationships, net of accumulated amortization of $855,000 and $377,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 20.1 years and 21.8 years as of June 30, 2011 and December 31, 2010, respectively)	21,307,000	11,912,000
Leasehold interests, net of accumulated amortization of $38,000 and $2,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 60.0 years and 62.4 years as of June 30, 2011 and December 31, 2010, respectively)	11,491,000	1,256,000
Master leases, net of accumulated amortization of $243,000 and $95,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 1.6 years and 1.6 years as of June 30, 2011 and December 31, 2010, respectivey)	813,000	360,000

	$64,484,000	$28,568,000

Amortization expense for the three months ended June 30, 2011 and 2010 was $1,307,000 and $291,000, respectively, which included $133,000 and $26,000, respectively, of amortization recorded against rental income for above market leases and master leases and $31,000 and $0 respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. Amortization expense for the six months ended June 30, 2011 and 2010 was $2,134,000 and $304,000, respectively, which included $199,000 and $26,000, respectively, of amortization recorded against rental income for above market leases and master leases and $36,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregated weighted average remaining life of the identified intangible assets is 22.4 years and 17.7 years as of June 30, 2011 and December 31, 2010, respectively. Estimated amortization expense on the identified intangible assets as of June 30, 2011, for the six months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$3,190,000
2012	5,798,000
2013	5,190,000
2014	4,577,000
2015	4,246,000
Thereafter	41,483,000

$64,484,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred financing costs, net of accumulated amortization of $647,000 and $225,000 as of June 30, 2011 and December 31, 2010, respectively	$3,234,000	$1,390,000
Lease commissions, net of accumulated amortization of $10,000 and $1,000 as of as of June 30, 2011 and December 31, 2010, respectively	353,000	58,000
Deferred rent receivable	1,489,000	576,000
Prepaid expenses and deposits	466,000	345,000

	$5,542,000	$2,369,000

Amortization expense on deferred financing costs for the three months ended June 30, 2011 and 2010 was $266,000 and $5,000, respectively, and for the six months ended June 30, 2011 and 2010 was $513,000 and $5,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations. For the six months ended June 30, 2011, $42,000 of the $513,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. See Note 6, Mortgage Loans Payable, Net, for a further discussion.
Amortization expense on lease commissions for the three months ended June 30, 2011 and 2010 was $7,000 and $0, respectively, and for the six months ended June 30, 2011 and 2010 was $9,000 and $0, respectively.
Estimated amortization expense on deferred financing costs and lease commissions as of June 30, 2011, for the six months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2011	$802,000
2012	1,041,000
2013	668,000
2014	420,000
2015	178,000
Thereafter	478,000

$3,587,000

6. Mortgage Loans Payable, Net
Mortgage loans payable were $83,374,000 ($83,388,000, net of discount and premium) and $58,648,000 ($58,331,000, net of discount) as of June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011, we had five fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.29% to 6.60% per annum and a weighted average effective interest rate of 5.26% per annum. As of June 30, 2011, we had $56,125,000 ($56,420,000, net of discount and premium) of fixed rate debt, or 67.3% of mortgage loans payable, at a weighted average effective interest rate of 6.06% per annum and $27,249,000 ($26,968,000, net of discount) of variable rate debt, or 32.7% of mortgage loans payable, at a weighted average effective interest rate of 3.62% per annum.
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
Most of the mortgage loans payable may be prepaid, which in some cases are subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loans payable, net consisted of the following as of June 30, 2011 and December 31, 2010:

	Interest
Property	Rate(1)	Maturity Date	June 30, 2011	December 31, 2010

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,337,000	$4,383,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,881,000	7,971,000
Monument LTACH Portfolio	5.53%	06/19/18	15,465,000	—
Hardy Oak Medical Office Building	6.60%	10/10/16	5,229,000	—
Dixie-Lobo Medical Office Building Portfolio	6.34%	12/28/11	23,213,000	—

			56,125,000	12,354,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.29%	08/15/21 (callable)	3,076,000	3,184,000
Virginia Skilled Nursing Facility Portfolio(3)	5.50%	03/14/12	9,771,000	26,810,000
Surgical Hospital of Humble(4)	—	—	—	9,000,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	7,228,000	7,300,000
Muskogee Long-Term Acute Care Hospital	2.59%	04/07/18	7,174,000	—

			27,249,000	46,294,000

Total fixed and variable rate debt			83,374,000	58,648,000
Less: discount			(298,000)	(317,000)
Add: premium			312,000	—

Mortgage loans payable, net			$83,388,000	$58,331,000

(1)	Represents the per annum interest rate in effect as of June 30, 2011.

(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

(3)	Represents a bridge loan we secured from KeyBank which matures on March 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The maturity date may be extended by one six-month period subject to satisfaction of certain conditions. On June 30, 2011, we used $17,039,000 in borrowings from the line of credit with KeyBank, as defined in Note 8, to pay towards the outstanding balance on the bridge loan. See Note 8, Lines of Credit, for a further discussion.

(4)	As of December 31, 2010, we had an outstanding mortgage loan payable balance of $9,000,000, which was subsequently paid in full in March 2011 with no prepayment penalties assessed per the terms of the mortgage agreement. In connection with the early extinguishment, we wrote off $42,000 in deferred financing costs, which is included in interest expense in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The principal payments due on our mortgage loans payable as of June 30, 2011, for the six months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$26,850,000
2012	15,115,000
2013	1,096,000
2014	1,137,000
2015	1,183,000
Thereafter	37,993,000

$83,374,000

7. Derivative Financial Instruments
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income.
As of June 30, 2011, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2011 and 2010, we recorded $299,000 and $120,000, respectively, and for the six months ended June 30, 2011 and 2010, we recorded $225,000 and $120,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of June 30, 2011:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,076,000	one month LIBOR	6.00%	$(377,000)	Swap	08/15/21
7,228,000	one month LIBOR	4.41%	(126,000)	Swap	01/01/14
7,174,000	one month LIBOR	4.28%	(175,000)	Swap	05/01/14

$17,478,000			$(678,000)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,184,000	one month LIBOR	6.00%	$(372,000)	Swap	08/15/21
7,300,000	one month LIBOR	4.41%	(81,000)	Swap	01/01/14

$10,484,000			$(453,000)

See Note 13, Fair Value of Financial Instruments, for a further discussion of the fair value of our derivative financial instruments.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
8. Lines of Credit
Bank of America, N.A.
On July 19, 2010, we entered into a loan agreement with Bank of America, or the Bank of America Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $25,000,000, or the Bank of America line of credit. On May 4, 2011, we modified the Bank of America line of credit to increase the aggregate maximum principal amount from $25,000,000 to $45,000,000, subject to certain borrowing base conditions. The proceeds of loans made under the Bank of America line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions). The actual amount of credit available under the Bank of America line of credit at any given time is a function of, and is subject to, certain loan to cost, loan to value and debt service coverage ratios contained in the Bank of America Loan Agreement, as amended. The Bank of America line of credit matures on July 19, 2012 and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.
Prior to May 4, 2011, any loan made under the Bank of America line of credit bore interest at rates equal to either: (i) the daily floating London Interbank Offered Rate, or LIBOR, plus 3.75% per annum, subject to a minimum interest rate floor of 5.00% per annum, or (ii) if the daily floating LIBOR rate was not available, a base rate which meant, for any day, a fluctuating rate per annum equal to the prime rate for such day plus 3.75% per annum, subject to a minimum interest rate floor of 5.00% per annum. On May 4, 2011, we modified the Bank of America line of credit to: (i) reduce the interest rate to an interest rate equal to LIBOR plus 3.50% per annum or in the event the daily LIBOR rate is not available, then Bank of America’s prime rate for such day plus 3.50%; and (ii) remove the requirement of an interest rate floor of 5.00% per annum.
The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the Bank of America line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum distribution covenant; and (v) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the Bank of America line of credit. As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants and requirements.
Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $31,115,000 and $22,600,000, respectively, as of June 30, 2011 and December 31, 2010. Borrowings outstanding under the Bank of America line of credit totaled $22,000,000 and $11,800,000, respectively, as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, $9,115,000 and $10,800,000, respectively, remained available under the Bank of America line of credit. The weighted-average interest rate of borrowings as of June 30, 2011 and December 31, 2010 was 3.69% and 5.00% per annum, respectively. The Bank of America line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building and Ennis Medical Office Building as of June 30, 2011.
KeyBank National Association
On June 30, 2011, we entered into a loan agreement with KeyBank, or the KeyBank Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $71,500,000, or the KeyBank line of credit. The proceeds of loans made under the KeyBank line of credit may be used to acquire, finance or refinance eligible properties or for other incidental purposes as approved by KeyBank. The KeyBank line of credit matures on June 30, 2014 and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
During the initial and extended term of the KeyBank Loan Agreement, any loan made under the KeyBank Loan Agreement shall bear interest at a per annum rate depending on the type of designated loan being provided for under the KeyBank Loan Agreement. As a result, the interest rates shall be as follows: (i) for loans designated as LIBOR Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be based on LIBOR, as defined in the KeyBank Loan Agreement, plus 3.50%; (ii) for loans designated as Prime Rate Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be equal to a fluctuating interest rate per annum equal to the rate of interest established by KeyBank as its Prime Rate, plus 0.75% per annum; and (iii) for loans designated as Base Rate Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be equal to a fluctuating interest rate equal to 3.50% per annum plus the greater of: (a) a rate of interest established by KeyBank as its Prime Rate; (b) the Federal Funds Rate plus 0.50% per annum; or (c) the interest rate then in effect for LIBOR Loans, plus 1.00% per annum.
The KeyBank Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries that own properties that serve as collateral for the KeyBank line of credit. The KeyBank Loan Agreement also imposes the following financial covenants: (i) a maximum consolidated total leverage ratio; (ii) a minimum debt service coverage ratio; (iii) a minimum consolidated net worth covenant; and (iv) a minimum rent coverage ratio. In addition, the KeyBank Loan Agreement includes events of default that are customary for credit facilities and transactions of this type. In the event of default, KeyBank has the right to assert its remedies and terminate its obligations under the KeyBank Loan Agreement, including the termination of funding of future loans, acceleration of payment on any unpaid principal amount of all outstanding loans and interest thereon and foreclosure on the properties securing the KeyBank line of credit. As of June 30, 2011, we were in compliance with all such covenants and requirements.
Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity and the borrowings outstanding were $71,139,000 as of June 30, 2011. As of June 30, 2011, $0 remained available under the KeyBank line of credit. The weighted-average interest rate of borrowings as of June 30, 2011 was 3.74% per annum. The KeyBank line of credit is secured by four facilities of the Virginia Skilled Nursing Facility Portfolio, the Yuma Skilled Nursing Facility and the Philadelphia SNF Portfolio as of June 30, 2011.
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $84,000 and $42,000 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 15.3 years and 16.9 years as of June 30, 2011 and December 31, 2010, respectively)	$621,000	$502,000
Amortization expense on below market leases for the three months ended June 30, 2011 and 2010 was $29,000 and $5,000, respectively, and for the six months ended June 30, 2011 and 2010 was $50,000 and $5,000, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Estimated amortization expense on below market leases as of June 30, 2011, for the six months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$63,000
2012	89,000
2013	41,000
2014	34,000
2015	29,000
Thereafter	365,000

$621,000

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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of June 30, 2011 and December 31, 2010, our advisor and its affiliates had incurred expenses on our behalf of $2,953,000 and $2,701,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2011 and December 31, 2010. To the extent we raise additional funds from our offering, these amounts may become our liability.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, or our dealer manager. Until April 18, 2011, Grubb & Ellis Securities served as the dealer manager of our offering. Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2011 and 2010, we incurred $14,737,000 and $4,762,000, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $23,130,000 and $7,844,000, respectively, to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2011 and 2010, we incurred $5,508,000 and $2,077,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $9,577,000 and $3,763,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2011 and 2010, we incurred $2,409,000 and $915,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $4,205,000 and $1,655,000, respectively, in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2011 and 2010, we incurred $805,000 and $309,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $1,405,000 and $556,000, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended June 30, 2011 and 2010, we incurred $4,969,000 and $1,287,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $5,992,000 and $1,658,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. As of June 30, 2011, such fees and expenses did not exceed 6.0% of the purchase price or total development costs, except with respect to our acquisition of the Lakewood Ranch property and the Philadelphia SNF Portfolio. For a further discussion, please see footnote (5) and footnote (6) in Note 3, Real Estate Investments — Acquisitions in 2011.
For the three months ended June 30, 2011 and 2010, we incurred $11,000 and $3,000, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $19,000 and $11,000, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2011 and 2010, we incurred $656,000 and $80,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $1,096,000 and $85,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

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
For the three months ended June 30, 2011 and 2010, we incurred $193,000 and $42,000 respectively, and for the six months ended June 30, 2011 and 2010, we incurred $313,000 and $44,000, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the three months ended June 30, 2011 and 2010, our advisor or its affiliates incurred on our behalf $24,000 and $2,000, respectively, and for the six months ended June 30, 2011 and 2010, our advisor or its affiliates incurred on our behalf $48,000 and $2,000, respectively, in payroll for on-site personnel and engineering, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2011 and 2010, we incurred $56,000 and $0, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $304,000 and $0, respectively, in lease fees to our advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2011 and 2010, we incurred $13,000 and $0, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $13,000 and $0, respectively, in construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying condensed consolidated balance sheets.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended June 30, 2011, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and (91.5)%, respectively, for the 12 months ended June 30, 2011.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended June 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $0 and $5,000, respectively, and for the six months ended June 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $9,000 and $14,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
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
For the three months ended June 30, 2011 and 2010, we incurred expenses of $80,000 and $29,000, respectively, and for the six months ended June 30, 2011 and 2010, we incurred expenses of $129,000 and $43,000, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended June 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred expenses of $27,000 and $13,000, respectively, and for the six months ended June 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred expenses of $47,000 and $23,000, respectively, for subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended June 30, 2011 and 2010, we incurred expenses of $13,000 and $13,000, respectively, and for the six months ended June 30, 2011 and 2010, we incurred expenses of $20,000 and $13,000, respectively, for internal controls compliance services our advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, we did not incur any disposition fees to our advisor or its affiliates.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, we did not incur any such distributions to our advisor.
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
As of June 30, 2011 and December 31, 2010, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Executive Stock Purchase Plan
On April 7, 2011, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the Plan, whereby each executive has irrevocably agreed to invest 100% and 50.0%, respectively, of their after-tax cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other cash compensation, including bonuses. Their first investment under the Plan began with their regularly scheduled payroll payment on April 29, 2011 and will terminate on the earlier of (i) December 31, 2011, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions. For the three and six months ended June 30, 2011, Mr. Hanson invested $45,000 of his compensation and we issued 5,013 shares pursuant to his Plan. For the three and six months ended June 30, 2011, Mr. Prosky invested $17,000 of his compensation and we issued 1,904 shares pursuant to his Plan.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of June 30, 2011 and December 31, 2010:

Fee	June 30, 2011	December 31, 2010

Selling commissions and dealer manager fees	$600,000	$539,000
Lease commissions	49,000	5,000
Asset and property management fees	344,000	166,000
Offering costs	119,000	86,000
Operating expenses	80,000	16,000
On-site personnel and engineering payroll	8,000	7,000
Acquisition expenses	14,000	—
Construction management fees	27,000	21,000

	$1,241,000	$840,000

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of June 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through June 30, 2011, we had issued 29,270,824 shares of our common stock in connection with our offering and 537,451 shares of our common stock pursuant to the DRIP, and we had also repurchased 74,136 shares of our common stock under our share repurchase plan. As of June 30, 2011 and December 31, 2010, we had 29,784,139 and 15,452,668 shares of our common stock issued and outstanding, respectively.
Noncontrolling Interests
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of June 30, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned a 0.01% limited partnership interest in our operating partnership. As such, 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In addition, as of June 30, 2011 and December 31, 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the three months ended June 30, 2011 and 2010, $1,833,000 and $376,000, respectively, in distributions were reinvested and 192,935 and 39,671 shares of our common stock, respectively, were issued pursuant to the DRIP. For the six months ended June 30, 2011 and 2010, $3,121,000 and $502,000, respectively, in distributions were reinvested and 328,496 and 52,885 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2011 and December 31, 2010, a total of $5,106,000 and $1,985,000, respectively, in distributions were reinvested and 537,451 and 208,955 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
For the three months ended June 30, 2011, we received share repurchase requests and repurchased 44,636 shares of our common stock for an aggregate of $423,000 at an average repurchase price of $9.47 per share, and for the six months ended June 30, 2011, we received share repurchase requests and repurchased 53,136 shares of our common stock for an aggregate of $501,000 at an average repurchase price of $9.44 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. We did not receive any share repurchase requests for the three and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, we had received share repurchase requests and had repurchased 74,136 shares of our common stock for an aggregate of $711,000 at an average price of $9.60 per share and 21,000 shares of our common stock for an aggregate of $210,000 at an average price of $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2011 and 2010, we recognized compensation expense of $27,000 and $23,000, respectively, and for the six months ended June 30, 2011 and 2010, we recognized compensation expense of $38,000 and $31,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2011 and 2010, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2011 and December 31, 2010, there was $173,000 and $136,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.96 years.
As of June 30, 2011 and December 31, 2010, the fair value of the nonvested shares of our restricted common stock was $195,000 and $150,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2011 and December 31, 2010, and the changes for the six months ended June 30, 2011, is presented below:

		Weighted
		Average Grant
	Number of Nonvested Shares of	Date Fair
	our Restricted Common Stock	Value

Balance — December 31, 2010	15,000	$10.00
Granted	7,500	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—

Balance — June 30, 2011	19,500	$10.00

Expected to vest — June 30, 2011	19,500	$10.00

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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Assets and liabilities at fair value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$678,000	$—	$678,000

Total liabilities at fair value	$—	$678,000	$—	$678,000

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
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the lines of credit.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We consider the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net and accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and the lines of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the fair value of the mortgage loans payable were $83,317,000 and $59,246,000, respectively, compared to the carrying value of $83,388,000 and $58,331,000, respectively. The fair value of the lines of credit as of June 30, 2011 and December 31, 2010 were $93,134,000 and $12,070,000, respectively, compared to the carrying value of $93,139,000 and $11,800,000, respectively.
14. Business Combinations
2011
For the six months ended June 30, 2011, we completed nine acquisitions comprising 28 buildings and 988,000 square feet of GLA. The aggregate purchase price was $218,043,000, plus closing costs and acquisition fees of $10,998,000, $8,275,000 of which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations and $2,723,000 of which is capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2011 for the periods subsequent to the acquisition dates. For the period from the acquisition date through June 30, 2011, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Columbia Long-Term Acute Care Hospital	$615,000	$382,000
St. Anthony North Denver Medical Office Building	$439,000	$131,000
Loma Linda Pediatric Specialty Hospital	$398,000	$243,000
Yuma Skilled Nursing Facility	$251,000	$143,000
Hardy Oak Medical Office Building	$251,000	$(34,000)
Lakewood Ranch Medical Office Building	$359,000	$(42,000)
Dixie-Lobo Medical Office Building Portfolio	$462,000	$(54,000)
Milestone Medical Office Building Portfolio	$434,000	$146,000
Philadelphia SNF Portfolio	$—	$(21,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following summarizes the fair value of our nine acquisitions at the time of acquisition. We present separately the three individually significant acquisitions during the six months ended June 30, 2011, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, and aggregate the rest of the acquisitions during the six months ended June 30, 2011.

	Dixie-Lobo	Milestone
	Medical Office	Medical Office	Philadelphia SNF
	Building Portfolio	Building Portfolio	Portfolio		Other 2011 Acquisitions

Land	$—	$495,000	$4,747,000		$4,386,000
Building and improvements	22,192,000	32,744,000	68,418,000		55,580,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		5,566,000
Tenant relationships	2,808,000	2,531,000	—		4,534,000
Leasehold interest	3,449,000	5,301,000	—		1,521,000
Master lease	—	580,000	—		21,000
Above market leases	—	804,000	—		408,000

Total assets acquired	30,131,000	44,974,000	80,556,000		72,016,000

Mortgage loans payable, net	(23,320,000)	—	—		(5,516,000)
Below market leases	—	(34,000)	—		(134,000)
Other liabilities	—	—	(4,056,000	)(1)	(1,500,000) (2)

Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(7,150,000)

Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$64,866,000

(1)	Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration in connection with the purchase of Philadelphia SNF Portfolio. An estimated $1,402,000 of such amount will be paid upon receipt of notification within six years of the acquisition date that the tenant has achieved a certain rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment, however such payment is limited by the tenant’s rent coverage ratio and will result in additional rental revenue to us. Up to $2,500,000 of such contingent consideration will be paid within two years of the acquisition date upon notification that (i) the tenant has achieved a certain rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000.

(2)	Included in other liabilities is $1,500,000 accrued for as contingent consideration in connection with the purchase of Yuma Skilled Nursing Facility. Such payment will be made to the seller upon receipt of notification within three years of the acquisition date that (i) the tenant has achieved a certain lease coverage ratio for two consecutive calendar quarters and (ii) that the tenant has completed an estimated $3,500,000 renovation project. If such notification is not received, no payment will be made. The payment will be either $0 or $1,500,000.
Assuming the acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three and six months ended June 30, 2011 and 2010, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$11,677,000	$7,040,000	$23,275,000	$12,963,000
Net income (loss)	$1,504,000	$(285,000)	$3,573,000	$569,000
Net income (loss) attributable to controlling interest	$1,504,000	$(285,000)	$3,572,000	$569,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$(0.02)	$0.10	$0.03
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2010
For the six months ended June 30, 2010, we completed seven acquisitions comprising nine buildings and 315,000 square feet of GLA. The aggregate purchase price was $60,220,000, plus closing costs and acquisition fees of $2,047,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2010 for the periods subsequent to the acquisition dates. For the period from the acquisition date through June 30, 2010, we recognized the following amounts of revenues and net loss for the acquisitions:

Property	Revenues	Net Loss

Lacombe Medical Office Building	$262,000	$(201,000)
Center for Neurosurgery and Spine	$208,000	$(454,000)
Parkway Medical Center	$391,000	$(383,000)
Highlands Ranch Medical Pavilion	$205,000	$(326,000)
Muskogee Long-Term Acute Care Hospital	$105,000	$(295,000)
St. Vincent Medical Office Building	$25,000	$(311,000)
Livingston Medical Arts Pavilion	$7,000	$(202,000)
The fair value of our seven acquisitions at the time of acquisition is shown below:

	Lacombe Medical Office	Center for	Parkway Medical	Highlands Ranch	Muskogee Long-Term	St. Vincent Medical	Livingston Medical
	Building	Neurosurgery and Spine	Center	Medical Pavilion	Acute Care Hospital	Office Building	Arts Pavilion

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000	$1,568,000	$—
Building and improvements	5,438,000	4,689,000	7,192,000	5,444,000	8,314,000	6,746,000	4,976,000
In-place leases	512,000	575,000	969,000	668,000	897,000	741,000	519,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000	964,000	312,000
Leasehold interest	—	—	—	—	—	—	149,000
Above market leases	—	327,000	97,000	27,000	—	106,000	473,000

Total assets acquired	6,817,000	6,495,000	10,896,000	8,372,000	10,985,000	10,125,000	6,429,000

Mortgage loan payables, net	—	(3,025,000)	—	(4,414,000)	—	—	—
Below market leases	—	—	(41,000)	—	—	(50,000)	(80,000)
Derivative financial instrument	—	(310,000)	—	—	—	—	—

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—	(50,000)	(80,000)

Net assets acquired	$6,817,000	$3,160,000	$10,855,000	$3,958,000	$10,985,000	$10,075,000	$6,349,000

Assuming the acquisitions in 2010 discussed above had occurred on January 1, 2010, for the three and six months ended June 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenues	$2,024,000	$4,023,000
Net loss	$(317,000)	$(2,603,000)
Net loss attributable to controlling interest	$(317,000)	$(2,603,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.42)

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
15. Segment Reporting
As of June 30, 2011, we evaluated our business and made resource allocations based on three business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011. There are no intersegment sales or transfers.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and six months ended June 30, 2011 and 2010 is as follows:

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	June 30, 2011

Revenue:
Rental income	$5,020,000	$1,828,000	$1,827,000	$8,675,000

Expenses:
Rental expenses	1,546,000	147,000	124,000	1,817,000

Segment net operating income	$3,474,000	$1,681,000	$1,703,000	$6,858,000

Expenses:
General and administrative				1,458,000
Acquisition related expenses				7,236,000
Depreciation and amortization				3,274,000

Loss from operations				(5,110,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(1,473,000)
Loss in fair value of derivative financial instruments				(299,000)
Interest income				2,000

Net loss				$(6,880,000)

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	June 30, 2010

Revenue:
Rental income	$1,037,000	$105,000	$—	$1,142,000

Expenses:
Rental expenses	380,000	10,000	—	390,000

Segment net operating income	$657,000	$95,000	$—	$752,000

Expenses:
General and administrative				360,000
Acquisition related expenses				1,695,000
Depreciation and amortization				536,000

Loss from operations				(1,839,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(108,000)
Loss in fair value of derivative financial				(120,000)
instruments
Interest income				8,000

Net loss				$(2,059,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office		Skilled Nursing	Six Months Ended
	Buildings	Hospitals	Facilities	June 30, 2011

Revenue:
Rental income	$8,144,000	$3,536,000	$3,002,000	$14,682,000

Expenses:
Rental expenses	2,546,000	283,000	191,000	3,020,000

Segment net operating income	$5,598,000	$3,253,000	$2,811,000	$11,662,000

Expenses:
General and administrative				2,379,000
Acquisition related expenses				8,785,000
Depreciation and amortization				5,476,000

Loss from operations				(4,978,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(2,568,000)
Loss in fair value of derivative financial instruments				(225,000)
Interest income				6,000

Net loss				$(7,765,000)

	Medical Office		Skilled Nursing	Six Months Ended
	Buildings	Hospitals	Facilities	June 30, 2010

Revenue:
Rental income	$1,098,000	$105,000	$—	$1,203,000

Expenses:
Rental expenses	397,000	10,000	—	407,000

Segment net operating income	$701,000	$95,000	$—	$796,000

Expenses:
General and administrative				545,000
Acquisition related expenses				2,332,000
Depreciation and amortization				565,000

Loss from operations				(2,646,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(109,000)
Loss in fair value of derivative financial				(120,000)
instruments
Interest income				13,000

Net loss				$(2,862,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets by reportable segments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Medical office buildings	$206,410,000	$97,157,000
Hospitals	65,466,000	53,313,000
Skilled nursing facilities	152,731,000	47,610,000
All other	8,948,000	5,916,000

Total assets	$433,555,000	$203,996,000

16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of June 30, 2011, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Pennsylvania accounted for 19.7% of annualized base rent, Texas accounted for 12.5% of annualized base rent and Virginia accounted for 11.4% of annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2011, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 47.2%, 15.5% and 37.3%, respectively, of annualized base rent. As of June 30, 2011, one of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

		Percentage of		GLA	Lease
	2011 Annual Base	2011 Annual		(Square	Expiration
Tenant	Rent(1)	Base Rent	Property	Feet)	Date

PA Holdings — SNF, L.P.	$7,516,000	19.7%	Philadelphia SNF Portfolio	392,000	06/30/26

(1)	Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2011. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.
17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2011 and 2010, there were 19,500 shares and 18,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Subsequent Events
Status of our Offering
As of July 31, 2011, we had received and accepted subscriptions in our offering for 32,212,023 shares of our common stock, or $321,454,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In July 2011, we repurchased 23,377 shares of our common stock, for an aggregate amount of $217,000, under our share repurchase plan.
Acquisitions
Subsequent to June 30, 2011, we completed one acquisition comprised of one building and 41,000 square feet of GLA from an unaffiliated party. The purchase price of this property was $7,200,000 and we paid $198,000 in acquisition fees to our advisor or its affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the property. The following is a summary of our acquisition subsequent to June 30, 2011:

							Acquisition Fee
				Ownership	Purchase	Mortgage Loan	to our Advisor
Property	Location	Type	Date Acquired	Percentage	Price	Payable(1)	or its Affiliates(2)

Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	100%	$7,200,000	$5,119,000	$198,000

(1)	Represents the balance of the mortgage loan payable assumed by us at the time of acquisition.

(2)	Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for the property acquired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2011 and December 31, 2010, together with our results of operations for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until August 24, 2012, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP. As of June 30, 2011, we had received and accepted subscriptions in our offering for 29,270,824 shares of our common stock, or $292,093,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on June 1, 2012 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor.
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of June 30, 2011, we had completed 22 acquisitions comprising 53 buildings and approximately 1,861,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $411,485,000.
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
Acquisitions in 2011 and 2010
For a discussion of our acquisitions for the six months ended June 30, 2011 and 2010, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to June 30, 2011, see Note 18, Subsequent Events — Acquisitions, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of June 30, 2011, our consolidated properties were 96.9% leased. During the remainder of 2011, leases associated with 2.1% of the leased GLA will expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2011, our remaining weighted average lease term is 10.2 years.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2011 and 2010
Our operating results are primarily comprised of income derived from our portfolio of properties.
We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of June 30, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment.
Except where otherwise noted, the change in our results of operations is primarily due to our 22 acquisitions as of June 30, 2011, as compared to our seven acquisitions as of June 30, 2010. As of June 30, 2011 and 2010, we owned the following types of properties:

	As of June 30,
	2011			2010
	Number of	Aggregate	Leased	Number of	Aggregate	Leased
	Acquisitions	Purchase Price	%	Acquisitions	Purchase Price	%
Medical office buildings	15	$201,690,000	94.1%	6	$49,220,000	95.1%
Hospitals	3	65,795,000	100%	1	11,000,000	100%
Skilled nursing facilities	4	144,000,000	100%	—	—	—%

Total/Weighted Average	22	$411,485,000	96.9%	7	$60,220,000	95.7%

Rental Income
For the three months ended June 30, 2011 and 2010, rental income was $8,675,000 and $1,142,000, respectively, and was primarily comprised of base rent of $6,767,000 and $840,000, respectively, and expense recoveries of $1,334,000 and $241,000, respectively. For the six months ended June 30, 2011 and 2010, rental income was $14,682,000 and $1,203,000, respectively, and was primarily comprised of base rent of $11,528,000 and $875,000, respectively, and expense recoveries of $2,132,000 and $256,000, respectively.
Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Medical office buildings	$5,020,000	$1,037,000	$8,144,000	$1,098,000
Hospitals	1,828,000	105,000	3,536,000	105,000
Skilled nursing facilities	1,827,000	—	3,002,000	—

Total	$8,675,000	$1,142,000	$14,682,000	$1,203,000

Rental Expenses
For the three months ended June 30, 2011 and 2010, rental expenses were $1,817,000 and $390,000, respectively. For the six months ended June 30, 2011 and 2010, rental expenses were $3,020,000 and $407,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Real estate taxes	$795,000	$151,000	$1,285,000	$162,000
Building maintenance	350,000	101,000	619,000	103,000
Utilities	283,000	75,000	479,000	76,000
Property management fees	193,000	42,000	313,000	44,000
Administration	75,000	10,000	139,000	10,000
Insurance	44,000	8,000	65,000	8,000
Other	77,000	3,000	120,000	4,000

Total	$1,817,000	$390,000	$3,020,000	$407,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010

Medical office buildings	$1,546,000	30.8%	$380,000	36.6%	$2,546,000	31.3%	$397,000	36.2%
Hospitals	147,000	8.0%	10,000	9.5%	283,000	8.0%	10,000	9.5%
Skilled nursing facilities	124,000	6.8%	—	—%	191,000	6.4%	—	—%

Total/weighted average	$1,817,000	20.9%	$390,000	34.2%	$3,020,000	20.6%	$407,000	33.8%

Overall, as compared to 2010, the percentage of rental expenses as a percentage of revenue in 2011 is lower as our portfolio contains more hospitals and skilled nursing facilities, which typically have a lower expense to revenue ratio than medical office buildings.
General and Administrative
For the three months ended June 30, 2011 and 2010, general and administrative was $1,458,000 and $360,000, respectively. For the six months ended June 30, 2011 and 2010, general and administrative was $2,379,000 and $545,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Asset management fees	$656,000	$80,000	$1,096,000	$85,000
Professional and legal fees	252,000	104,000	463,000	168,000
Bad debt expense	231,000	—	245,000	—
Board of directors fees	73,000	37,000	133,000	79,000
Transfer agent services	80,000	29,000	129,000	43,000
Directors’ and officers’ liability insurance	44,000	45,000	88,000	89,000
Franchise taxes	18,000	—	73,000	2,000
Postage & delivery	48,000	26,000	59,000	28,000
Bank charges	23,000	7,000	41,000	8,000
Restricted stock compensation	27,000	23,000	38,000	31,000
Other	6,000	9,000	14,000	12,000

Total	$1,458,000	$360,000	$2,379,000	$545,000

The increase in general and administrative is primarily the result of purchasing properties in 2011 and 2010 and thus incurring asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

Acquisition Related Expenses
For the three months ended June 30, 2011 and 2010, we incurred acquisition related expenses of $7,236,000 and $1,695,000, respectively. For the three months ended June 30, 2011, acquisition related expenses related primarily to expenses associated with the acquisition of Yuma Skilled Nursing Facility, Hardy Oak Medical Office Building, Lakewood Ranch Medical Office Building, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, including acquisition fees of $4,969,000, incurred to our advisor or its affiliates. For the three months ended June 30, 2010, acquisition related expenses related primarily to expenses associated with the acquisition of Parkway Medical Center, Highlands Ranch Medical Pavilion, Muskogee Long-Term Acute Care Hospital, St. Vincent Medical Office Building and Livingston Medical Arts Pavilion, including acquisition fees of $1,287,000, incurred to our advisor or its affiliates.
For the six months ended June 30, 2011 and 2010, we incurred acquisition related expenses of $8,785,000 and $2,332,000, respectively. For the six months ended June 30, 2011, acquisition related expenses related primarily to expenses associated with the acquisition of Columbia Long-Term Acute Care Hospital, St. Anthony North Medical Office Building, Loma Linda Pediatric Specialty Hospital, Yuma Skilled Nursing Facility, Hardy Oak Medical Office Building, Lakewood Ranch Medical Office Building, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, including acquisition fees of $5,992,000, incurred to our advisor or its affiliates. For the six months ended June 30, 2010, acquisition related expenses related primarily to expenses associated with the acquisition of Lacombe Medical Office Building, Center for Neurosurgery and Spine, Parkway Medical Center, Highlands Ranch Medical Pavilion, Muskogee Long-Term Acute Care Hospital, St. Vincent Medical Office Building and Livingston Medical Arts Pavilion, including acquisition fees of $1,658,000, incurred to our advisor or its affiliates.
Depreciation and Amortization
For the three months ended June 30, 2011 and 2010, depreciation and amortization was $3,274,000 and $536,000, respectively, and consisted primarily of depreciation on our operating properties of $2,124,000 and $271,000, respectively, and amortization on our identified intangible assets of $1,143,000 and $265,000, respectively. For the six months ended June 30, 2011 and 2010, depreciation and amortization was $5,476,000 and $565,000, respectively, and consisted primarily of depreciation on our operating properties of $3,568,000 and $287,000, respectively, and amortization on our identified intangible assets of $1,899,000 and $278,000, respectively.
Interest Expense
For the three months ended June 30, 2011 and 2010, interest expense, including loss in fair value of derivative financial instruments, was $1,772,000 and $228,000, respectively. For the six months ended June 30, 2011 and 2010, interest expense including loss in fair value of derivative financial instruments was $2,793,000 and $229,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest expense — mortgage loans payable and derivative financial instruments	$1,117,000	$94,000	$1,895,000	$95,000
Amortization of deferred financing costs — mortgage loans payable	166,000	5,000	293,000	5,000
Loss on extinguishment of debt — write-off of deferred financing costs	—	—	42,000	—
Amortization of debt discount and premium	(22,000)	9,000	(13,000)	9,000
Interest expense — lines of credit	112,000	—	173,000	—
Amortization of deferred financing costs — lines of credit	100,000	—	178,000	—
Loss in fair value of derivative financial instruments	299,000	120,000	225,000	120,000

Total	$1,772,000	$228,000	$2,793,000	$229,000

Interest Income
For the three months ended June 30, 2011 and 2010, we had interest income of $2,000 and $8,000, respectively, and for the six months ended June 30, 2011 and 2010, we had interest income of $6,000 and $13,000, respectively, related to interest earned on funds held in cash accounts.
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
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $3,971,000 to pay interest on our outstanding indebtedness in the remaining six months of 2011, based on rates in effect as of June 30, 2011. In addition, we estimate that we will require $26,850,000 to pay principal on our outstanding indebtedness in the remaining six months of 2011. In addition, we require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
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
Based on the properties owned as of June 30, 2011, we estimate that our expenditures for capital improvements and tenant improvements will require up to $1,902,000 for the remaining six months of 2011. As of June 30, 2011, we had $2,561,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2011 and 2010, were $892,000 and $1,603,000, respectively. For the six months ended June 30, 2011, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses, partially offset by the cash flows provided by our acquisitions. For the six months ended June 30, 2010, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Cash flows used in investing activities for the six months ended June 30, 2011 and 2010, were $192,922,000 and $52,224,000, respectively. For the six months ended June 30, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $192,366,000 and capital expenditures of $1,192,000, offset by a decrease in real estate and escrow deposits for the purchase of real estate in the amount of $499,000. For the six months ended June 30, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $51,552,000 and the payment of $500,000 in real estate and escrow deposits. We anticipate cash flows used in investing activities to increase as we purchase additional properties.
Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010, were $196,720,000 and $48,928,000, respectively. For the six months ended June 30, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $140,231,000, principal payments on our mortgage loans payable in the amount of $31,466,000, net borrowings under our secured revolving credit facilities with Bank of America, N.A. and KeyBank National Association, or the lines of credit, in the amount of $81,339,000, partially offset by the payment of offering costs of $15,093,000 and distributions of $3,214,000. Additional cash outflows related to deferred financing costs of $2,308,000 in connection with the debt financing for our acquisitions. For a further discussion of our lines of credit, see Note 8, Lines of Credit, to our accompanying condensed consolidated financial statements. Of the $31,466,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand and $17,039,000 reflects an early payment made on a $26,810,000 bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings from our line of credit with KeyBank National Association. For the six months ended June 30, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $55,475,000, partially offset by the payment of offering costs of $6,159,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on September 30, 2011.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP shares monthly in arrears.
The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to qualify or maintain our qualification as a REIT.
For the six months ended June 30, 2011, we paid distributions of $6,335,000 ($3,214,000 in cash and $3,121,000 in shares of our common stock pursuant to the DRIP). None of the distributions were paid from cash flows from operations of $(892,000) and $6,335,000, or 100%, of the distributions were paid from our offering proceeds. For the six months ended June 30, 2010, we paid distributions of $979,000 ($477,000 in cash and $502,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of $(1,603,000). $259,000, or 26.5%, of the distributions were paid using funds from our sponsor. The distributions in excess of funds from our sponsor were paid from offering proceeds. Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
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
As of June 30, 2011, we had an amount payable of $495,000 to our advisor or its affiliates for lease commissions, asset and property management fees, operating expenses, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2011 and 2010, our funds from operations, or FFO, were $(2,295,000) and $(2,297,000), respectively. For the six months ended June 30, 2011, we paid distributions of $6,335,000, or 100%, from proceeds from our offering. For the six months ended June 30, 2010, we paid distributions of $259,000, or 26.5%, using funds from our sponsor and $720,000, or 73.5%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations below.

Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2011, our borrowings were 43.1% of our properties’ combined fair market values, as defined.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of August 11, 2011 and June 30, 2011, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit
For a discussion of our lines of credit, see Note 8, Lines of Credit, to our accompanying condensed consolidated financial statements.
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

Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of June 30, 2011, we had $56,125,000 ($56,420,000, net of discount and premium) of fixed rate debt and $27,249,000 ($26,968,000, net of discount) of variable rate debt outstanding secured by our properties. In addition, we had $93,139,000 outstanding under our lines of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2011, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.65% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit, (ii) interest payments on our mortgage loans payable, lines of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of June 30, 2011:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2011)		(2012-2013)	(2014-2015)	(after 2016)	Total

Principal payments — fixed rate debt	$23,609,000		$5,762,000	$1,611,000	$25,143,000	$56,125,000
Interest payments — fixed rate debt	1,829,000		3,517,000	3,145,000	4,354,000	12,845,000
Principal payments — variable rate debt	3,241,000	(1)	32,449,000	71,848,000	12,850,000	120,388,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2011)	2,033,000		6,858,000	2,321,000	398,000	11,610,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of June 30, 2011)	109,000		423,000	46,000	—	578,000
Ground lease obligations	62,000		202,000	205,000	5,636,000	6,105,000

Total	$30,883,000		$49,211,000	$79,176,000	$48,381,000	$207,651,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,076,000 ($2,795,000, net of discount) secured by Center for Neurosurgery and Spine as of June 30, 2011, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $92,000, $324,000, $252,000 and $313,000 in 2011, 2012-2013, 2014-2015 and thereafter, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of historical performance, MFFO should not be construed as a historical performance measure. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2011 and 2010.

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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(6,880,000)	$(2,059,000)	$(7,765,000)	$(2,862,000)
Add:
Depreciation and amortization — consolidated properties	3,274,000	536,000	5,476,000	565,000
Less:
Net income attributable to noncontrolling interests	(1,000)	—	(1,000)	—
Depreciation and amortization related to noncontrolling interests	(3,000)	—	(5,000)	—

FFO	$(3,610,000)	$(1,523,000)	$(2,295,000)	$(2,297,000)

Add:
Acquisition related expenses	$7,236,000	$1,695,000	$8,785,000	$2,332,000
Amortization of above and below market leases	80,000	21,000	125,000	21,000
Loss in fair value of derivative financial instruments	299,000	120,000	225,000	120,000
Loss on extinguishment of debt	—	—	42,000	—
Deferred rent receivables related to noncontrolling interests	—	—	1,000	—
Less:
Deferred rent receivables	(464,000)	(73,000)	(913,000)	(84,000)

MFFO	$3,541,000	$240,000	$5,970,000	$92,000

Weighted average common shares outstanding — basic and diluted	25,543,273	5,558,762	21,864,450	4,132,705

Net loss per common share — basic and diluted	$(0.27)	$(0.37)	$(0.36)	$(0.69)

FFO per common share — basic and diluted	$(0.14)	$(0.27)	$(0.10)	$(0.56)

MFFO per common share — basic and diluted	$0.14	$0.04	$0.27	$0.02

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(6,880,000)	$(2,059,000)	$(7,765,000)	$(2,862,000)
Add:
General and administrative	1,458,000	360,000	2,379,000	545,000
Acquisition related expenses	7,236,000	1,695,000	8,785,000	2,332,000
Depreciation and amortization	3,274,000	536,000	5,476,000	565,000
Interest expense	1,772,000	228,000	2,793,000	229,000
Less:
Interest income	(2,000)	(8,000)	(6,000)	(13,000)

Net operating income	$6,858,000	$752,000	$11,662,000	$796,000

Subsequent Events
For a discussion of subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011.
The table below presents, as of June 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$23,609,000	$5,009,000	$753,000	$787,000	$824,000	$25,143,000	$56,125,000	$56,828,000
Weighted average interest rate on maturing debt	6.33%	5.87%	5.79%	5.79%	5.79%	5.86%	6.06%	—
Variable rate debt — principal payments	$3,241,000	$32,106,000	$343,000	$71,489,000	$359,000	$12,850,000	$120,388,000	$119,623,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2011)	1.37%	4.23%	2.85%	3.73%	2.83%	2.85%	3.70%	—
Mortgage loans payable were $83,374,000 ($83,388,000, net of discount and premium) as of June 30, 2011. As of June 30, 2011, we had five fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.29% to 6.60% per annum and a weighted average effective interest rate of 5.26% per annum. As of June 30, 2011, we had $56,125,000 ($56,420,000, net of discount and premium) of fixed rate debt, or 67.3% of mortgage loans payable, at a weighted average effective interest rate of 6.06% per annum and $27,249,000 ($26,968,000, net of discount) of variable rate debt, or 32.7% of mortgage loans payable, at a weighted average effective interest rate of 3.62% per annum. In addition, as of June 30, 2011, we had $93,139,000 outstanding under our lines of credit, at a weighted-average interest rate of 3.72% per annum.
As of June 30, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.65% per annum. $3,076,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $3,076,000 principal balance is reflected in the 2011 column above.

An increase in the variable interest rate on our lines of credit and our variable rate mortgage loans payable constitutes a market risk. As of June 30, 2011, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have no effect on our overall annual interest expense on our mortgage loans payable as either: (i) we have a fixed rate interest rate swap on the variable rate mortgage loan payable; or (ii) we are paying the minimum interest rates under the applicable agreements whereby a 0.50% increase would still be below the minimum interest rate. As of June 30, 2011, a 0.50% increase in LIBOR would have increased our overall interest expense on our lines of credit and mortgage loans payables by $472,000, or 9.2%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on September 30, 2011.
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

For the six months ended June 30, 2011, we paid distributions of $6,335,000 ($3,215,000 in cash and $3,121,000 in shares of our common stock pursuant to the DRIP). None of our distributions were paid from cash flows from operations of $(892,000) and $6,335,000, or 100%, of the distributions were paid from our offering proceeds. For the six months ended June 30, 2010, we paid distributions of $979,000 ($477,000 in cash and $502,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP), none of which were paid from cash flows from operations of $(1,603,000). $259,000, or 26.5%, of the distributions were paid using funds from our sponsor. The distributions in excess of funds from our sponsor were paid from offering proceeds. Under accounting principles generally accepted in the United States of America, or GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.
For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of June 30, 2011, we had an amount payable of $495,000 to our advisor or its affiliates for lease commissions, asset and property management fees, operating expenses, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
For the six months ended June 30, 2011 and 2010, our funds from operations, or FFO, were $(2,295,000) and $(2,297,000), respectively. For the six months ended June 30, 2011, we paid distributions of $6,335,000, or 100%, using proceeds from our offering. For the six months ended June 30, 2010, we paid distributions of $259,000, or 26.5%, using funds from our sponsor and $720,000, or 73.5%, from proceeds from our offering. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net loss to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
Our success is dependent on the performance of our sponsor.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in our sponsor’s industry. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that our sponsor has already experienced and would continue to put downward pressure on our sponsor’s revenues and operating results. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer.

In addition, our sponsor has announced, among other things, that it has retained JMP Securities LLC as an advisor to explore strategic alternatives for Grubb & Ellis, including a potential merger or sale transaction. Our sponsor disclosed in its Form 10-K for the year ended December 31, 2010 that it entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which (i) Colony Capital Acquisitions, LLC and one or more of its affiliates, or collectively, Colony, agreed to provide an $18,000,000 senior secured term loan credit facility, or the Senior Secured Credit Facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to negotiate a strategic transaction with our sponsor. On April 18, 2011, our sponsor announced that it had closed the $18,000,000 Senior Secured Credit Facility and had drawn the initial $9,000,000 tranche under such facility. On May 29, 2011, the exclusivity period ended with respect to negotiations for a strategic transaction between Colony and our sponsor, which allows our sponsor to engage in discussions with parties other than, or in addition to, Colony. There can be no assurance that any strategic transaction with Colony, or with any other strategic partner, will be completed. If our sponsor does not complete a strategic transaction with Colony, or with any other strategic partner, such result could have a material adverse effect on our sponsor’s revenues, which could negatively impact the performance of our advisor and could cause our results of operations and financial condition to suffer. Similarly, if our sponsor enters into a merger or sale transaction, the effect of such a transaction is unknown, but could have a material adverse effect on the performance of our advisor, which could cause our results of operations and financial condition to suffer.
Furthermore, on May 19, 2011, our sponsor received written notice, or the Notice, from NYSE Regulation, Inc. that it is not currently in compliance with the continued listing standards of the New York Stock Exchange, or the NYSE, which require an average market capitalization of not less than $50 million over 30 consecutive trading days and shareholders’ equity of not less than $50 million. Our sponsor intends to notify the NYSE that it will submit a plan, or the Grubb & Ellis Plan, within 45 days from the receipt of the Notice that demonstrates its ability to regain compliance within 18 months. Upon receipt of the Plan, the NYSE has 45 calendar days to review and determine whether our sponsor has made a reasonable demonstration of its ability to come into conformity with the relevant standards within the 18-month period, or whether it will require our sponsor to do so within a lesser time period. The NYSE will either (i) accept the Plan, at which time it would specify the applicable time period within which our sponsor has to come into compliance and continue to monitor our sponsor for compliance with the Plan or (ii) reject the Plan, at which time our sponsor would be subject to suspension and delisting proceedings. If the trading of our sponsor’s stock on the NYSE is suspended or our sponsor’s stock is delisted from the NYSE, such result could have a material adverse effect on our sponsor’s revenues, which could negatively impact the performance of our advisor and could cause our results of operations and financial condition to suffer.
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
As of June 30, 2011, we had received and accepted subscriptions in our offering for 29,270,824 shares of our common stock, or $292,093,000, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2011, a total of $5,106,000 in distributions were reinvested and 537,451 shares of our common stock were issued pursuant to the DRIP.
As of June 30, 2011, we had incurred selling commissions of $19,881,000 and dealer manager fees of $8,753,000 in connection with our offering. We had also incurred other offering expenses of $2,927,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of June 30, 2011 and will not exceed 11.0% in the aggregate. As of June 30, 2011, net offering proceeds were $265,638,000, including proceeds from the DRIP and after deducting offering expenses.
As of June 30, 2011, $719,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of June 30, 2011, we had used $203,185,000 in proceeds from our offering to purchase properties from unaffiliated parties, $11,355,000 to pay acquisition related expenses to affiliated parties, $2,679,000 for lender required restricted cash accounts to unaffiliated parties, $3,895,000 for deferred financing costs to unaffiliated parties, $4,206,000 to pay acquisition related expenses to unaffiliated parties, $31,711,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $150,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.
Unregistered Sales of Equity Securities
On June 14, 2011, in connection with their re-election, we issued an aggregate of 7,500 shares of our restricted common stock to our independent directors pursuant to the 2009 Incentive Plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
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
The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100% of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

During the three months ended June 30, 2011, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs

April 1, 2011 to April 30, 2011	44,636	$9.47	44,636	(2)
May 1, 2011 to May 31, 2011	—	$—	—	(2)
June 1, 2011 to June 30, 2011	—	$—	—	(2)

Total/Weighted Average	44,636	$9.47	44,636

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

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

Grubb & Ellis Healthcare REIT II, Inc.

(Registrant)

August 11, 2011	By:	/s/ Jeffrey T. Hanson

Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

August 11, 2011	By:	/s/ Shannon K S Johnson

Date		Shannon K S Johnson
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4
Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)
4.1
Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 10 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 23, 2011 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 10 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 23, 2011 and incorporated herein by reference)

4.4
Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 10 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 23, 2011 and incorporated herein by reference)

10.1
Promissory Note by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.2
Loan Agreement by and between G&E HC REIT II Muskogee LTACH, LLC and Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.3
Mortgage, Security Agreement and Fixture Filing by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.4
Assignment of Leases and Rents by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.5
International Swap Dealers Association, Inc. Master Agreement by and between by G&E HC REIT II Muskogee LTACH, LLC and Capital One, N.A., dated April 12, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.6
Purchase and Sale Agreement by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.7
Purchase and Sale Agreement by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.8
Purchase and Sale Agreement by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.9
Purchase and Sale Agreement by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.10
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Dixie-Lobo MOB Portfolio, LLC and TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P. and First American Title Insurance Company, dated April 25, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2011 and incorporated herein by reference)

10.11
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.12
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.13
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.14
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.15
Amended and Restated Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.16
First Amendment to Credit Agreement and Related Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.17
First Amendment to and Reaffirmation of Guaranty Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.18
First Amendment to Open-ended Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Parkway Medical Center, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.18
First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Lacombe MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.19
First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.10 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.20
First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Livingston MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.21
First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Sylva MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.22
First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Ennis MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.23
First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2011 and incorporated herein by reference)

10.24
Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.25	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 4, 2011 (included as
Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)
10.26
Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.27
Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.28
Modified Promissory Note by TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., Longview-TMB, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P. in favor of General Electric Capital Corporation, N.A., dated May 12, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.29
Amended and Restated Loan Agreement by and between G&E HC REIT II Alice MOB, LLC, G&E HC REIT II Carlsbad MOB, LLC, G&E HC REIT II Hobbs MOB, LLC, G&E HC REIT II Hope MOB, LLC, G&E HC REIT II Lake Charles MOB, LLC, G&E HC REIT II Lufkin MOB, LLC, G&E HC REIT II Victoria MOB, LLC, G&E HC REIT II Wharton MOB, LLC and General Electric Capital Corporation, dated May 12, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.30
Assumption and Modification Agreement by and between TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., Longview-TMB, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P., G&E HC REIT II Alice MOB, LLC, G&E HC REIT II Carlsbad MOB, LLC, G&E HC REIT II Hobbs MOB, LLC, G&E HC REIT II Hope MOB, LLC, G&E HC REIT II Lake Charles MOB, LLC, G&E HC REIT II Lufkin MOB, LLC, G&E HC REIT II Victoria MOB, LLC, G&E HC REIT II Wharton MOB, LLC, Grubb & Ellis Healthcare REIT II, Inc. and General Electric Capital Corporation, dated May 12, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.31
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Alice, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.32
Line of Credit Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Carlsbad, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.33
Line of Credit Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Hobbs-TMB, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.34
Construction and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Hope-TMB, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.35
Multiple Indebtedness Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Lake Charles, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.8 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.36
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Lufkin, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.9 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.37
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Victoria-TMB, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.10 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.38
Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-I, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.11 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.39
Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.40
Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.41
Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.42
Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.43
Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.44
Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.45
Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.46
Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.47
Assignment and Assumption of Ground Lease by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.48
Special Warranty Deed by Bryant MOB Medical Complex, LLC for the benefit of G&E HC REIT II Bryant MOB, LLC, dated May 26, 2011 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.49
Special Warranty Deed by Home Health Medical Complex, LLC for the benefit of G&E HC REIT II Benton Home Health MOB, LLC, dated May 26, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.50
Special Warranty Deed by Medical Park Place Medical Complex, LLC for the benefit of G&E HC REIT II Benton Medical Plaza I & II MOB, LLC, dated May 26, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.51
Promissory Note by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.52
Additional Advance Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.14 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.53
Deed of Trust Modification Agreement by and between G&E HC REIT II Charlottesville SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.15 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.54
Deed of Trust Modification Agreement by and between G&E HC REIT II Bastian SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.16 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.55
Deed of Trust Modification Agreement by and between G&E HC REIT II Lebanon SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.17 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.56
Deed of Trust Modification Agreement by and between G&E HC REIT II Midlothian SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.18 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.57
Deed of Trust Modification Agreement by and between G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.19 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.58
Replacement Promissory Note by G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.59
Loan and Security Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.60
First Amendment to Loan and Security Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.61
Guaranty Agreement by Grubb & Ellis Healthcare REIT II, Inc. for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.62
Environmental Indemnification Agreement by and between Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.63
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cape Girardeau LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.64
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Joplin LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.66
Deed to Secure Debt, Assignment of Rents and Security Agreement by G&E HC REIT II Athens LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.67
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Columbia LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.68
Modification Agreement by and between G&E HC REIT II Lawton MOB Portfolio, LLC and U.S. Bank National Association, dated June 7, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 13, 2011 and incorporated herein by reference)

10.69
Agreement of Purchase and Sale by and between G&E HC REIT II Care Pavilion SNF, L.P. and Care Pavilion, Inc., dated June 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.70
Agreement of Purchase and Sale by and between G&E HC REIT II Cheltenham York SNF, L.P. and Cheltenham York Road Nursing and Rehabilitation Center, Inc., dated June 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.71
Agreement of Purchase and Sale by and between G&E HC REIT II Cliveden SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.72
Agreement of Purchase and Sale by and between G&E HC REIT II Maplewood Manor SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.73
Agreement of Purchase and Sale by and between G&E HC REIT II Tucker House SNF, L.P. and Tucker House II, Inc., dated June 14, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.74
Bill of Sale by and between G&E HC REIT II Care Pavilion SNF, L.P. and Care Pavilion, Inc., dated June 30, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.75
Bill of Sale by and between G&E HC REIT II Cheltenham York SNF, L.P. and Cheltenham York Road Nursing and Rehabilitation Center, Inc., dated June 30, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.76
Bill of Sale by and between G&E HC REIT II Cliveden SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 30, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.77
Bill of Sale by and between G&E HC REIT II Maplewood Manor SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 30, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.78
Bill of Sale by and between G&E HC REIT II Tucker House SNF, L.P. and Tucker House II, Inc., dated June 30, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.79
Deed by Care Pavilion, Inc. for the benefit of G&E HC REIT II Care Pavilion SNF, L.P., dated June 30, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.80
Deed by Tucker House II, Inc. for the benefit of G&E HC REIT II Tucker House SNF, L.P., dated June 30, 2011 (included as Exhibit 10.10 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.81
Promissory Note by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.82
Credit Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.83
Environmental and Hazardous Substances Indemnity Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Care Pavilion SNF, L.P., G&E HC REIT II Cheltenham York SNF, L.P., G&E HC REIT II Cliveden SNF, L.P., G&E HC REIT II Maplewood Manor SNF, L.P., G&E HC REIT II Tucker House SNF, L.P., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Yuma SNF, LLC and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.84
Letter Fee Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.85
Parent Guaranty Agreement by Grubb & Ellis Healthcare REIT II, Inc. for the benefit of KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.15 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.86
Subsidiary Guaranty Agreement by Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Care Pavilion SNF, L.P., G&E HC REIT II Cheltenham York SNF, L.P., G&E HC REIT II Cliveden SNF, L.P., G&E HC REIT II Maplewood Manor SNF, L.P., G&E HC REIT II Tucker House SNF, L.P., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Yuma SNF, LLC for the benefit of KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.16 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.87
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Care Pavilion SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.17 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.88
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cheltenham York SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.18 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.89
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cliveden SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.19 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.90
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Maplewood Manor SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.20 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.91
Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Tucker House SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.21 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.92
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Charlottesville SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.22 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.93
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Fincastle SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.23 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.94
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Hot Springs SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.24 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.95
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Midlothian SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.25 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.96
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Yuma SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.26 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.97
Special Warranty Deed by Cliveden-Maplewood Convalescent Centers, Inc. for the benefit of G&E HC REIT II Cliveden SNF, L.P., dated June 30, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.98
Deed by Cliveden-Maplewood Convalescent Centers, Inc. for the benefit of G&E HC REIT II Maplewood Manor SNF, L.P., dated June 30, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.99
Deed by Tucker House II, Inc. for the benefit of G&E HC REIT II Tucker House SNF, L.P., dated June 30, 2011(included as Exhibit 10.3 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.100
Deed by Philadelphia Authority for Industrial Development for the benefit of G&E HC REIT II Maplewood Manor SNF, L.P., dated June 30, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.	INS**	XBRL Instance Document
101.	SCH**	XBRL Taxonomy Extension Schema Document
101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.	LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.	DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.