Form 10-Q
period 2011-09-30
Grubb & Ellis Healthcare REIT II, Inc.
filed 2011-11-10
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2011, there were 42,803,820 shares of common stock of Grubb & Ellis Healthcare REIT II, Inc. outstanding.

Grubb & Ellis Healthcare REIT II, Inc.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Real estate investments:
Operating properties, net	$366,402,000	$163,335,000
Cash and cash equivalents	8,812,000	6,018,000
Accounts and other receivables, net	1,314,000	241,000
Restricted cash	2,389,000	2,816,000
Real estate and escrow deposits	3,650,000	649,000
Identified intangible assets, net	65,778,000	28,568,000
Other assets, net	6,194,000	2,369,000

Total assets	$454,539,000	$203,996,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$64,853,000	$58,331,000
Lines of credit	44,947,000	11,800,000
Accounts payable and accrued liabilities	7,649,000	3,356,000
Accounts payable due to affiliates	1,523,000	840,000
Derivative financial instruments	880,000	453,000
Identified intangible liabilities, net	652,000	502,000
Security deposits, prepaid rent and other liabilities	10,683,000	3,352,000

Total liabilities	131,187,000	78,634,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 39,919,575 and 15,452,668 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	399,000	154,000
Additional paid-in capital	355,487,000	137,657,000
Accumulated deficit	(32,656,000)	(12,571,000)

Total stockholders’ equity	323,230,000	125,240,000
Noncontrolling interests (Note 12)	122,000	122,000

Total equity	323,352,000	125,362,000

Total liabilities and equity	$454,539,000	$203,996,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Rental income	$12,504,000	$2,807,000	$27,186,000	$4,010,000

Expenses:
Rental expenses	2,664,000	834,000	5,684,000	1,241,000
General and administrative	1,563,000	503,000	3,942,000	1,048,000
Acquisition related expenses	913,000	2,847,000	9,698,000	5,179,000
Depreciation and amortization	4,553,000	1,157,000	10,029,000	1,722,000

Total expenses	9,693,000	5,341,000	29,353,000	9,190,000

Income (loss) from operations	2,811,000	(2,534,000)	(2,167,000)	(5,180,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(2,199,000)	(323,000)	(4,767,000)	(432,000)
Loss in fair value of derivative financial instruments	(202,000)	(74,000)	(427,000)	(194,000)
Interest income	3,000	1,000	9,000	14,000

Net income (loss)	413,000	(2,930,000)	(7,352,000)	(5,792,000)

Less: net income attributable to noncontrolling interests	—	(1,000)	(1,000)	(1,000)

Net income (loss) attributable to controlling interest	$413,000	$(2,931,000)	$(7,353,000)	$(5,793,000)

Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.01	$(0.34)	$(0.28)	$(1.02)

Weighted average number of common shares outstanding — basic and diluted	34,644,097	8,745,255	26,171,404	5,687,117

Distributions declared per common share	$0.16	$0.16	$0.33	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	23,946,590	240,000	238,762,000	—	—	—	239,002,000
Offering costs	—	—	(25,860,000)	—	—	—	(25,860,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	589,330	6,000	5,593,000	—	—	—	5,599,000
Repurchase of common stock	(76,513)	(1,000)	(718,000)	—	—	—	(719,000)
Amortization of nonvested common stock compensation	—	—	38,000	—	—	—	38,000
Distributions to noncontrolling interests	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(12,732,000)	—	(12,732,000)
Net (loss) income	—	—	—	—	(7,353,000)	1,000	(7,352,000)

BALANCE — September 30, 2011	39,919,575	$399,000	$355,487,000	$—	$(32,656,000)	$122,000	$323,352,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$—	$(281,000)	$1,000	$13,284,000
Issuance of common stock	8,930,259	90,000	89,000,000	—	—	—	89,090,000
Offering costs	—	—	(9,605,000)	—	—	—	(9,605,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	114,983	1,000	1,091,000	—	—	—	1,092,000
Repurchase of common stock	(11,000)	—	(110,000)	—	—	—	(110,000)
Amortization of nonvested common stock compensation	—	—	27,000	—	—	—	27,000
Contribution from noncontrolling interest	—	—	—	—	—	200,000	200,000
Distributions to noncontrolling interests	—	—	—	—	—	(77,000)	(77,000)
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Distributions declared	—	—	—	—	(2,772,000)	—	(2,772,000)
Net (loss) income	—	—	—	—	(5,793,000)	1,000	(5,792,000)

BALANCE — September 30, 2010	10,574,010	$106,000	$94,226,000	$—	$(8,846,000)	$125,000	$85,611,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,352,000)	$(5,792,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, master leases, debt discount and premium and deferred rent receivable)	9,433,000	1,598,000
Stock based compensation	53,000	42,000
Bad debt expense	250,000	—
Changes in fair value of derivative financial instruments	427,000	194,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,092,000)	(453,000)
Other assets	(208,000)	(181,000)
Accounts payable and accrued liabilities	2,809,000	1,256,000
Accounts payable due to affiliates	306,000	120,000
Security deposits, prepaid rent and other liabilities	(361,000)	(264,000)

Net cash provided by (used in) operating activities	4,265,000	(3,480,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(206,287,000)	(128,761,000)
Capital expenditures	(2,755,000)	(18,000)
Restricted cash	427,000	(2,225,000)
Real estate and escrow deposits	(3,001,000)	(759,000)

Net cash used in investing activities	(211,616,000)	(131,763,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	27,700,000	34,810,000
Payments on mortgage loans payable	(55,044,000)	(139,000)
Borrowings under the lines of credit	274,116,000	32,400,000
Payments under the lines of credit	(240,969,000)	(19,750,000)
Proceeds from issuance of common stock	239,002,000	89,090,000
Deferred financing costs	(2,561,000)	(1,311,000)
Repurchase of common stock	(719,000)	(110,000)
Contribution from sponsor	—	259,000
Distributions to noncontrolling interests	(1,000)	(77,000)
Security deposits	48,000	8,000
Payments of offering costs	(25,535,000)	(9,610,000)
Distributions paid	(5,892,000)	(1,146,000)

Net cash provided by financing activities	210,145,000	124,424,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,794,000	(10,819,000)
CASH AND CASH EQUIVALENTS — Beginning of period	6,018,000	13,773,000

CASH AND CASH EQUIVALENTS — End of period	$8,812,000	$2,954,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,910,000	$277,000
Income taxes	$3,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$650,000	$22,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$87,000	$—
Other assets	$331,000	$124,000
Mortgage loans payable, net	$33,941,000	$7,439,000
Derivative financial instrument	$—	$310,000
Accounts payable and accrued liabilities	$235,000	$323,000
Security deposits, prepaid rent and other liabilities	$7,694,000	$3,446,000

Financing Activities:
Issuance of common stock under the DRIP	$5,599,000	$1,092,000
Distributions declared but not paid	$2,035,000	$534,000
Contribution from noncontrolling interest	$—	$200,000
Accrued offering costs	$950,000	$277,000
Accrued deferred financing costs	$3,000	$13,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally will seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of September 30, 2011, we had received and accepted subscriptions in our offering for 39,168,803 shares of our common stock, or $390,864,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or G&E Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. For a further discussion of the Advisory Agreement, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our sponsor.
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of September 30, 2011, we had completed 24 acquisitions comprising 55 buildings and approximately 1,929,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $430,785,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2011 and December 31, 2010 own a 99.99% general partnership interest therein. Our advisor is a limited partner and as of September 30, 2011 and December 31, 2010 owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Liabilities
As of September 30, 2011 and December 31, 2010, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets is $6,058,000 and $0, respectively, of contingent purchase price consideration in connection with the acquisition of Yuma Skilled Nursing Facility, Philadelphia SNF Portfolio and Maxfield Medical Office Building. Such amounts are due upon certain criteria being met within specified timeframes. See Note 13, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2011 and December 31, 2010, we had $111,000 and $5,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of September 30, 2011 and December 31, 2010, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three and nine months ended September 30, 2011 and 2010, none of our receivables were directly written off to bad debt expense. For the three months ended September 30, 2011 and 2010, none of our deferred rent receivables were directly written off to bad debt expense and for the nine months ended September 30, 2011 and 2010, $144,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of September 30, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment. See Note 15, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010 and January 1, 2011, as applicable, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided the applicable disclosures in Note 13, Fair Value Measurements.

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
3. Real Estate Investments
Our investments in our consolidated properties consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Land	$26,326,000	$14,592,000
Building and improvements	347,730,000	150,813,000
Furniture, fixtures and equipment	1,065,000	—

	375,121,000	165,405,000
Less: accumulated depreciation	(8,719,000)	(2,070,000)

	$366,402,000	$163,335,000

Depreciation expense for the three months ended September 30, 2011 and 2010 was $3,120,000 and $615,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $6,688,000 and $902,000, respectively. In addition to the acquisitions discussed below, for the three months ended September 30, 2011 and 2010, we had capital expenditures of $1,364,000 and $37,000, respectively, and for the nine months ended September 30, 2011 and 2010, we had capital expenditures of $2,698,000 and $40,000, respectively, on our medical office buildings. For the three months ended September 30, 2011 and 2010 we had capital expenditures of $300,000 and $0, respectively, and for the nine months ended September 30, 2011 and 2010 we had capital expenditures of $300,000 and $0, respectively, on our hospitals.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors. As of September 30, 2011, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio. For a further discussion see footnote (5) and footnote (6) to the table below.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2011
During the nine months ended September 30, 2011, we completed 11 acquisitions comprising 30 buildings from unaffiliated parties. The aggregate purchase price of these properties was $237,343,000 and we paid $6,523,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the nine months ended September 30, 2011:

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
	Victoria and
	Wharton, TX,
	Carlsbad and
	Hobbs, NM,
	Hope, AR and
	Lake Charles, LA	Medical Office	05/12/11	100%	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and
	Bryant and
	Benton, AR	Medical Office	05/26/11	100%	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(6)	Philadelphia, PA	Skilled Nursing	06/30/11	100%	75,000,000	—	74,870,000	2,063,000
Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	100%	7,200,000	5,119,000	—	198,000
Lafayette Physical Rehabiliation Hospital	Lafayette, LA	Hospital	09/30/11	100%	12,100,000	—	12,000,000	333,000

Total					$237,343,000	$38,611,000	$165,485,000	$6,523,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)
Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed. See Note 8, Lines of Credit, for a further discussion.

(3)
Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)
On January 31, 2011, we purchased Columbia Long-Term Acute Care Hospital, which is the fourth and final acquisition of the four hospitals comprising the Monument Long-Term Acute Care Hospital Portfolio, or Monument LTACH Portfolio.

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

(6)
We paid a state and city transfer tax of approximately $1,479,000 related to the transfer of ownership in the acquisition of Philadelphia SNF Portfolio. Also, we paid additional closing costs of $1,500,000 related to the operator’s costs associated with the sale of the portfolio. As a result of the state and city transfer tax and additional closing costs, the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio exceeded 6.0% of the contract purchase price of Philadelphia SNF Portfolio. Pursuant to our charter, prior to the acquisition of Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2010
During the nine months ended September 30, 2010, we completed 10 acquisitions comprising 19 buildings from unaffiliated parties. The aggregate purchase price of these properties was $138,028,000 and we paid $3,808,000 in acquisition fees to our advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the nine months ended September 30, 2010:

						Mortgage		Acquisition Fee
			Date	Ownership	Purchase	Loans		to our Advisor
Property	Location	Type	Acquired	Percentage	Price	Payable(1)	Line of Credit(2)	or its Affiliates(3)
Lacombe Medical Office Building	Lacombe, LA	Medical Office	03/05/10	100%	$6,970,000	$—	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	03/31/10	100%	6,500,000	3,341,000	—	179,000
Parkway Medical Center	Beachwood, OH	Medical Office	04/12/10	100%	10,900,000	—	—	300,000
Highlands Ranch	Highlands
Medical Pavilion	Ranch, CO	Medical Office	04/30/10	100%	8,400,000	4,443,000	—	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	05/27/10	100%	11,000,000	—	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	06/25/10	100%	10,100,000	—	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	06/28/10	100%	6,350,000	—	—	175,000
Pocatello East Medical Office Building	Pocatello, ID	Medical Office	07/27/10	98.75%	15,800,000	—	5,000,000	435,000
Monument Long-Term Acute Care Hospital Portfolio(4)	Cape Girardeau and Joplin, MO	Hospital	Various	100%	17,008,000	—	14,500,000	477,000
Virginia Skilled	Charlottesville,
Nursing Facility	Bastian, Lebanon,
Portfolio	Fincastle, Low Moor,
	Midlothian and Hot
	Springs, VA	Skilled Nursing	09/16/10	100%	45,000,000	26,810,000	12,900,000	1,238,000

Total					$138,028,000	$34,594,000	$32,400,000	$3,808,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)
Represents borrowings under our secured revolving line of credit with Bank of America, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 8, Lines of Credit, for a further discussion.

(3)
Our advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)
Monument LTACH Portfolio consists of four separate long-term acute care hospitals. As of September 30, 2010, we had acquired two of the four hospitals. The difference in the purchase price of $17,008,000 noted above and the contract purchase price of $17,344,000 is due to the allocation of $336,000 to real estate and escrow deposits as such payments were related to the proposed acquisitions of the two additional hospitals of Monument LTACH Portfolio.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

In place leases, net of accumulated amortization of $2,879,000 and $1,028,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 10.7 years and 11.3 years as of September 30, 2011 and December 31, 2010, respectively)	$28,567,000	$13,245,000
Above market leases, net of accumulated amortization of $397,000 and $121,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 9.0 years and 9.6 years as of September 30, 2011 and December 31, 2010, respectively)	2,771,000	1,795,000
Tenant relationships, net of accumulated amortization of $1,195,000 and $377,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 20.1 years and 21.8 years as of September 30, 2011 and December 31, 2010, respectively)	22,327,000	11,912,000
Leasehold interests, net of accumulated amortization of $90,000 and $2,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 59.8 years and 62.4 years as of September 30, 2011 and December 31, 2010, respectively)	11,440,000	1,256,000
Master leases, net of accumulated amortization of $362,000 and $95,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 1.4 years and 1.6 years as of September 30, 2011 and December 31, 2010, respectively)	673,000	360,000

	$65,778,000	$28,568,000

Amortization expense for the three months ended September 30, 2011 and 2010 was $1,673,000 and $590,000, respectively, which included $196,000 and $47,000, respectively, of amortization recorded against rental income for above market leases and master leases and $52,000 and $1,000, respectively, of amortization recorded in rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. Amortization expense for the nine months ended September 30, 2011 and 2010 was $3,807,000 and $894,000, respectively, which included $395,000 and $73,000, respectively, of amortization recorded against rental income for above market leases and master leases and $88,000 and $1,000, respectively, of amortization recorded in rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregated weighted average remaining life of the identified intangible assets is 22.3 years and 17.7 years as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$1,630,000
2012	6,067,000
2013	5,458,000
2014	4,789,000
2015	4,440,000
Thereafter	43,394,000

$65,778,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Deferred financing costs, net of accumulated amortization of $1,009,000 and $225,000 as of September 30, 2011 and December 31, 2010, respectively	$2,974,000	$1,390,000
Lease commissions, net of accumulated amortization of $18,000 and $1,000 as of September 30, 2011 and December 31, 2010, respectively	384,000	58,000
Deferred rent receivables	2,295,000	576,000
Prepaid expenses and deposits	541,000	345,000

	$6,194,000	$2,369,000

Amortization expense on deferred financing costs for the three months ended September 30, 2011 and 2010 was $410,000 and $44,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $923,000 and $49,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.
Amortization expense on lease commissions for the three months ended September 30, 2011 and 2010 was $8,000 and $0, respectively, and for the nine months ended September 30, 2011 and 2010 was $17,000 and $0, respectively.
As of September 30, 2011, estimated amortization expense on deferred financing costs and lease commissions for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$400,000
2012	1,113,000
2013	704,000
2014	455,000
2015	188,000
Thereafter	498,000

$3,358,000

6. Mortgage Loans Payable, Net
Mortgage loans payable were $64,914,000 ($64,853,000, net of discount and premium) and $58,648,000 ($58,331,000, net of discount) as of September 30, 2011 and December 31, 2010, respectively.
As of September 30, 2011, we had five fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.33% to 6.60% per annum and a weighted average effective interest rate of 4.88% per annum. As of September 30, 2011, we had $37,803,000 ($38,016,000, net of discount and premium) of fixed rate debt, or 58.2% of mortgage loans payable, at a weighted average effective interest rate of 5.77% per annum and $27,111,000 ($26,837,000, net of discount) of variable rate debt, or 41.8% of mortgage loans payable, at a weighted average effective interest rate of 3.64% per annum.
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
Most of the mortgage loans payable may be prepaid, which in some cases are subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants and requirements.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loans payable, net consisted of the following as of September 30, 2011 and December 31, 2010:

	Interest
Property	Rate(1)	Maturity Date	September 30, 2011	December 31, 2010

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,313,000	$4,383,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,835,000	7,971,000
Monument LTACH Portfolio	5.53%	06/19/18	15,357,000	—
Hardy Oak Medical Office Building	6.60%	10/10/16	5,206,000	—
Maxfield Medical Office Building	5.17%	02/28/15	5,092,000	—

			37,803,000	12,354,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.33%	08/15/21 (callable)	3,021,000	3,184,000
Virginia Skilled Nursing Facility Portfolio(3)	5.50%	03/14/12	9,771,000	26,810,000
Surgical Hospital of Humble(4)	—	—	—	9,000,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	7,185,000	7,300,000
Muskogee Long-Term Acute Care Hospital	2.62%	04/08/18	7,134,000	—

			27,111,000	46,294,000

Total fixed and variable rate debt			64,914,000	58,648,000
Less: discount			(301,000)	(317,000)
Add: premium			240,000	—

Mortgage loans payable, net			$64,853,000	$58,331,000

(1)	Represents the per annum interest rate in effect as of September 30, 2011.

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

(3)
Represents a bridge loan we secured from KeyBank which matures on March 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The maturity date may be extended by one six-month period subject to satisfaction of certain conditions. On June 30, 2011, we used $17,039,000 in borrowings from the line of credit with KeyBank, as defined in Note 8, Lines of Credit, to pay towards the outstanding balance on the bridge loan. See Note 8, Lines of Credit, for a further discussion of the line of credit with KeyBank.

(4)
As of December 31, 2010, we had an outstanding mortgage loan payable balance of $9,000,000, which was subsequently paid in full in March 2011 without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $42,000 in deferred financing costs, which is included in interest expense in our accompanying condensed consolidated statements of operations.

In addition to the mortgage loans payable noted above, on May 12, 2011, we assumed a mortgage loan payable in connection with the acquisition of Dixie-Lobo Medical Office Building Portfolio in the amount of $23,239,000. On September 29, 2011, we paid off the remaining principal balance of $23,132,000 in full without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $32,000 of deferred financing costs and $30,000 of debt premium, which is included in interest expense in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2011, the principal payments due on our mortgage loans payable for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$3,348,000
2012	15,303,000
2013	1,306,000
2014	1,349,000
2015	5,768,000
Thereafter	37,840,000

$64,914,000

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
As of September 30, 2011, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended September 30, 2011 and 2010, we recorded $202,000 and $74,000, respectively, and for the nine months ended September 30, 2011 and 2010, we recorded $427,000 and $194,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of September 30, 2011:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,021,000	one month LIBOR	6.00%	$(490,000)	Swap	08/15/21
7,185,000	one month LIBOR	4.41%	(162,000)	Swap	01/01/14
7,134,000	one month LIBOR	4.28%	(228,000)	Swap	05/01/14

$17,340,000			$(880,000)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$3,184,000	one month LIBOR	6.00%	$(372,000)	Swap	08/15/21
7,300,000	one month LIBOR	4.41%	(81,000)	Swap	01/01/14

$10,484,000			$(453,000)

See Note 13, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

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
The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the Bank of America line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum distribution covenant; and (v) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the Bank of America line of credit. As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants and requirements.
Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $38,435,000 and $22,600,000, respectively, as of September 30, 2011 and December 31, 2010. Borrowings outstanding under the Bank of America line of credit totaled $29,947,000 and $11,800,000, respectively, as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, $8,488,000 and $10,800,000, respectively, remained available under the Bank of America line of credit. The weighted-average interest rate of borrowings as of September 30, 2011 and December 31, 2010 was 3.74% and 5.00% per annum, respectively. The Bank of America line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building as of September 30, 2011.
KeyBank National Association
On June 30, 2011, we entered into a loan agreement with KeyBank, or the KeyBank Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $71,500,000, or the KeyBank line of credit. On October 6, 2011, RBS Citizens, N.A., dba Charter One, or Charter One, was added as a syndication agent to the KeyBank line of credit, whereby $35,750,000 of the aggregate maximum principal amount of the KeyBank line of credit was assigned to Charter One. The proceeds of loans made under the KeyBank line of credit may be used to acquire, finance or refinance eligible properties or for other incidental purposes as approved by KeyBank. The KeyBank line of credit matures on June 30, 2014 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
During the initial and extended term of the KeyBank Loan Agreement, any loan made under the KeyBank Loan Agreement shall bear interest at a per annum rate depending on the type of designated loan being provided for under the KeyBank Loan Agreement. As a result, the interest rates shall be as follows: (i) for loans designated as LIBOR Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be based on LIBOR, as defined in the KeyBank Loan Agreement, plus 3.50% per annum; (ii) for loans designated as Prime Rate Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be equal to a fluctuating interest rate per annum equal to the rate of interest established by KeyBank as its Prime Rate, plus 0.75% per annum; and (iii) for loans designated as Base Rate Loans, as defined in the KeyBank Loan Agreement, the interest rate shall be equal to a fluctuating interest rate equal to 3.50% per annum plus the greater of: (a) a rate of interest established by KeyBank as its Prime Rate; (b) the Federal Funds Rate plus 0.50% per annum; or (c) the interest rate then in effect for LIBOR Loans, plus 1.00% per annum.
The KeyBank Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries that own properties that serve as collateral for the KeyBank line of credit. The KeyBank Loan Agreement also imposes the following financial covenants: (i) a maximum consolidated total leverage ratio; (ii) a minimum debt service coverage ratio; (iii) a minimum consolidated net worth covenant; and (iv) a minimum rent coverage ratio. In addition, the KeyBank Loan Agreement includes events of default that are customary for credit facilities and transactions of this type. In the event of default, KeyBank has the right to assert its remedies and terminate its obligations under the KeyBank Loan Agreement, including the termination of funding of future loans, acceleration of payment on any unpaid principal amount of all outstanding loans and interest thereon and foreclosure on the properties securing the KeyBank line of credit. As of September 30, 2011, we were in compliance with all such covenants and requirements.
Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity was $71,500,000 as of September 30, 2011. As of September 30, 2011, borrowings outstanding under the KeyBank line of credit totaled $15,000,000 and $56,500,000 remained available under the KeyBank line of credit. The weighted-average interest rate of borrowings as of September 30, 2011 was 4.00% per annum. The KeyBank line of credit is secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio as of September 30, 2011.
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Below market leases, net of accumulated amortization of $109,000 and $42,000 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 14.5 years and 16.9 years as of September 30, 2011 and December 31, 2010, respectively)	$652,000	$502,000
Amortization expense on below market leases for the three months ended September 30, 2011 and 2010 was $43,000 and $19,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $93,000 and $24,000, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2011, estimated amortization expense on below market leases for the three months ending December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2011	$29,000
2012	108,000
2013	60,000
2014	53,000
2015	36,000
Thereafter	366,000

$652,000

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
Other Organizational and Offering Expenses
Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our advisor or its affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of September 30, 2011 and December 31, 2010, our advisor and its affiliates had incurred expenses on our behalf of $2,662,000 and $2,701,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2011 and December 31, 2010. To the extent we raise additional funds from our offering, these amounts may become our liability.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, our sponsor, Grubb & Ellis Equity Advisors or other affiliated entities. We entered into the Advisory Agreement with our advisor and a dealer manager agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Until April 18, 2011, Grubb & Ellis Securities served as the dealer manager of our offering. Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor. Therefore, references to our dealer manager shall be deemed to refer to either Grubb & Ellis Securities or Grubb & Ellis Capital Corporation, or both, as applicable, unless otherwise specified. These agreements entitle our advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For a further discussion of these agreements, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services. In the aggregate, for the three months ended September 30, 2011 and 2010, we incurred $12,592,000 and $6,206,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $35,722,000 and $14,050,000, respectively, in fees and expenses paid to our advisor or its affiliates as detailed below.
Offering Stage
Selling Commissions
Our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2011 and 2010, we incurred $6,739,000 and $2,278,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $16,316,000 and $6,041,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
Our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2011 and 2010, we incurred $2,944,000 and $1,016,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $7,149,000 and $2,671,000, respectively, in dealer manager fees to our dealer manager or its affiliates. Such fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering.
Other Organizational and Offering Expenses
Our organizational and offering expenses are paid by our advisor or Grubb & Ellis Equity Advisors on our behalf. Our advisor or Grubb & Ellis Equity Advisors are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2011 and 2010, we incurred $990,000 and $337,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $2,395,000 and $893,000, respectively, in offering expenses to our advisor or Grubb & Ellis Equity Advisors. Other organizational expenses are expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our advisor or Grubb & Ellis Equity Advisors from the gross proceeds of our offering.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2011 and 2010, we incurred $531,000 and $2,150,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $6,523,000 and $3,808,000, respectively, in acquisition fees to our advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. As of September 30, 2011, such fees and expenses did not exceed 6.0% of the purchase price or total development costs, except with respect to our acquisition of the Lakewood Ranch property and Philadelphia SNF Portfolio. For a further discussion, please see footnote (5) and footnote (6) in Note 3, Real Estate Investments – Acquisitions in 2011.
For the three months ended September 30, 2011 and 2010, we incurred $0 and $13,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $19,000 and $24,000, respectively, in acquisition expenses to our advisor or its affiliates. Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2011 and 2010, we incurred $902,000 and $189,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $1,998,000 and $274,000, respectively, in asset management fees to our advisor or its affiliates, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

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
For the three months ended September 30, 2011 and 2010, we incurred $258,000 and $83,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $571,000 and $127,000, respectively, in property management fees and oversight fees to our advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the three months ended September 30, 2011 and 2010, our advisor or its affiliates incurred on our behalf $23,000 and $21,000, respectively, and for the nine months ended September 30, 2011 and 2010, our advisor or its affiliates incurred on our behalf $71,000 and $23,000, respectively, in payroll for on-site personnel and engineering, which is included in rental expenses in our accompanying condensed consolidated statements of operations.
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
For the three months ended September 30, 2011 and 2010, we incurred $39,000 and $53,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $343,000 and $53,000, respectively, in lease fees to our advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates will be paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2011 and 2010, we incurred $49,000 and $2,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $62,000 and $2,000, respectively, in construction management fees to our advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying condensed consolidated balance sheets.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended September 30, 2011, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.4% and 88.9%, respectively, for the 12 months ended September 30, 2011.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $10,000 and $8,000, respectively, and for the nine months ended September 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred operating expenses on our behalf of $19,000 and $22,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Related Party Services Agreement
We entered into a services agreement, effective September 21, 2009, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our transfer agent, for transfer agent and investor services. Since our transfer agent is an affiliate of our advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated party for similar services. For a further discussion of the Transfer Agent Services Agreement, see Note 18, Subsequent Events — Termination of Transfer Agent Services Agreement.
For the three months ended September 30, 2011 and 2010, we incurred expenses of $81,000 and $30,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred expenses of $210,000 and $73,000, respectively, for investor services that our transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended September 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred expenses of $33,000 and $14,000, respectively, and for the nine months ended September 30, 2011 and 2010, Grubb & Ellis Equity Advisors incurred expenses of $80,000 and $37,000, respectively, for subscription agreement processing services that our transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Our advisor or its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services must be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended September 30, 2011 and 2010, we incurred expenses of $26,000 and $26,000, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred expenses of $46,000 and $39,000, respectively, for internal controls compliance services our advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, we did not incur any disposition fees to our advisor or its affiliates.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, we did not incur any such distributions to our advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, we did not incur any such distributions to our advisor.
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
As of September 30, 2011 and December 31, 2010, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Executive Stock Purchase Plan
On April 7, 2011, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the Plan, whereby each executive has irrevocably agreed to invest 100% and 50.0%, respectively, of their net after-tax cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other net after-tax cash compensation, including bonuses. Their first investment under the Plan began with their regularly scheduled payroll payment on April 29, 2011 and will terminate on the earlier of (i) December 31, 2011, (ii) the termination

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
of our offering, (iii) any suspension of our offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions. For the three and nine months ended September 30, 2011, Mr. Hanson invested $50,000 and $95,000, respectively, of his compensation and we issued 5,593 and 10,606 shares of our common stock, respectively, pursuant to his Plan. For the three and nine months ended September 30, 2011, Mr. Prosky invested $65,000 and $82,000, respectively, of his compensation and we issued 7,182 and 9,086 shares of our common stock, respectively, pursuant to his Plan.
On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our sponsor and intend to enter into replacement executive stock purchase programs similar to their respective Plans. For a further discussion, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services.
Accounts Payable Due to Affiliates
The following amounts were outstanding to affiliates as of September 30, 2011 and December 31, 2010:

Fee	September 30, 2011	December 31, 2010

Selling commissions and dealer manager fees	$790,000	$539,000
Asset and property management fees	393,000	166,000
Offering costs	160,000	86,000
Construction management fees	73,000	21,000
Operating expenses	50,000	16,000
Lease commissions	37,000	5,000
Acquisition expenses	11,000	—
On-site personnel and engineering payroll	9,000	7,000

	$1,523,000	$840,000

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our $0.01 par value preferred stock. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through September 30, 2011, we had issued 39,168,803 shares of our common stock in connection with our offering and 798,285 shares of our common stock pursuant to the DRIP, and we had also repurchased 97,513 shares of our common stock under our share repurchase plan. As of September 30, 2011 and December 31, 2010, we had 39,919,575 and 15,452,668 shares of our common stock issued and outstanding, respectively.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Noncontrolling Interests
On February 4, 2009, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.
As of September 30, 2011 and December 31, 2010, we owned a 99.99% general partnership interest in our operating partnership and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of September 30, 2011 and December 31, 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the three months ended September 30, 2011 and 2010, $2,478,000 and $590,000, respectively, in distributions were reinvested and 260,834 and 62,098 shares of our common stock, respectively, were issued pursuant to the DRIP. For the nine months ended September 30, 2011 and 2010, $5,599,000 and $1,092,000, respectively, in distributions were reinvested and 589,330 and 114,983 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2011 and December 31, 2010, a total of $7,584,000 and $1,985,000, respectively, in distributions were reinvested and 798,285 and 208,955 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
For the three months ended September 30, 2011, we received share repurchase requests and repurchased 23,377 shares of our common stock for an aggregate of $218,000 at an average repurchase price of $9.30 per share, and for the nine months ended September 30, 2011, we received share repurchase requests and repurchased 76,513 shares of our common stock for an aggregate of $719,000 at an average repurchase price of $9.40 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. For the three and nine months ended September 30, 2010, we received share repurchase requests and repurchased 11,000 shares of our common stock for an aggregate of $110,000 at an average repurchase price of $10.00 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2011 and December 31, 2010, we had received share repurchase requests and had repurchased 97,513 shares of our common stock for an aggregate of $929,000 at an average price of $9.53 per share and 21,000 shares of our common stock for an aggregate of $210,000 at an average price of $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2011 and 2010, we recognized compensation expense of $15,000 and $11,000, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized compensation expense of $53,000 and $42,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2011 and 2010, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of September 30, 2011 and December 31, 2010, there was $158,000 and $136,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.71 years.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2011 and December 31, 2010, the fair value of the nonvested shares of our restricted common stock was $195,000 and $150,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2011 and December 31, 2010, and the changes for the nine months ended September 30, 2011, is presented below:

		Weighted
		Average Grant
	Number of Nonvested Shares of	Date Fair
	our Restricted Common Stock	Value

Balance — December 31, 2010	15,000	$10.00
Granted	7,500	$10.00
Vested	(3,000)	$10.00
Forfeited	—	—

Balance — September 30, 2011	19,500	$10.00

Expected to vest — September 30, 2011	19,500	$10.00

13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instruments	$—	$880,000	$—	$880,000
Contigent consideration	—	—	6,058,000	6,058,000

Total liabilities at fair value	$—	$880,000	$6,058,000	$6,938,000

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

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2011 and 2010.

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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Contingent Consideration
On April 13, 2011, we purchased Yuma Skilled Nursing Facility and in connection with such purchase we accrued $1,500,000 as contingent consideration. Such payment will be made to the seller upon receipt of notification within three years of the acquisition date that (i) the tenant has achieved a certain specified lease coverage ratio for two consecutive calendar quarters and (ii) that the tenant has completed an estimated $3,500,000 renovation project. If such notification is not received, no payment will be made. The payment will be either $0 or $1,500,000.
On June 30, 2011, we purchased Philadelphia SNF Portfolio and in connection with such purchase we accrued $1,402,000 and $2,500,000 as contingent consideration. An estimated $1,402,000 of such amount will be paid upon receipt of notification within six years of the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment, however such payment is limited by the tenant’s rent coverage ratio and will result in additional rental revenue to us. Up to $2,500,000 of such contingent consideration will be paid within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000.
On July 11, 2011, we purchased Maxfield Medical Office Building and in connection with such purchase we accrued $656,000 as contingent consideration. Such consideration will be paid to the seller if, within 12 months of the acquisition date, the seller is able to lease approximately 4,000 square feet of GLA to a tenant. Such payment will be a function of the annual increase in net operating income of the property as a result of such lease, less leasing commissions, tenant improvements and rent abatement, if any. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us.
The fair value of the contingent consideration obligations is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. We did not recognize any gain or loss with respect to our contingent consideration obligations during the three and nine months ended September 30, 2011, as no adjustments to the acquisition date fair values were deemed necessary.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a reconciliation of the beginning and ending balances of our contingent consideration obligations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$5,402,000	$—	$—	$—
Additions to contingent consideration obligations	656,000	—	6,058,000	—

Ending balance	$6,058,000	$—	$6,058,000	$—

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
The fair value of the mortgage loans payable and the lines of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of the mortgage loans payable was $65,547,000 and $59,246,000, respectively, compared to the carrying value of $64,853,000 and $58,331,000, respectively. The fair value of the lines of credit as of September 30, 2011 and December 31, 2010 was $44,933,000 and $12,070,000, respectively, compared to the carrying value of $44,947,000 and $11,800,000, respectively.
14. Business Combinations
2011
For the nine months ended September 30, 2011, we completed 11 acquisitions comprising 30 buildings and 1,059,000 square feet of GLA. The aggregate purchase price was $237,343,000, plus closing costs and acquisition fees of $12,090,000, $9,342,000 of which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations and $2,748,000 of which was capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2011, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Columbia Long-Term Acute Care Hospital	$981,000	$610,000
St. Anthony North Denver Medical Office Building	$877,000	$(497,000)
Loma Linda Pediatric Specialty Hospital	$792,000	$(416,000)
Yuma Skilled Nursing Facility	$551,000	$(416,000)
Hardy Oak Medical Office Building	$554,000	$(614,000)
Lakewood Ranch Medical Office Building	$819,000	$(828,000)
Dixie-Lobo Medical Office Building Portfolio	$1,305,000	$(2,484,000)
Milestone Medical Office Building Portfolio	$1,596,000	$(2,584,000)
Philadelphia SNF Portfolio	$2,264,000	$(7,876,000)
Maxfield Medical Office Building	$223,000	$(604,000)
Lafayette Physical Rehabilitation Hospital	$4,000	$(821,000)
The following summarizes the fair value of our 11 acquisitions at the time of acquisition. We present separately the three individually significant acquisitions during the nine months ended September 30, 2011, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, and aggregate the rest of the acquisitions during the nine months ended September 30, 2011.

	Dixie-Lobo	Milestone
	Medical Office	Medical Office	Philadelphia SNF		Other 2011
	Building Portfolio	Building Portfolio	Portfolio		Acquisitions

Land	$—	$495,000	$4,747,000		$6,492,000
Building and improvements	22,192,000	32,744,000	68,418,000		70,605,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		7,111,000
Tenant relationships	2,808,000	2,531,000	—		5,894,000
Leasehold interest	3,449,000	5,301,000	—		1,521,000
Master lease	—	580,000	—		20,000
Above market leases	—	804,000	—		470,000

Total assets acquired	30,131,000	44,974,000	80,556,000		92,113,000

Mortgage loans payable, net	(23,320,000)	—	—		(10,621,000)
Below market leases	—	(34,000)	—		(208,000)
Other liabilities	—	—	(4,056,000	) (1)	(2,156,000	)(2)

Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(12,985,000)

Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$79,128,000

(1)
Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration in connection with the acquisition of Philadelphia SNF Portfolio. See Note 13, Fair Value Measurements, for a further discussion.

(2)
Included in other liabilities is $1,500,000 and $656,000 accrued for as contingent consideration in connection with the acquisition of Yuma Skilled Nursing Facility and Maxfield Medical Office Building, respectively. See Note 13, Fair Value Measurements, for a further discussion.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assuming the acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three and nine months ended September 30, 2011 and 2010, pro forma revenues, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$12,803,000	$9,786,000	$37,994,000	$24,730,000
Net income (loss)	$1,472,000	$(789,000)	$5,720,000	$413,000
Net income (loss) attributable to controlling interest	$1,472,000	$(790,000)	$5,719,000	$412,000
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.03	$(0.02)	$0.12	$0.01
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
2010
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
Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2010 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2010, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Lacombe Medical Office Building	$470,000	$142,000
Center for Neurosurgery and Spine	$414,000	$(307,000)
Parkway Medical Center	$829,000	$19,000
Highlands Ranch Medical Pavilion	$506,000	$(40,000)
Muskogee Long-Term Acute Care Hospital	$376,000	$194,000
St. Vincent Medical Office Building	$417,000	$32,000
Livingston Medical Arts Pavilion	$236,000	$73,000
Pocatello East Medical Office Building	$348,000	$106,000
Monument Long-Term Acute Care Hospital Portfolio	$226,000	$99,000
Virginia Skilled Nursing Facility Portfolio	$188,000	$88,000

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of our 10 acquisitions at the time of acquisition is shown below:

		Center for			Muskogee Long-
	Lacombe Medical	Neurosurgery and	Parkway Medical	Highlands Ranch	Term Acute Care
	Office Building	Spine	Center	Medical Pavilion	Hospital

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000
Building and improvements	5,438,000	4,689,000	7,192,000	5,444,000	8,314,000
In-place leases	512,000	575,000	969,000	668,000	897,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000
Leasehold interest	—	—	—	—	—
Above market leases	—	327,000	97,000	27,000	—

Total assets acquired	6,817,000	6,495,000	10,896,000	8,372,000	10,985,000

Mortgage loans payable, net	—	(3,025,000)	—	(4,414,000)	—
Below market leases	—	—	(41,000)	—	—
Derivative financial instrument	—	(310,000)	—	—	—

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—

Net assets acquired	$6,817,000	$3,160,000	$10,855,000	$3,958,000	$10,985,000

			Pocatello East	Monument Long-	Virginia Skilled
	St. Vincent Medical	Livingston Medical	Medical Office	Term Acute Care	Nursing Facility
	Office Building	Arts Pavilion	Building	Hospital Portfolio	Portfolio

Land	$1,568,000	$—	—	$1,795,000	$4,405,000
Building and improvements	6,746,000	4,976,000	14,140,000	13,176,000	37,709,000
In-place leases	741,000	519,000	663,000	1,377,000	2,837,000
Tenant relationships	964,000	312,000	547,000	660,000	2,449,000
Leasehold interest	—	149,000	—	—	—
Master lease	—	—	450,000	—	—
Above market leases	106,000	473,000	—	—	—

Total assets acquired	10,125,000	6,429,000	15,800,000	17,008,000	47,400,000

Below market leases	(50,000)	(80,000)	—	—	—
Derivative financial instrument	—	—	—	—	—
Other liabilities	—	—	—	—	(2,400,000)

Total liabilities assumed	(50,000)	(80,000)	—	—	(2,400,000)

Net assets acquired	$10,075,000	$6,349,000	$15,800,000	$17,008,000	$45,000,000

Assuming the acquisitions in 2010 discussed above had occurred on January 1, 2010, for the three and nine months ended September 30, 2010, pro forma revenues, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenues	$4,089,000	$12,151,000
Net loss	$(147,000)	$(5,052,000)
Net loss attributable to controlling interest	$(145,000)	$(5,051,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.44)
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Segment Reporting
As of September 30, 2011, we evaluated our business and made resource allocations based on three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described herein in Note 2, Summary of Significant Accounting Policies, and in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 10, 2011. There are no intersegment sales or transfers.
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

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2011 and 2010 is as follows:

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	September 30, 2011

Revenue:
Rental income	$6,529,000	$1,832,000	$4,143,000	$12,504,000
Expenses:
Rental expenses	2,113,000	151,000	400,000	2,664,000

Segment net operating income	$4,416,000	$1,681,000	$3,743,000	$9,840,000

Expenses:
General and administrative				1,563,000
Acquisition related expenses				913,000
Depreciation and amortization				4,553,000

Income from operations				2,811,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(2,199,000)
Loss in fair value of derivative financial instruments				(202,000)
Interest income				3,000

Net income				$413,000

	Medical Office		Skilled Nursing	Three Months Ended
	Buildings	Hospitals	Facilities	September 30, 2010

Revenue:
Rental income	$2,123,000	$497,000	$187,000	$2,807,000
Expenses:
Rental expenses	776,000	47,000	11,000	834,000

Segment net operating income	$1,347,000	$450,000	$176,000	$1,973,000

Expenses:
General and administrative				503,000
Acquisition related expenses				2,847,000
Depreciation and amortization				1,157,000

Loss from operations				(2,534,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(323,000)
Loss in fair value of derivative financial instruments				(74,000)
Interest income				1,000

Net loss				$(2,930,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office		Skilled Nursing	Nine Months Ended
	Buildings	Hospitals	Facilities	September 30, 2011

Revenue:
Rental income	$14,673,000	$5,368,000	$7,145,000	$27,186,000
Expenses:
Rental expenses	4,659,000	434,000	591,000	5,684,000

Segment net operating income	$10,014,000	$4,934,000	$6,554,000	$21,502,000

Expenses:
General and administrative				3,942,000
Acquisition related expenses				9,698,000
Depreciation and amortization				10,029,000

Loss from operations				(2,167,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(4,767,000)
Loss in fair value of derivative financial instruments				(427,000)
Interest income				9,000

Net loss				$(7,352,000)

	Medical Office		Skilled Nursing	Nine Months Ended
	Buildings	Hospitals	Facilities	September 30, 2010

Revenue:
Rental income	$3,221,000	$602,000	$187,000	$4,010,000
Expenses:
Rental expenses	1,174,000	56,000	11,000	1,241,000

Segment net operating income	$2,047,000	$546,000	$176,000	$2,769,000

Expenses:
General and administrative				1,048,000
Acquisition related expenses				5,179,000
Depreciation and amortization				1,722,000

Loss from operations				(5,180,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(432,000)
Loss in fair value of derivative financial instruments				(194,000)
Interest income				14,000

Net loss				$(5,792,000)

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Assets by reportable segments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Medical office buildings	$212,563,000	$97,157,000
Hospitals	77,439,000	53,313,000
Skilled nursing facilities	151,737,000	47,610,000
All other	12,800,000	5,916,000

Total assets	$454,539,000	$203,996,000

16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of September 30, 2011, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Pennsylvania accounted for 18.6% of our annualized base rent, Texas accounted for 11.8% of our annualized base rent and Virginia accounted for 10.8% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of September 30, 2011, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 47.4%, 17.3% and 35.3%, respectively, of our annualized base rent. As of September 30, 2011, one of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

		Percentage of		GLA	Lease
	2011 Annual Base	2011 Annual		(Square	Expiration
Tenant	Rent(1)	Base Rent	Property	Feet)	Date

PA Holdings — SNF, L.P. (Mid-Atlantic Health Care, LLC)	$7,516,000	18.6%	Philadelphia SNF Portfolio	392,000	06/30/26

(1)
Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2011. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2011 and 2010, there were 19,500 shares and 18,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Grubb & Ellis Healthcare REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Subsequent Events
Status of our Offering
As of October 31, 2011, we had received and accepted subscriptions in our offering for 42,002,359 shares of our common stock, or $419,129,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In October 2011, we repurchased 51,290 shares of our common stock, for an aggregate amount of $479,000, under our share repurchase plan.
Transition of Advisory and Dealer Manager Services
On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, as replacement co-sponsors. In connection with this transition, we intend to change our corporate name to Griffin-American Healthcare Trust, Inc.
On November 7, 2011, we notified G&E Advisor that we terminated that certain Second Amended and Restated Advisory Agreement dated June 1, 2011 between us, our operating partnership and G&E Advisor, or the G&E Advisory Agreement. Pursuant to Section 17 of the G&E Advisory Agreement, either party may terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties will survive during the Transition Period (as defined below) and beyond. Therefore, we expect that G&E Advisor will continue to provide advisory services to us until January 6, 2012.
In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation that we terminated that certain Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement. Pursuant to Section 11.1 of the G&E Dealer Manager Agreement, either party may terminate the G&E Dealer Manager Agreement. Upon termination, Grubb & Ellis Capital Corporation will remain a non-exclusive agent of our company and distributor of shares of our common stock during the Transition Period (as defined below). Therefore, we expect that Grubb & Ellis Capital Corporation will continue to provide distribution services to our company until January 6, 2012.
As a result of the co-sponsorship arrangement, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, an affiliate of Griffin Capital, will serve as our new advisor, and will delegate advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, a sub-advisor jointly owned by Griffin Capital and American Healthcare Investors. Griffin Capital Securities, Inc., or Griffin Securities, an affiliate of Griffin Capital, will serve as our new dealer manager. We are not affiliated with Griffin Capital, Griffin American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors. American Healthcare Investors is an investment management firm founded and majority owned by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer and one of our largest individual stockholders, and Danny Prosky, our President and Chief Operating Officer and a director. Messrs. Hanson and Prosky served in these senior roles since the inception of our company in 2009 and will continue to serve in these roles following the transition. In conjunction with the announcement of this transition, Messrs. Hanson and Prosky tendered their resignations from Grubb & Ellis, effective immediately.
Following the transition, Messrs. Hanson and Prosky intend to enter into replacement executive stock purchase programs similar to their respective Plans, whereby Mr. Hanson irrevocably invests 100% of his net after-tax base salary and annual bonus directly into shares of our common stock, and Mr. Prosky irrevocably invests 50% of his net after-tax base salary and annual bonus into shares of our common stock.
American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we anticipate incurring in connection with the transition to the new co-sponsor. Griffin American Advisor also will invest $200,000 in shares of our common stock.
The new advisory agreement with Griffin-American Advisor will take effect upon the expiration of a 60-day transition period provided for in the G&E Advisory Agreement. The new dealer manager agreement with Griffin Securities will become effective upon the later of (i) the expiration of a 60-day transition period provided for in the G&E Dealer Manager Agreement or (ii) the receipt of certain regulatory approvals required for us to continue our offering through Griffin Securities as dealer manager. Accordingly, we expect to continue offering shares of our common stock pursuant to our offering through Grubb & Ellis Capital Corporation during such 60-day transition period. The transition periods provided for in the G&E Advisory Agreement and the G&E Dealer Manager Agreement will run concurrently and are referred to herein as the “Transition Period.”

Advisory Agreement
On November 7, 2011, we and our operating partnership entered into an advisory agreement with Griffin-American Advisor. Contemporaneously with our entering into the advisory agreement with Griffin-American Advisor, Griffin-American Advisor entered into a sub-advisory agreement with Griffin-American Sub-Advisor pursuant to which all advisory services and compensation therefor were delegated to Griffin-American Sub-Advisor. Pursuant to the terms of the advisory and sub-advisory agreements, Griffin-American Advisor, as advisor, and Griffin-American Sub-Advisor, as sub advisor, will use their commercially reasonable efforts to present to us continuing and suitable real estate acquisition opportunities to make investments consistent with our investment policies. Griffin Capital and American Healthcare Investors are also restricted from purchasing any healthcare-related property that satisfies our investment objectives for so long as we are engaged in a continuous public offering of shares of our common stock. Pursuant to the advisory agreement and the sub advisory agreement, Griffin-American Advisor and Griffin-American Sub-Advisor generally will (i) provide and perform the day-to-day management of our company; (ii) serve as our investment advisor; (iii) locate, analyze and select potential investments, and structure and negotiate the terms and conditions of acquisition and disposition transactions; (iv) arrange for financing and refinancing with respect to our investments; and (v) enter into leases and service contracts with respect to our investments. Griffin-American Advisor and Griffin-American Sub-Advisor are subject to the supervision of our board of directors and each has a fiduciary duty to our company and its stockholders. The advisory agreement was approved by our board of directors, including a majority of our independent directors.
The terms of the advisory agreement with Griffin-American Advisor are substantially the same as the terms of the terminated G&E Advisory Agreement, except for the following:
•	the acquisition fee will be reduced from 2.75% of the contract purchase price of each property we acquire to 2.60% of the contract purchase price of each property we acquire;
•	the acquisition fee for property acquisitions will be paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties; and
•	the monthly asset management fee will be an amount equal to one-twelfth of 0.85% of the average invested assets existing as of the date the Transition Period is completed and one-twelfth of 0.75% of the average invested assets acquired after the Transition Period.
Dealer Manager Agreement
On November 7, 2011, we entered into a dealer manager agreement with Griffin Securities, whereby Griffin Securities will serve as our exclusive dealer manager in connection with the distribution of shares of our common stock pursuant to our offering. Griffin Securities will commence providing services to us pursuant to the dealer manager agreement on the date that is the later of: (i) January 6, 2012, which is the expiration date of the Transition Period, or (ii) the receipt of certain regulatory approvals required for us to continue our offering through Griffin Securities as dealer manager. The terms of the dealer manager agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.
Termination of Transfer Agent Services Agreement
On November 7, 2011, we provided notice of termination of the Transfer Agent Services Agreement to our transfer agent. Under the Transfer Agent Services Agreement, we must provide 60 days written notice of termination. Therefore, the Transfer Agent Services Agreement will terminate on January 6, 2012. We intend to engage a replacement transfer agent before expiration of the Transition Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Grubb & Ellis Healthcare REIT II, Inc. and its subsidiaries, including Grubb & Ellis Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2011 and December 31, 2010, together with our results of operations for the three months ended September 30, 2011 and 2010, and for the nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; our ongoing relationship with Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, and its affiliates; our ability to successfully transition advisory and dealer manager services to new co-sponsors; and the ability of the new co-sponsors to raise significant capital on our behalf and to successfully deploy it. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Grubb & Ellis Healthcare REIT II, Inc., a Maryland corporation, was incorporated on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. We invest and intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and other real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of September 30, 2011, we had received and accepted subscriptions in our offering for 39,168,803 shares of our common stock, or $390,864,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Grubb & Ellis Healthcare REIT II Holdings, LP, or our operating partnership. We are externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. For a further discussion of the Advisory Agreement, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services, to our accompanying condensed consolidated financial statements. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by, and is a wholly owned subsidiary of, Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, which is a wholly owned subsidiary of our sponsor.
We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of September 30, 2011, we had completed 24 acquisitions comprising 55 buildings and approximately 1,929,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $430,785,000.
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
Acquisitions in 2011 and 2010
For a discussion of our acquisitions for the nine months ended September 30, 2011 and 2010, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of September 30, 2011, our consolidated properties were 97.0% leased. During the remainder of 2011, leases associated with 1.9% of the leased GLA will expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2011, our remaining weighted average lease term is 10.0 years.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Our operating results are primarily comprised of income derived from our portfolio of properties.
In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.

As of September 30, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment.
Except where otherwise noted, the change in our results of operations is primarily due to our 24 acquisitions as of September 30, 2011, as compared to our 10 acquisitions as of September 30, 2010. As of September 30, 2011 and 2010, we owned the following types of properties:

	As of September 30,
	2011			2010
	Number of	Aggregate	Leased	Number of	Aggregate	Leased
	Acquisitions	Purchase Price	%	Acquisitions	Purchase Price	%
Medical office buildings	16	$208,890,000	94.4%	7	$65,020,000	95.4%
Hospitals	4	77,895,000	100%	2	28,008,000	100%
Skilled nursing facilities	4	144,000,000	100%	1	45,000,000	100%

Total/Weighted Average	24	$430,785,000	97.0%	10	$138,028,000	97.8%

Rental Income
For the three months ended September 30, 2011 and 2010, rental income was $12,504,000 and $2,807,000, respectively, and was primarily comprised of base rent of $9,723,000 and $2,133,000, respectively, and expense recoveries of $2,006,000 and $520,000, respectively. For the nine months ended September 30, 2011 and 2010, rental income was $27,186,000 and $4,010,000, respectively, and was primarily comprised of base rent of $21,251,000 and $3,008,000, respectively, and expense recoveries of $4,138,000 and $762,000, respectively.
Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Medical office buildings	$6,529,000	$2,123,000	$14,673,000	$3,221,000
Hospitals	1,832,000	497,000	5,368,000	602,000
Skilled nursing facilities	4,143,000	187,000	7,145,000	187,000

Total	$12,504,000	$2,807,000	$27,186,000	$4,010,000

Rental Expenses
For the three months ended September 30, 2011 and 2010, rental expenses were $2,664,000 and $834,000, respectively. For the nine months ended September 30, 2011 and 2010, rental expenses were $5,684,000 and $1,241,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Real estate taxes	$1,199,000	$292,000	$2,484,000	$454,000
Building maintenance	480,000	204,000	1,099,000	307,000
Utilities	486,000	187,000	965,000	263,000
Property management fees	258,000	83,000	571,000	127,000
Administration	81,000	33,000	220,000	45,000
Insurance	58,000	15,000	123,000	23,000
Amortization of leasehold interests	51,000	1,000	87,000	1,000
Other	51,000	19,000	135,000	21,000

Total	$2,664,000	$834,000	$5,684,000	$1,241,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010

Medical office buildings	$2,113,000	32.4%	$776,000	36.6%	$4,659,000	31.8%	$1,174,000	36.4%
Hospitals	151,000	8.2%	47,000	9.5%	434,000	8.1%	56,000	9.3%
Skilled nursing facilities	400,000	9.7%	11,000	5.9%	591,000	8.3%	11,000	5.9%

Total/weighted average	$2,664,000	21.3%	$834,000	29.7%	$5,684,000	20.9%	$1,241,000	30.9%

Overall, as compared to 2010, the percentage of rental expenses as a percentage of revenue in 2011 is lower as our portfolio in 2011 contains more hospitals and skilled nursing facilities, which typically have a lower expense to revenue ratio than medical office buildings.
General and Administrative
For the three months ended September 30, 2011 and 2010, general and administrative was $1,563,000 and $503,000, respectively. For the nine months ended September 30, 2011 and 2010, general and administrative was $3,942,000 and $1,048,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Asset management fees	$902,000	$189,000	$1,998,000	$274,000
Professional and legal fees	314,000	147,000	777,000	315,000
Bad debt expense	5,000	—	250,000	—
Board of directors fees	85,000	46,000	218,000	125,000
Transfer agent services	81,000	30,000	210,000	73,000
Franchise taxes	70,000	—	143,000	2,000
Directors’ and officers’ liability insurance	35,000	44,000	123,000	133,000
Bank charges	39,000	12,000	80,000	20,000
Postage & delivery	9,000	5,000	68,000	33,000
Restricted stock compensation	15,000	11,000	53,000	42,000
Other	8,000	19,000	22,000	31,000

Total	$1,563,000	$503,000	$3,942,000	$1,048,000

The increase in general and administrative is primarily the result of purchasing properties in 2011 and 2010 and thus incurring asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.
Acquisition Related Expenses
For the three months ended September 30, 2011 and 2010, we incurred acquisition related expenses of $913,000 and $2,847,000, respectively. For the three months ended September 30, 2011, acquisition related expenses related primarily to expenses associated with the acquisition of Maxfield Medical Office Building and Lafayette Physical Rehabilitation Hospital, including acquisition fees of $531,000, incurred to our advisor or its affiliates. For the three months ended September 30, 2010, acquisition related expenses related primarily to expenses associated with the acquisition of Pocatello East Medical Office Building, Monument Long-Term Acute Care Hospital Portfolio and Virginia Skilled Nursing Facility Portfolio, including acquisition fees of $2,150,000 incurred to our advisor or its affiliates. The decrease in acquisition related expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is due to purchasing only $19,300,000 in acquisitions in 2011 as compared to $77,808,000 in 2010.

For the nine months ended September 30, 2011 and 2010, we incurred acquisition related expenses of $9,698,000 and $5,179,000, respectively. For the nine months ended September 30, 2011, acquisition related expenses related primarily to expenses associated with our 11 acquisitions completed during the period, including acquisition fees of $6,523,000 incurred to our advisor or its affiliates. For the nine months ended September 30, 2010, acquisition related expenses related primarily to expenses associated with our 10 acquisitions completed during the period, including acquisition fees of $3,808,000, incurred to our advisor or its affiliates. The increase in acquisition related expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is due to purchasing $237,343,000 in acquisitions in 2011 as compared to only $138,028,000 in 2010.
Depreciation and Amortization
For the three months ended September 30, 2011 and 2010, depreciation and amortization was $4,553,000 and $1,157,000, respectively, and consisted primarily of depreciation on our operating properties of $3,120,000 and $615,000, respectively, and amortization on our identified intangible assets of $1,425,000 and $542,000, respectively.
For the nine months ended September 30, 2011 and 2010, depreciation and amortization was $10,029,000 and $1,722,000, respectively, and consisted primarily of depreciation on our operating properties of $6,688,000 and $902,000, respectively, and amortization on our identified intangible assets of $3,324,000 and $820,000, respectively.
Interest Expense
For the three months ended September 30, 2011 and 2010, interest expense, including loss in fair value of derivative financial instruments, was $2,401,000 and $397,000, respectively. For the nine months ended September 30, 2011 and 2010, interest expense including loss in fair value of derivative financial instruments was $5,194,000 and $626,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest expense — mortgage loans payable and derivative financial instruments	$1,251,000	$198,000	$3,146,000	$293,000
Amortization of deferred financing costs — mortgage loans payable	172,000	7,000	465,000	12,000
Loss on extinguishment of debt — write-off of deferred financing costs and debt premium	2,000	—	44,000	—
Amortization of debt discount and premium	(32,000)	9,000	(45,000)	18,000
Interest expense — lines of credit	570,000	72,000	743,000	72,000
Amortization of deferred financing costs — lines of credit	236,000	37,000	414,000	37,000
Loss in fair value of derivative financial instruments	202,000	74,000	427,000	194,000

Total	$2,401,000	$397,000	$5,194,000	$626,000

Interest Income
For the three months ended September 30, 2011 and 2010, we had interest income of $3,000 and $1,000, respectively, and for the nine months ended September 30, 2011 and 2010, we had interest income of $9,000 and $14,000, respectively, related to interest earned on funds held in cash accounts.
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

Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. However, on November 7, 2011, we entered into an agreement with Griffin Capital Securities, Inc., or Griffin Securities, whereby Griffin Securities will assume the role of dealer manager for the remainder of our offering after a 60 day transition period; provided that the required regulatory approvals have been received. We may not be able to transition the dealer manager functions to Griffin Securities immediately after the 60 day transition period, or at all. Any such inability or delay in transitioning the dealer manager functions to Griffin Securities would require us to suspend our offering and will impact our sources of funds. For a further discussion, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services, to our accompanying condensed consolidated financial statements, and Item 1A. Risk Factors, of this Quarterly Report on From 10-Q.
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $1,283,000 to pay interest on our outstanding indebtedness in the remaining three months of 2011, based on rates in effect as of September 30, 2011. In addition, we estimate that we will require $3,348,000 to pay principal on our outstanding indebtedness in the remaining three months of 2011. In addition, we require resources to make certain payments to our advisor and its affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
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
Based on the properties owned as of September 30, 2011, we estimate that our expenditures for capital improvements and tenant improvements will require up to $1,497,000 for the remaining three months of 2011. As of September 30, 2011, we had $2,192,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
Cash flows provided by (used in) operating activities for the nine months ended September 30, 2011 and 2010 were $4,265,000 and $(3,480,000), respectively. For the nine months ended September 30, 2011 and 2010, cash flows provided by (used in) operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses, offset by the cash flows provided by our property operations. We anticipate cash flows from operating activities to increase as we purchase additional properties.
Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were $211,616,000 and $131,763,000, respectively. For the nine months ended September 30, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $206,287,000, capital expenditures of $2,755,000 and the payment of $3,001,000 in real estate and escrow deposits for the acquisition of real estate. For the nine months ended September 30, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $128,761,000, restricted cash in the amount of $2,225,000 and the payment of $759,000 in real estate and escrow deposits. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010 were $210,145,000 and $124,424,000, respectively. For the nine months ended September 30, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $239,002,000, principal payments on our mortgage loans payable in the amount of $55,044,000, net borrowings under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, or the lines of credit, in the amount of $33,147,000, partially offset by the payment of offering costs of $25,535,000 and distributions of $5,892,000. Additional cash outflows related to deferred financing costs of $2,561,000 in connection with the debt financing for our acquisitions and our lines of credit with Bank of America and KeyBank. For a further discussion of our lines of credit, see Note 8, Lines of Credit, to our accompanying condensed consolidated financial statements. Of the $55,044,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand, $23,132,000 reflects the early extinguishment of a mortgage loan payable on Dixie-Lobo Medical Office Building Portfolio using borrowings from our line of credit with Bank of America and $22,039,000 reflects early payments made on a bridge loan on Virginia Skilled Nursing Facility Portfolio. For the nine months ended September 30, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $89,090,000, borrowings on our mortgage loan payables in the amount of $34,810,000, and net borrowings under our line of credit with Bank of America in the amount of $12,650,000, partially offset by the payment of offering costs of $9,610,000 and distributions of $1,146,000. Additional cash outflows related to deferred financing costs of $1,311,000 in connection with the debt financing for our acquisitions and our line of credit with Bank of America. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on December 31, 2011.
The distributions are calculated based on 365 days in the calendar year and are equal to $0.0017808 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP shares monthly in arrears.

The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.
The distributions paid for the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Nine Months Ended
	September 30,
	2011		2010

Distributions paid in cash	$5,892,000		$1,146,000
Distributions reinvested	5,599,000		1,092,000

Total distributions	$11,491,000		$2,238,000

Source of distributions:
Cash flows from operations	$4,265,000	37.1%	$—	—%
Funds from our sponsor	—	—%	259,000	11.6%
Offering proceeds	7,226,000	62.9%	1,979,000	88.4%

Total sources	$11,491,000	100%	$2,238,000	100%

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
As of September 30, 2011, we had an amount payable of $500,000 to our advisor or its affiliates for asset and property management fees, operating expenses, lease commissions, acquisition related expenses and on-site personnel payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO are as follows:

	Nine Months Ended
	September 30,
	2011		2010

Distributions paid in cash	$5,892,000		$1,146,000
Distributions reinvested	5,599,000		1,092,000

Total distributions	$11,491,000		$2,238,000

Source of distributions:
FFO	$2,669,000	23.2%	$—	—%
Funds from our sponsor	—	—%	259,000	11.6%
Offering proceeds	8,822,000	76.8%	1,979,000	88.4%

Total sources	$11,491,000	100%	$2,238,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, including a reconciliation of our GAAP net income (loss) to FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2011, our borrowings were 25.6% of our properties’ combined fair market values, as defined.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 10, 2011 and September 30, 2011, our leverage did not exceed 300.0% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit
For a discussion of our lines of credit, see Note 8, Lines of Credit, to our accompanying condensed consolidated financial statements.

REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2011, we had $37,803,000 ($38,016,000, net of discount and premium) of fixed rate debt and $27,111,000 ($26,837,000, net of discount) of variable rate debt outstanding secured by our properties. In addition, we had $44,947,000 outstanding under our lines of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2011, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.77% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit, (ii) interest payments on our mortgage loans payable, lines of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of September 30, 2011:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2011)		(2012-2013)	(2014-2015)	(after 2016)	Total

Principal payments — fixed rate debt	$244,000		$6,161,000	$6,407,000	$24,991,000	$37,803,000
Interest payments — fixed rate debt	546,000		3,975,000	3,346,000	3,871,000	11,738,000
Principal payments — variable rate debt	3,104,000	(1)	40,395,000	15,710,000	12,849,000	72,058,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2011)	673,000		2,871,000	1,118,000	404,000	5,066,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of September 30, 2011)	64,000		418,000	45,000	—	527,000
Ground lease obligations	52,000		202,000	205,000	5,636,000	6,095,000

Total	$4,683,000		$54,022,000	$26,831,000	$47,751,000	$133,287,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $3,021,000 ($2,747,000, net of discount) secured by Center for Neurosurgery and Spine as of September 30, 2011, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $45,000, $326,000, $254,000 and $315,000 in 2011, 2012-2013, 2014-2015 and thereafter, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the time we cease to acquire properties on a frequent and regular basis. MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy upon completion of our acquisition stage. However, because MFFO excludes acquisition expenses, which are an important component in an analysis of historical performance, MFFO should not be construed as a historical performance measure. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2011 and 2010.
Presentation of this information is intended to assist in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$413,000	$(2,930,000)	$(7,352,000)	$(5,792,000)
Add:
Depreciation and amortization — consolidated properties	4,553,000	1,157,000	10,029,000	1,722,000
Less:
Net income attributable to noncontrolling interests	—	(1,000)	(1,000)	(1,000)
Depreciation and amortization related to noncontrolling interests	(2,000)	(2,000)	(7,000)	(2,000)

FFO	$4,964,000	$(1,776,000)	$2,669,000	$(4,073,000)

Add:
Acquisition related expenses	$913,000	$2,847,000	$9,698,000	$5,179,000
Amortization of above and below market leases	81,000	28,000	206,000	49,000
Loss in fair value of derivative financial instruments	202,000	74,000	427,000	194,000
Loss on extinguishment of debt	2,000	—	44,000	—
Change in deferred rent receivables related to noncontrolling interests	—	—	1,000	—
Less:
Change in deferred rent receivables	(806,000)	(157,000)	(1,719,000)	(241,000)

MFFO	$5,356,000	$1,016,000	$11,326,000	$1,108,000

Weighted average common shares outstanding — basic and diluted	34,644,097	8,745,255	26,171,404	5,687,117

Net income (loss) per common share — basic and diluted	$0.01	$(0.34)	$(0.28)	$(1.02)

FFO per common share — basic and diluted	$0.14	$(0.20)	$0.10	$(0.72)

MFFO per common share — basic and diluted	$0.15	$0.12	$0.43	$0.19

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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$413,000	$(2,930,000)	$(7,352,000)	$(5,792,000)
Add:
General and administrative	1,563,000	503,000	3,942,000	1,048,000
Acquisition related expenses	913,000	2,847,000	9,698,000	5,179,000
Depreciation and amortization	4,553,000	1,157,000	10,029,000	1,722,000
Interest expense	2,401,000	397,000	5,194,000	626,000
Less:
Interest income	(3,000)	(1,000)	(9,000)	(14,000)

Net operating income	$9,840,000	$1,973,000	$21,502,000	$2,769,000

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
The table below presents, as of September 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$244,000	$5,198,000	$963,000	$998,000	$5,409,000	$24,991,000	$37,803,000	$39,384,000
Weighted average interest rate on maturing debt	5.70%	5.84%	5.68%	5.69%	5.27%	5.86%	5.77%	—
Variable rate debt — principal payments	$3,104,000	$40,052,000	$343,000	$15,351,000	$359,000	$12,849,000	$72,058,000	$71,096,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2011)	1.37%	4.16%	2.86%	3.97%	2.85%	2.86%	3.76%	—
Mortgage loans payable were $64,914,000 ($64,853,000, net of discount and premium) as of September 30, 2011. As of September 30, 2011, we had five fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.33% to 6.60% per annum and a weighted average effective interest rate of 4.88% per annum. As of September 30, 2011, we had $37,803,000 ($38,016,000, net of discount and premium) of fixed rate debt, or 58.2% of mortgage loans payable, at a weighted average effective interest rate of 5.77% per annum and $27,111,000 ($26,837,000, net of discount) of variable rate debt, or 41.8% of mortgage loans payable, at a weighted average effective interest rate of 3.64% per annum. In addition, as of September 30, 2011, we had $44,947,000 outstanding under our lines of credit, at a weighted-average interest rate of 3.83% per annum.
As of September 30, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.77% per annum. $3,021,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $3,021,000 principal balance is reflected in the 2011 column above.
An increase in the variable interest rate on our lines of credit and our variable rate mortgage loans payable constitutes a market risk. As of September 30, 2011, a 0.50% increase in LIBOR would have increased our overall interest expense on our lines of credit and mortgage loans payables by $228,000, or 3.6%.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our best efforts initial public offering, or our offering, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We have used, and in the future may use, the net proceeds from our offering, borrowed funds, or other sources, such as Grubb & Ellis Company, or Grubb & Ellis, or our sponsor, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our sponsor for these distributions. Our sponsor is not obligated to contribute monies to fund any subsequent distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on December 31, 2011.
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

The distributions paid for the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Nine Months Ended
	September 30,
	2011		2010

Distributions paid in cash	$5,892,000		$1,146,000
Distributions reinvested	5,599,000		1,092,000

Total distributions	$11,491,000		$2,238,000

Source of distributions:
Cash flows from operations	$4,265,000	37.1%	$—	—%
Funds from our sponsor	—	—%	259,000	11.6%
Offering proceeds	7,226,000	62.9%	1,979,000	88.4%

Total sources	$11,491,000	100%	$2,238,000	100%

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
As of September 30, 2011, we had an amount payable of $500,000 to our advisor or its affiliates for asset and property management fees, operating expenses, lease commissions, acquisition related expenses and on-site personnel payroll, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2011, no amounts due to our advisor or its affiliates have been deferred, waived or forgiven. Our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO are as follows:

	Nine Months Ended
	September 30,
	2011		2010

Distributions paid in cash	$5,892,000		$1,146,000
Distributions reinvested	5,599,000		1,092,000

Total distributions	$11,491,000		$2,238,000

Source of distributions:
FFO	$2,669,000	23.2%	$—	—%
Funds from our sponsor	—	—%	259,000	11.6%
Offering proceeds	8,822,000	76.8%	1,979,000	88.4%

Total sources	$11,491,000	100%	$2,238,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP income (loss) to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

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
As we transition to American Healthcare Investors, LLC and Griffin Capital Corporation as our new co-sponsors, our success is increasingly dependent on the performance of our Chairman of the Board of Directors and Chief Executive Officer, and our President and Chief Operating Officer.
The advisory services set forth in the new advisory agreement with Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, have been assigned to a sub-advisor that is jointly owned by Griffin Capital Corporation, or Griffin Capital, and American Healthcare Investors, LLC, or American Healthcare Investors, an entity that is majority owned by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer, and Danny Prosky, our President and Chief Operating Officer and a director. After the transition period, Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, will be responsible for managing our day to day operations. Through Griffin-American Sub-Advisor’s affiliation with Griffin Capital, we expect to depend upon the services of certain employees of Griffin Capital, along with Messrs. Hanson and Prosky, to manage our operations. We have no prior experience working with Griffin Capital or its affiliates, most of whom will be unfamiliar with our company and our operations. Accordingly, as we transition to American Healthcare Investors and Griffin Capital as our new co-sponsors, our ability to achieve our investment objectives and to pay distributions will be dependent upon the ability of Mr. Hanson and Mr. Prosky to manage the transition, as well as to manage the identification and acquisition of investments, the determination of any financing arrangements and the management of our investments. We currently do not have an employment agreement with either Mr. Hanson or Mr. Prosky. If we were to lose the benefit of either of Mr. Hanson’s or Mr. Prosky’s experience, efforts and abilities, we may not be able to achieve our investment objectives and our operating results could suffer.
If we raise proceeds substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of an investment in us may fluctuate more widely with the performance of specific investments.
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in our offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure stockholders as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering amount. If we are unable to raise substantially more than the amount we have received to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition dealer manager services rendered to us from Grubb & Ellis Capital Corporation to Griffin Capital Securities, Inc., or Griffin Securities. The new dealer manager agreement with Griffin Securities will become effective upon the later of (i) the expiration of a 60-day transition period, or the Transition Period, provided for in the terminated dealer manager agreement with Grubb & Ellis Capital Corporation, or (ii) the receipt of certain regulatory approvals required for us to continue our offering through Griffin Securities as dealer manager. Accordingly, we expect to continue offering shares of our common stock pursuant to our offering through Grubb & Ellis Capital Corporation during the Transition Period. If the required regulatory approvals have not been received prior to the expiration of the Transition Period (January 6, 2012), we will be required to suspend our offering until the required regulatory approvals have been received.
The transfer of our dealer manager services to Griffin Securities may adversely affect our ability to raise capital pursuant to our offering, which could reduce the amount of cash available to pay distributions to stockholders.
On November 7, 2011, we entered into an agreement with Griffin Securities, whereby Griffin Securities will assume the role of dealer manager after the termination of the Transition Period with Grubb & Ellis Capital Corporation for the remainder of our offering; provided that the required regulatory approvals have been received. As a result of these conditions, we may not be able to transition the dealer manager functions to Griffin Securities immediately after the end of the Transition Period, or at all. Any such inability or delay in transitioning the dealer manager functions to Griffin Securities would require us to suspend our offering.
Moreover, prior to the end of the Transition Period, we will be required to substantially revise the prospectus for our offering in order to reflect the transfer of our sponsorship from Grubb & Ellis to a co-sponsorship arrangement with American Healthcare Investors and Griffin Capital, as well as the transfer of advisory functions to Griffin-American Advisor and the transfer of our dealer manager functions to Griffin Securities. While we intend to file such a revised prospectus with the SEC prior to the end of the Transition Period, we cannot make any assurances that we will be able to do so. If a revised prospectus is not filed and available for use prior to the Transition Period, we will be required to suspend our offering until such a revised prospectus is filed and available.
Furthermore, the soliciting dealer agreements between Grubb & Ellis Capital Corporation and the participating broker-dealers in our offering may not be transferable to Griffin Securities. If Griffin Securities is not able to enter into new soliciting dealer agreements with participating broker-dealers, or there is a delay in the execution of soliciting dealer agreements between Griffin Securities and participating broker-dealers, our ability to raise capital in our offering would be adversely affected.
Similarly, we will not be able to use any supplemental sales material bearing the Grubb & Ellis logo. We intend to prepare additional supplemental sales material for use in the future, but we cannot make any assurances regarding when, or if, such material will be available for use in connection with our offering. While any supplemental sales material must be accompanied by or preceded by the delivery of a prospectus related to our offering, the inability to use supplemental sales material may adversely affect our ability to raise capital in our offering.
Any suspension of our offering or delay in the execution of new soliciting dealer agreements with participating broker-dealers would adversely affect our ability to raise capital. In addition, we have used, and may continue to use, proceeds of our offering as a source of cash to pay, in part, distributions to our stockholders in anticipation of future cash flows. Therefore, an adverse affect on our ability to raise capital could also adversely affect our ability to pay distributions to stockholders.

Griffin-American Advisor and certain of its key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
Griffin-American Advisor and certain of its key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors of 16 other Griffin Capital-sponsored real estate programs, including Griffin Capital Net Lease REIT, Inc., a publicly registered, non-traded real estate investment trust, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on an investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently serves as dealer manager for Griffin Capital Net Lease REIT, Inc. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-158111), registering a public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our offering. Effective as of April 19, 2011, the dealer manager agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our sponsor. For a further discussion of the dealer manager agreement, see Note 18, Subsequent Events — Transition of Advisory and Dealer Manager Services, to our accompanying condensed consolidated financial statements. We are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000.
As of September 30, 2011, we had received and accepted subscriptions in our offering for 39,168,803 shares of our common stock, or $390,864,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2011, a total of $7,584,000 in distributions were reinvested and 798,285 shares of our common stock were issued pursuant to the DRIP.
As of September 30, 2011, we had incurred selling commissions of $26,620,000 and dealer manager fees of $11,697,000 in connection with our offering. We had also incurred other offering expenses of $3,917,000 as of such date. Such commissions, fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of September 30, 2011 and will not exceed 11.0% in the aggregate. As of September 30, 2011, net offering proceeds were $356,214,000, including proceeds from the DRIP and after deducting offering expenses.

As of September 30, 2011, $950,000 remained payable to our dealer manager, our advisor or its affiliates for offering related costs.
As of September 30, 2011, we had used $265,348,000 in proceeds from our offering to acquire properties from unaffiliated parties, $11,889,000 to pay acquisition related expenses to affiliated parties, $2,389,000 for lender required restricted cash accounts to unaffiliated parties, $4,148,000 for deferred financing costs to unaffiliated parties, $4,813,000 to pay acquisition related expenses to unaffiliated parties, $55,289,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $3,650,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.
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
During the three months ended September 30, 2011, we repurchased shares of our common stock as follows:

				(d)
				Maximum Approximate
			(c)	Dollar Value
			Total Number of Shares	of Shares that May
	(a)	(b)	Purchased As Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid per Share	Plan or Program(1)	Plans or Programs
July 1, 2011 to July 31, 2011	23,377	$9.30	23,377	(2)
August 1, 2011 to August 31, 2011	—	$—	—	(2)
September 1, 2011 to September 30, 2011	—	$—	—	(2)

Total/Weighted Average	23,377	$9.30	23,377

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

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

Grubb & Ellis Healthcare REIT II, Inc. (Registrant)
November 10, 2011	By:	/s/ Jeffrey T. Hanson
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

November 10, 2011	By:	/s/ Shannon K S Johnson
Date		Shannon K S Johnson
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

4.1	Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit B to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 23, 2011 and incorporated herein by reference)

4.3	Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit C to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 23, 2011 and incorporated herein by reference)

4.4	Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit D to our Prospectus dated April 29, 2011, contained in Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-158111) filed September 23, 2011 and incorporated herein by reference)

10.1	Joinder to Amended and Restated Promissory Note by G&E HC REIT II St. Anthony North Denver MOB, LLC for the benefit of Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.2	Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC, G&E HC REIT II St. Anthony North Denver MOB, LLC and Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.3	Future Advance Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by G&E HC REIT II St. Anthony North Denver MOB, LLC for the benefit of Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.4	Collateral Assignment of Management Contract by and between G&E HC REIT II St. Anthony North Denver MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Centum Health Properties, LLC and Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.5	Purchase and Sale Agreement by and between G&E HC REIT II Southeastern SNF Portfolio, LLC, Falligant Avenue Associates, L.P., Ivan Associates, L.P., McGee Road Associates, L.P., Powder Springs Road Associates, L.P., Red River Associates, L.P., San Alejandro Associates, L.P., San Carlos Associates, L.P., Tennessee Property Associates, L.P., West Point Road Associates, L.P., West Street Associates, L.P., LTC Consulting, L.P., Congress Street Partners, L.P., England Associates, L.P., Pharr Court Associates, L.P., Irving Place Associates, L.P., Hamilton Mill Associates, L.P., Facility Investments, L.P., South Parkway Associates, L.P., Wellington Healthcare Properties, L.P., Riverside Healthcare, L.P. and Wellington Healthcare Services, L.P., dated September 29, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 5, 2011 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.