Form 10-K
period 2011-12-31
Griffin-American Healthcare REIT II, Inc.
filed 2012-03-15
CIK 1455271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-54371

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 270-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There is no established market for the registrant’s common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 29,714,722 shares of common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $297,147,000, assuming a market value of $10.00 per share.

As of March 7, 2012, there were 53,752,796 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(A Maryland Corporation)

PART I

Item 1. Business.

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

Our Company

Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of December 31, 2011, we had received and accepted subscriptions in our offering for 47,831,458 shares of our common stock, or $477,306,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change the name of our operating partnership from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, or the G&E Advisory Agreement, between us and our former advisor. From August 24, 2009 through January 6, 2012, our former advisor supervised and managed our day-to-day operations and selected the properties and real estate-related investments we acquired, subject to the oversight and approval of our board of directors. Our former advisor also provided marketing, sales and client services on our behalf and engaged affiliated entities to provide various services to us. Our former advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or GEEA, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our former sponsor.

On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, as replacement co-sponsors, or our co-sponsors. As a result, on November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties would survive during a 60-day transition period and beyond.

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation that we terminated the Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, serves as our new advisor and delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under an advisory agreement, or the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our new dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors, since American Healthcare Investors is wholly-owned by Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the board of directors, Danny Prosky, our President and Chief Operating Officer and director, and Mathieu B. Streiff, our Executive Vice President, and American Healthcare Investors owns a 75.0% interest in Griffin-American Sub-Advisor. See the organizational chart provided in “– Our Structure,” below.

American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we have incurred in connection with the transition to our co-sponsors.

The Advisory Agreement with Griffin-American Advisor took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Dealer Manager Agreement with Griffin Securities also became effective January 7, 2012.

Key Developments during 2011 and 2012

•

On June 30, 2011, we entered into a loan agreement with KeyBank National Association, or KeyBank, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $71,500,000, or the KeyBank line of credit. On October 6, 2011, RBS Citizens, N.A., d/b/a Charter One, was added as a syndication agent to the KeyBank line of credit, whereby $35,750,000 of the aggregate maximum principal amount of the KeyBank line of credit was assigned to Charter One. The proceeds of loans made under the KeyBank line of credit may be used to acquire, finance or refinance eligible properties or for other incidental purposes as approved by KeyBank. The KeyBank line of credit matures on June 30, 2014 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

•

On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors and Griffin Capital as replacement co-sponsors.

•

On November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. The terms of the Advisory Agreement with our advisor are substantially the same as the terms of the terminated G&E Advisory Agreement, except for the following:

•	the acquisition fee was reduced from 2.75% of the contract purchase price of each property we acquire to 2.60% of the contract purchase price of each property we acquire;

•

the acquisition fee for property acquisitions will be paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties; and

•

the monthly asset management fee is an amount equal to one-twelfth of 0.85% of the average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012.

•

On November 7, 2011, we notified Grubb & Ellis Capital Corporation that we terminated the G&E Dealer Manager Agreement. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.

•

Effective as of December 9, 2011, our board of directors authorized an annualized distribution rate of 6.6% per share, assuming a purchase price of $10.00 per share, to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on March 31, 2012. Subsequently, our board of directors authorized a daily distribution at the same annualized distribution rate of 6.6% per share, assuming a purchase price of $10.00 per share, to our stockholders of record as of the close of business on each day of the quarterly period commencing on April 1, 2012 and ending on June 30, 2012. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001808219 per share of common stock. The 6.6% per share annualized distribution rate represents an increase in our distribution rate, which was an annualized rate of 6.5% per share, assuming a purchase price of $10.00 per share, prior to December 9, 2011.

•

Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc.

•

On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change the name of our operating partnership from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP.

•

As of March 7, 2012, we had received and accepted subscriptions in our offering for 52,415,020 shares of our common stock, or $523,074,000, excluding shares of our common stock issued pursuant to the DRIP.

•

As of March 15, 2012, we had completed 28 acquisitions, 19 of which were acquisitions of medical office buildings, four of which were acquisitions of hospitals and five of which were acquisitions of skilled nursing facilities. The aggregate purchase price of these properties was $662,735,000 and was comprised of 71 buildings and 2,654,000 square feet of gross leasable area, or GLA.

Our Structure

The following is a summary of our organizational structure as of March 15, 2012:

Our principal executive offices are located at 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California 92660, and the telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit2.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, as well as our Registration Statement on Form S-11 (File No. 333-158111), and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereit2.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

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

During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor entities, subject to the oversight and approval by our board of directors.

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

In addition, when and as determined appropriate by our advisor entities, our portfolio may also include properties in various stages of development other than those producing current income. These stages include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization scenarios, all of which have limited or no relevant operating histories and no current income. Our advisor entities will make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

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

Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor entities or other persons.

In addition, we may purchase real estate investments and lease them back to the sellers of such properties. Our advisor entities will use their best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.

Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor entities;

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

In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor entities deem it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

We will not purchase or lease real estate in which our co-sponsors, our advisor entities, our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value as determined by an independent expert selected by our disinterested independent directors.

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

We intend to acquire leased properties with long-term leases in-place and we do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly, however from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.

Joint Ventures

We may enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor entities, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor entities will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria used in the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.

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

We may only enter into joint ventures with other Griffin Capital programs, future American Healthcare Investors’ programs, affiliates of our advisor entities or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.

We may invest in general partnerships or joint ventures with other Griffin Capital programs, future American Healthcare Investors programs or affiliates of our advisor entities to enable us to increase our equity participation in such venture as additional proceeds of our offering are received, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor entities or any of their affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

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

Investing In and Originating Loans

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates and we may make or invest in loans in which the borrower is an affiliate. Our advisor entities will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

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

We have substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor entities will adhere to a board approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor entities will evaluate specific criteria for each prospective securities investment including:

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

We may invest in investment grade and non-investment grade commercial mortgage-backed securities classes. However, we will not invest more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. Similarly, we will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities and the amount of proceeds we raise in our offering. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

Development Strategy

We may engage our advisor entities or their affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor entities or their affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties. However, we will not pay a development fee to our advisor entities or their affiliates if our advisor entities or their affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor entities or their affiliates assist with planning and coordinating the construction of any tenant improvements or capital improvements, the respective party may be paid a construction management fee of up to 5.0% of the cost of such improvements.

Disposition Strategy

We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate-related investments other than real property is expected to be shorter than the holding period for real property assets. A property or real estate-related investment may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our advisor entities, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our advisor entities, the sale of the investment is in the best interest of our stockholders.

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

We anticipate that after our initial phase of operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 60.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2011, our aggregate borrowings were 18.4% of the combined fair market value of all of our real estate and real estate-related investments.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300.0% of our net assets, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 15, 2012 and December 31, 2011, our leverage did not exceed 300.0% of the value of our net assets.

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

Our charter restricts us from borrowing money from any of our directors or from our advisor entities or their affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Board Review of Our Investment Policies

Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor entities to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders. Each determination and the basis thereof is required to be set forth in the minutes of our applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.

As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Tax Status

We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distribution Policy

In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flow to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in our offering or subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.

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

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion on distributions approved by our board of directors.

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

Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

Significant Tenants

As of December 31, 2011, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as set forth below. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

	September 30,	September 30,	September 30,	September 30,	September 30,
Tenant	2011 Annualized Base Rent (1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
PA Holdings — SNF, L.P. (Mid- Atlantic Health Care, LLC)	$7,516,000	18.4%	Philadelphia SNF Portfolio	392,000	06/30/26

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2011.

Geographic Concentration

Based on leases in effect as of December 31, 2011, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Pennsylvania accounted for 18.4% of annualized base rent, Texas accounted for 13.4% of annualized base rent and Virginia accounted for 10.7% of annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2. Properties – Geographic Diversification/Concentration Table.

Employees

We have no employees and our executive officers are all employees of affiliates of our advisor entities. Our day-to-day management is performed by our advisor entities and their affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor entities are eligible for awards pursuant to the 2009 Incentive Plan, or our incentive plan. As of December 31, 2011, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our former advisor or our advisor entities under this plan.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment. For a discussion of our segment reporting for years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, see Note 17, Segment Reporting, to our Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

We have a limited operating history; therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by Griffin Capital may not be an accurate predictor of our future results.

We were formed in January 2009, did not engage in any material business operations prior to our offering and acquired our first property in March 2010. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, this is the first real estate program sponsored by American Healthcare Investors, and you should not rely on the past performance of other Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

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

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor entities in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offering after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor entities and the oversight of our board of directors. Our advisor entities may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor entities, are unable to find suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

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

Due to our transition to American Healthcare Investors and Griffin Capital as our co-sponsors, our success is increasingly dependent on the performance of our Chairman of the board of directors and Chief Executive Officer, and our President and Chief Operating Officer.

Since our transition to American Healthcare Investors and Griffin Capital as our co-sponsors, Griffin-American Sub-Advisor has been responsible for managing our day-to-day operations. Through Griffin-American Sub-Advisor’s affiliation with American Healthcare Investors, we are increasingly dependent upon the services of Messrs. Hanson and Prosky to manage our operations. We have no prior experience working with Griffin Capital or its affiliates, most of whom are unfamiliar with our company and our operations. Accordingly, in connection with our transition to American Healthcare Investors and Griffin Capital as our co-sponsors, our ability to achieve our investment objectives and to pay distributions depends upon the ability of Mr. Hanson and Mr. Prosky to manage the identification and acquisition of investments, the determination of any financing arrangements and the management of our investments. We currently do not have an employment agreement with either Mr. Hanson or Mr. Prosky. If we were to lose the benefit of either of Mr. Hanson’s or Mr. Prosky’s experience, efforts and abilities, we may not be able to achieve our investment objectives and our operating results could suffer.

The transfer of our dealer manager services to Griffin Securities may adversely affect our ability to raise capital pursuant to our offering, which could reduce the amount of cash available to pay distributions to stockholders.

On November 7, 2011, we entered into an agreement with Griffin Securities, whereby Griffin Securities assumed the role of dealer manager after the termination of a 60-day transition period with Grubb & Ellis Capital Corporation for the remainder of our offering. Effective January 6, 2012, the 60-day transition period ended, however, the soliciting dealer agreements between Grubb & Ellis Capital Corporation and the participating broker-dealers in our offering were not transferable to Griffin Securities. If Griffin Securities is not able to enter into as many new soliciting dealer agreements with participating broker-dealers that previously sold our offering, or there is a delay in the execution of soliciting dealer agreements between Griffin Securities and participating broker-dealers, our ability to raise capital in our offering would be adversely affected.

Similarly, we are not able to use any supplemental sales material bearing the Grubb & Ellis logo. We intend to prepare additional supplemental sales material for use in the future, but we cannot make any assurances regarding when, or if, such material will be available for use in connection with our offering. While any supplemental sales material must be accompanied by or preceded by the delivery of a prospectus related to our offering, the inability to use supplemental sales material may adversely affect our ability to raise capital in our offering.

Any delay in the execution of new soliciting dealer agreements with participating broker-dealers would adversely affect our ability to raise capital. In addition, we have used, and may continue to use, proceeds of our offering as a source of cash to pay, in part, distributions to our stockholders in anticipation of future cash flows. Therefore, an adverse affect on our ability to raise capital could also adversely affect our ability to pay distributions to stockholders.

Griffin-American Advisor and certain of its key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Griffin-American Advisor and certain of its key personnel, and their respective affiliates, serve as key personnel, advisors, managers and sponsors of 16 other Griffin Capital-sponsored real estate programs, including Griffin Capital Net Lease REIT, Inc., a publicly registered, non-traded real estate investment trust, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on an investment may suffer.

In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently also serves as dealer manager for Griffin Capital Net Lease REIT, Inc. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.

Our advisor entities may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.

We are externally advised by our advisor entities pursuant to an Advisory Agreement between us and our advisor, and a sub-advisory agreement between our advisor and our sub-advisor, each of which has a one-year term that expires January 7, 2013 and is subject to successive one-year renewals upon the mutual consent of us and our advisor entities. In the event of a partial or full liquidation of our assets, our advisor entities will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate; provided however, that any amounts owed to our advisor entities shall be reduced by the amounts paid, if any, to our former advisor pursuant to its limited partnership interest in our operating partnership. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor entities will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock; provided however, that any amounts owed to our advisor entities shall be reduced by the amounts paid, if any, to our former advisor pursuant to its limited partnership interest in our operating partnership. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, our advisor entities shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate; provided however, that any amounts owed to our advisor entities shall be reduced by the amounts paid, if any, to our former advisor pursuant to its subordinated distribution upon termination described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, of this report. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor entities in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.

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

Risks Related to Our Business

We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.

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

We have used, and in the future may use, the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through June 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011		2010

Distributions paid in cash	$9,375,000		$2,087,000
Distributions reinvested	8,817,000		1,985,000

	$18,192,000		$4,072,000

Sources of distributions:
Cash flows from operations	$9,264,000	50.9%	$—	—%
Funds from our former sponsor	—	—%	259,000	6.4%
Offering proceeds	8,928,000	49.1%	3,813,000	93.6%

	$18,192,000	100%	$4,072,000	100%

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

As of December 31, 2011, we had an amount payable of $520,000 to our former advisor or its affiliates for asset and property management fees, operating expenses, lease commissions, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2011, no amounts due to our former advisor or its affiliates have been deferred, waived or forgiven. Our former advisor and its affiliates and our advisor and its affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011		2010

Distributions paid in cash	$9,375,000		$2,087,000
Distributions reinvested	8,817,000		1,985,000

	$18,192,000		$4,072,000

Sources of distributions:
FFO	$9,040,000	49.7%	$—	—%
Funds from our former sponsor	—	—%	259,000	6.4%
Offering proceeds	9,152,000	50.3%	3,813,000	93.6%

	$18,192,000	100%	$4,072,000	100%

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

We intend to use the gross proceeds of our offering to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains, each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire and make necessary capital improvements to properties, pay other expenses or expand our business.

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.

We have financed and will continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 60.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Financial market disruptions may adversely affect our operating results and financial condition.

The global financial markets have undergone pervasive and fundamental disruptions over the past number of years. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Financial market disruptions could also affect our operating results and financial condition as follows:

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

•

Valuations — Any persistent market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

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

Our success is dependent on the performance of our advisor entities and certain key personnel.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor entities in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor entities have broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or other periodic filings with the SEC. We rely on the management ability of our advisor entities, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor entities. If our advisor entities suffer or are distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor entities may be unable to allocate time and/or resources to our operations. If our advisor entities are unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor entities’ principals, officers and certain of the principals, officers and employees of American Healthcare Investors, who manage our sub-advisor, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. In the event that Mr. Hanson or Mr. Prosky are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor entities or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.

Either we or our advisor, with the consent of the sub-advisor, can terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock; provided however, that any amounts owed to our advisor shall be reduced by any amounts paid to our former advisor pursuant to its limited partnership interest in our operating partnership. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, our advisor entities shall be entitled to receive a distribution equal to the amount that would be payable to our advisor entities pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value; provided however, that any amounts owed to our advisor entities shall be reduced by any amounts paid to our former advisor pursuant to its limited partnership interest in our operating partnership. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor entities upon termination of the Advisory Agreement cannot be determined at the present time.

If our advisor entities were to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.

If we internalize our management functions, we could incur significant costs associated with being self-managed.

Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor entities under the Advisory Agreement; however our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor entities or their affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor entities that we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor entities, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor entities, certain key personnel of our advisor or American Healthcare Investors may not be employed by us, but instead may remain employees of our co-sponsors or their affiliates.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor entities and their affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

Our success is dependent on the performance of our co-sponsors.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our sub-advisor which has assumed responsibility for the day to day management of our company from our advisor. The sub-advisor is a joint venture between our two co-sponsors. Our sub-advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. To the extent that any decline in our co-sponsors’ revenues and operating results impacts the performance of our advisor entities, our results of operations and financial condition could also suffer.

Our advisor, sub-advisor and their affiliates have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.

In the past, our former sponsor or its affiliates have, in certain circumstances, deferred or forgiven fees and loans payable by programs sponsored or managed by our former sponsor or its affiliates. Our advisor entities and their affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor entities or their affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.

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

Our former sponsor has filed for bankruptcy protection and, in connection with its reorganization or liquidation, may assert claims for payment of additional fees or reimbursement of expenses from us or otherwise seek claims against us and our affiliates. In such event, our officers and directors may be required to devote time to resolve any such claims by our former sponsor, and therefore, the time they are able to devote to our business may decline.

On February 20, 2012, Grubb & Ellis, our former sponsor, filed for Chapter 11 bankruptcy protection and announced that it signed an agreement to sell substantially all of its assets to BGC Partners, Inc. In connection with such reorganization, our former sponsor may assert claims for payment from us with respect to services performed by Grubb & Ellis and its affiliates during the time that Grubb & Ellis served as our sponsor, or otherwise seek claims against us and our affiliates. Any such payments made to our former sponsor may reduce the amount of expenses for which we reimburse our current advisor entities in connection with our offering. While we believe the amount of such payments to our former sponsor, if any, would be immaterial, our officers and directors may be required to devote significant time to resolve any claims asserted against us or our affiliates. If this were to occur, the time that our officers and directors devote to our business may decline during any period where these claims are being resolved, and our business and operations may suffer as a result.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of relationships among us, our officers, our advisor entities and their affiliates, including the material conflicts discussed below.

We may compete with other programs sponsored by our co-sponsors for investment opportunities. As a result, our advisor entities may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Griffin Capital or its affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and either of our co-sponsors may sponsor other similar programs in the future. As a result, we may be buying properties at the same time as one or more other Griffin Capital or future American Healthcare Investors programs that are managed or advised by affiliates of our advisor entities. Officers and employees of our advisor entities may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor entities may select properties for us that provide lower returns to us than properties that their affiliates select to be purchased by another Griffin Capital program or future American Healthcare Investor programs. We cannot be sure that officers and employees acting for or on behalf of our advisor entities and on behalf of managers of other Griffin Capital programs or future American Healthcare Investors programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor, our sub-advisor and other entities or programs managed by their affiliates, our advisor entities may not cause us to invest in favorable investment opportunities that our advisor entities locate when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.

The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of our stockholders’ investment.

All of our officers also are principals, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These relationships are described in Part III, Item 10, Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K. These persons are not precluded from working with, or investing in, any program American Healthcare Investors may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investment.

American Healthcare Investors and our advisor entities’ officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the officers of American Healthcare Investors and our advisor entities face competing demands relating to their time and resources because they are also or may become affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.

Our advisor entities face conflicts of interest relating to their compensation structure, which could result in actions that are not necessarily in our stockholders’ long-term best interest.

Under the Advisory Agreement and sub-advisory agreement, and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor entities are entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor entities to perform in both our and our stockholders’ long-term best interests. The fees to which our advisor entities or their affiliates are entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership with our operating partnership. The distributions our advisor entities may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, of this Annual Report on Form 10-K for a description of the fees and distributions payable to our advisor entities and their affiliates. However, because our advisor entities are entitled to receive substantial minimum compensation regardless of our performance, our advisor entities’ interests may not be wholly aligned with our stockholders. In that regard, our advisor entities or their affiliates receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor entities not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor entities could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor entities or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor entities to fees or distributions.

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

The distribution payable to our advisor entities may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.

Our advisor entities’ entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor entities to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor entities upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange, if our advisor entities meet the performance thresholds included in our operating partnership’s limited partnership agreement even if our advisor or sub-advisor are no longer serving as our advisor or sub-advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor entities.

We may acquire assets from, or dispose of assets to, affiliates of our advisor entities, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.

We may acquire assets from affiliates of our advisor entities. Further, we may also dispose of assets to affiliates of our advisor entities. Affiliates of our advisor entities may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our advisor entities in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.

If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.

In the event that we enter into a joint venture with any other program sponsored or advised by one of our co-sponsors or one of their affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Griffin Capital programs or future American Healthcare Investors programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Griffin Capital programs or future American Healthcare Investors programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.

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

As part of our advisor’s obligations under the Advisory Agreement, our advisor agrees to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

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

We intend to hold our various real estate investments until such time as our advisor entities determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our advisor, through our sub-advisor and subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

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

Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our real estate investments are concentrated in medical office buildings or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired and will continue to acquire or selectively develop and own medical office buildings and healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.

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

Although we intend to continue to acquire real estate throughout the U.S., it is likely that a significant portion of our portfolio will be located in southern and western states. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio.

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

Our medical office buildings and healthcare-related facilities often face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.

Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.

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

The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a revised Exposure Draft regarding lease accounting in the second half of 2012.

Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.

The properties we acquire may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.

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

Our operating properties are subject to real and personal property taxes that may increase in the future, which could adversely affect our cash flows.

Our operating properties are subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the operating properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.

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

The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.

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

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. At the end of 2011 and in February 2012, Congress passed separate laws which delayed the Medicare payment reduction for physician reimbursement by Medicare of approximately 21.0% to 25.0%, which was supposed to occur on January 1, 2012, for one year. If Congress does not address the sustainable growth rate by January 1, 2013, physician Medicare payments may be reduced by approximately 25.0% to 29.0%, which may adversely impact our tenants’ ability to make rental payments.

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

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We have and may continue to enter into loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor entities. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

Some of our current and future financing arrangements will require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.

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

Risks Related to Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we have entered and may enter could impair our operating flexibility and our results of operations.

In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our advisor entities. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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

Federal Income Tax Risks

Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.

We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.

If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.

To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 35.0%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2012. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2012. It is impossible to anticipate the effects of any such legislation at this time.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2011, our principal executive offices are located at 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California 92660. We do not have an address separate from our advisor entities or our co-sponsors. Since we pay our advisor entities fees for their services, we do not pay rent for the use of their space.

Real Estate Investments

As of December 31, 2011, we had completed 25 acquisitions, 17 of which were acquisitions of medical office buildings, four of which were acquisitions of hospitals and four of which were acquisitions of skilled nursing facilities. The aggregate purchase price of these properties was $438,625,000 and was comprised of 56 buildings and 1,987,000 square feet of GLA.

The following table presents certain additional information about our properties as of December 31, 2011:

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
Property(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Occupancy (3)	Annual Rent Per Leased Sq Ft (4)
Lacombe Medical Office Building	Lacombe, LA	Medical Office Building	34,000	1.7%	03/05/10	$6,970,000	$637,000	1.6%	100%	$18.66
Center for Neurosurgery and Spine	Sartell, MN	Medical Office Building	33,000	1.7	03/31/10	6,500,000	576,000	1.4	100%	$17.40
Parkway Medical Center	Beachwood, OH	Medical Office Building	88,000	4.4	04/12/10	10,900,000	1,762,000	4.3	91.7%	$21.85
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office Building	37,000	1.9	04/30/10	8,400,000	808,000	2.0	100%	$21.91
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	37,000	1.9	05/27/10	11,000,000	1,021,000	2.5	100%	$27.26
St. Vincent Medical Office Building	Cleveland, OH	Medical Office Building	51,000	2.6	06/25/10	10,100,000	1,130,000	2.8	95.4%	$23.00
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office Building	29,000	1.5	06/28/10	6,350,000	595,000	1.5	100%	$20.70
Pocatello East Medical Office Building	Pocatello, ID	Medical Office Building	76,000	3.8	07/27/10	15,800,000	1,423,000	3.5	100%	$18.62
Monument Long-Term Acute Care Hospital Portfolio	Cape Girardeau, Joplin, Columbia, MO and Athens, GA	Hospital	115,000	5.8	Various	41,695,000	3,717,000	9.1	100%	$32.35
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	Skilled Nursing Facility	232,000	11.7	09/16/10	45,000,000	4,361,000	10.7	100%	$18.81
Sylva Medical Office Building	Sylva, NC	Medical Office Building	45,000	2.3	11/15/10	11,400,000	957,000	2.3	100%	$21.17
Surgical Hospital of Humble	Humble, TX	Hospital	30,000	1.5	12/10/10	13,100,000	1,190,000	2.9	100%	$39.18
Lawton Medical Office Building Portfolio	Lawton, OK	Medical Office Building	62,000	3.1	12/22/10	11,550,000	956,000	2.3	100%	$15.33
Ennis Medical Office Building	Ennis, TX	Medical Office Building	30,000	1.5	12/22/10	7,100,000	611,000	1.5	94.8%	$21.57
St. Anthony North Medical Office Building	Westminster, CO	Medical Office Building	60,000	3.0	03/29/11	11,950,000	1,039,000	2.5	88.5%	$19.45
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing Facility	34,000	1.7	03/31/11	13,000,000	1,300,000	3.2	100%	$37.94
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing Facility	40,000	2.0	04/13/11	11,000,000	1,078,000	2.6	100%	$27.17
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office Building	42,000	2.1	04/14/11	8,070,000	719,000	1.8	100%	$17.10
Lakewood Ranch Medical Office Building	Bradenton, FL	Medical Office Building	58,000	2.9	04/15/11	12,500,000	1,204,000	2.9	94.4%	$22.14
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX, Carlsbad and Hobbs, NM, Hope, AR and Lake Charles, LA	Medical Office Building	156,000	7.9	05/12/11	30,050,000	2,861,000	7.0	100.0%	$18.35
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office Building	179,000	9.0	05/26/11	44,050,000	3,057,000	7.5	74.6%	$22.89
Philadelphia SNF Portfolio	Philadelphia, PA	Skilled Nursing Facility	392,000	19.7	06/30/11	75,000,000	7,516,000	18.4	100%	$19.19
Maxfield Medical Office Building	Sarasota, FL	Medical Office Building	41,000	2.0	07/11/11	7,200,000	638,000	1.5	90.5%	$17.15
Lafayette Physical Rehabilitation Hospital	Lafayette, LA	Hospital	26,000	1.3	09/30/11	12,100,000	1,060,000	2.6	100%	$40.10
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office Building	60,000	3.0	12/22/11	7,840,000	654,000	1.6	89.2%	$12.12

Total/Weighted Average			1,987,000	100%		$438,625,000	$40,870,000	100%	96.1%	$21.37

(1)	We own 100% of all of our properties, except for Pocatello East Medical Office Building, of which we own 98.75%.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2011.

(3)	Occupancy includes all leased space of the respective acquisition including master leases.

(4)	Average annual rent per leased square foot based on leases in effect as of December 31, 2011.

We own fee simple interests in all of our properties except Dixie-Lobo Medical Office Building Portfolio, Lakewood Ranch Medical Office Building, Lawton Medical Office Building Portfolio, Livingston Medical Arts Pavilion, four of the five buildings of Milestone Medical Office Building Portfolio, Pocatello East Medical Office Building, Sierra Providence East Medical Plaza I, St. Anthony North Medical Office Building and Sylva Medical Office Building for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.

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

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent and percentage of annual rent of expiring leases as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Rent Under Expiring Leases	% of Total Annual Rent Represented by Expiring Leases (1)
2012	26	62,000	3.3%	$1,313,000	2.7%
2013	25	76,000	4.0	1,729,000	3.6
2014	23	77,000	4.0	1,577,000	3.3
2015	33	125,000	6.5	2,454,000	5.1
2016	22	190,000	9.9	3,952,000	8.2
2017	9	55,000	2.9	1,084,000	2.3
2018	10	85,000	4.5	1,662,000	3.4
2019	6	84,000	4.4	1,903,000	4.0
2020	21	83,000	4.3	2,434,000	5.0
2021	10	69,000	3.6	2,044,000	4.2
Thereafter	23	1,005,000	52.6	28,049,000	58.2

Total	208	1,911,000	100%	$48,201,000	100%

(1)	The annual rent percentage is based on the total annual contractual base rent based on leases in effect as of December 31, 2011.

Geographic Diversification/Concentration Table

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent (1)	% of Annualized Base Rent

Arizona	1	40,000	2.0%	$1,078,000	2.6%
Arkansas	5	121,000	6.1	1,324,000	3.2
California	3	34,000	1.7	1,300,000	3.2
Colorado	2	97,000	4.9	1,847,000	4.5
Florida	2	99,000	5.0	1,842,000	4.5
Georgia	1	31,000	1.6	1,106,000	2.7
Idaho	1	76,000	3.8	1,423,000	3.5
Louisiana	3	75,000	3.8	1,972,000	4.8
Minnesota	2	33,000	1.7	576,000	1.4
Missouri	3	84,000	4.2	2,611,000	6.4
North Carolina	1	45,000	2.3	957,000	2.3
New Jersey	1	68,000	3.4	1,911,000	4.7
New Mexico	2	39,000	2.0	710,000	1.7
Ohio	3	139,000	7.0	2,892,000	7.1
Oklahoma	3	99,000	5.0	1,977,000	4.8
Pennsylvania	5	392,000	19.7	7,516,000	18.4
Texas	11	283,000	14.2	5,467,000	13.4
Virginia	7	232,000	11.6	4,361,000	10.7

Total	56	1,987,000	100%	$40,870,000	100%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2011.

Indebtedness

For a discussion of our indebtedness, see Note 6, Mortgage Loans Payable, Net, Note 7, Derivative Financial Instruments, and Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for shares of our common stock.

In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor entities’ estimated value of the shares is $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of our offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.

Stockholders

As of March 7, 2012, we had approximately 14,400 stockholders of record.

Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through June 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011		2010

Distributions paid in cash	$9,375,000		$2,087,000
Distributions reinvested	8,817,000		1,985,000

	$18,192,000		$4,072,000

Sources of distributions:
Cash flows from operations	$9,264,000	50.9%	$—	—%
Funds from our former sponsor	—	—%	259,000	6.4%
Offering proceeds	8,928,000	49.1%	3,813,000	93.6%

	$18,192,000	100%	$4,072,000	100%

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not pay any distributions.

Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.

Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.

As of December 31, 2011, we had an amount payable of $520,000 to our former advisor or its affiliates for asset and property management fees, operating expenses, lease commissions, on-site personnel payroll and acquisition related expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of December 31, 2011, no amounts due to our former advisor or its affiliates have been deferred, waived or forgiven. Our former advisor and its affiliates and our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor and its affiliates and our advisor entities and their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our co-sponsors or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO are as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011		2010

Distributions paid in cash	$9,375,000		$2,087,000
Distributions reinvested	8,817,000		1,985,000

	$18,192,000		$4,072,000

Sources of distributions:
FFO	$9,040,000	49.7%	$—	—%
Funds from our former sponsor	—	—%	259,000	6.4%
Offering proceeds	9,152,000	50.3%	3,813,000	93.6%

	$18,192,000	100%	$4,072,000	100%

For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not pay any distributions.

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations in Item 6. Selected Financial Data.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights, or SARs, or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 12, Equity — 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2011:

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders(1)	—	—	1,970,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,970,000

(1)	On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Use of Public Offering Proceeds

Our Registration Statement on Form S-11 (File No. 333-158111), registering a public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Pursuant to our Registration Statement on Form S-11, we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

As of December 31, 2011, we had received and accepted subscriptions in our offering for 47,831,458 shares of our common stock, or $477,306,000, excluding shares of our common stock issued pursuant to the DRIP. As of December 31, 2011, a total of $10,802,000 in distributions were reinvested and 1,137,013 shares of our common stock were issued pursuant to the DRIP.

As of December 31, 2011, we had incurred selling commissions of $32,500,000 and dealer manager fees of $14,290,000 in connection with our offering. We had also incurred other offering expenses of $4,783,000 as of such date. Such commissions, fees and reimbursements were incurred to our former affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of December 31, 2011 and will not exceed 11.0% in the aggregate. As of December 31, 2011, net offering proceeds were $436,535,000, including proceeds from the DRIP and after deducting offering expenses.

As of December 31, 2011, $527,000 remained payable to Grubb & Ellis Capital Corporation, our former advisor or its affiliates for offering related costs.

As of December 31, 2011, we had used $301,864,000 in proceeds from our offering to acquire properties from unaffiliated parties, $12,116,000 to pay acquisition related expenses to affiliated parties, $2,289,000 for lender required restricted cash accounts to unaffiliated parties, $4,438,000 for deferred financing costs to unaffiliated parties, $5,034,000 to pay acquisition related expenses to unaffiliated parties, $55,674,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $7,550,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

During the three months ended December 31, 2011, we repurchased shares of our common stock as follows:

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 to October 31, 2011	51,290	$9.35	51,290	(2)
November 1, 2011 to November 30, 2011	—	$—	—	(2)
December 1, 2011 to December 31, 2011	—	$—	—	(2)

Total	51,290		51,290

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.

(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 6. Selected Financial Data.

The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period. We had limited results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009 and for the year ended December 31, 2010, and therefore, our results of operations for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are not comparable.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	September 30,	September 30,	September 30,
	December 31,
Selected Financial Data	2011	2010	2009

BALANCE SHEET DATA:
Total assets	$499,152,000	$203,996,000	$13,809,000
Mortgage loans payable, net	$80,466,000	$58,331,000	$—
Lines of credit	$—	$11,800,000	$—
Stockholders' equity	$397,357,000	$125,240,000	$13,283,000

	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

STATEMENT OF OPERATIONS DATA:
Total revenues	$40,457,000	$8,682,000	$—
Loss from continuing operations	$(5,774,000)	$(7,423,000)	$(282,000)
Net loss attributable to controlling interest	$(5,776,000)	$(7,424,000)	$(281,000)
Net loss per common share — basic and diluted(1):
Net loss from continuing operations	$(0.19)	$(0.99)	$(1.51)
Net loss attributable to controlling interest	$(0.19)	$(0.99)	$(1.51)

STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$9,264,000	$(2,881,000)	$(40,000)
Net cash used in investing activities	$(223,689,000)	$(186,342,000)	$—
Net cash provided by financing activities	$253,089,000	$181,468,000	$13,813,000

OTHER DATA:
Distributions declared	$20,037,000	$4,866,000	$—
Distributions declared per share	$0.65	$0.65	$—
Funds from operations(2)	$9,040,000	$(3,837,000)	$(281,000)
Modified funds from operations(2)	$17,577,000	$2,909,000	$(263,000)
Net operating income(3)	$32,127,000	$6,481,000	$—

(1)	Net loss per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

(2)	Funds from Operations and Modified Funds from Operations:

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset an impairment charge would be recognized. Testing for impairment charges is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss).

However, FFO and modified funds from operations, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-traded REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our former advisor, our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our former advisor, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.

Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Net loss	$(5,774,000)	$(7,423,000)	$(282,000)
Add:
Depreciation and amortization — consolidated properties	14,826,000	3,591,000	—
Less:
Net (income) loss attributable to noncontrolling interests	(2,000)	(1,000)	1,000
Depreciation and amortization related to noncontrolling interests	(10,000)	(4,000)	—

FFO	$9,040,000	$(3,837,000)	$(281,000)

Add:
Acquisition related expenses(a)	$10,389,000	$7,099,000	$18,000
Amortization of above and below market leases(b)	298,000	79,000	—
Loss in fair value of derivative financial instruments(c)	366,000	143,000	—

Loss on extinguishment of debt(d)	44,000	—	—
Change in deferred rent receivables related to noncontrolling interests(e)	2,000	1,000	—
Less:
Change in deferred rent receivables(e)	(2,562,000)	(576,000)	—

MFFO	$17,577,000	$2,909,000	$(263,000)

Weighted average common shares outstanding — basic and diluted	30,808,725	7,471,184	186,330

Net loss per common share — basic and diluted	$(0.19)	$(0.99)	$(1.51)

FFO per common share — basic and diluted	$0.29	$(0.51)	$(1.51)

MFFO per common share — basic and diluted	$0.57	$0.39	$(1.41)

(a)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

(b)	Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(c)	Under GAAP, we are required to record our derivative financial instruments at fair value at each reporting period. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

(d)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

(e)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(3)	Net Operating Income:

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the year ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Net loss	$(5,774,000)	$(7,423,000)	$(282,000)
Add:
General and administrative	5,992,000	1,670,000	268,000
Acquisition related expenses	10,389,000	7,099,000	18,000
Depreciation and amortization	14,826,000	3,591,000	—
Interest expense	6,711,000	1,559,000	—
Less:
Interest income	(17,000)	(15,000)	(4,000)

Net operating income	$32,127,000	$6,481,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2011 and 2010, together with our results of operations for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 and cash flows for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.

Overview and Background

Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of December 31, 2011, we had received and accepted subscriptions in our offering for 47,831,458 shares of our common stock, or $477,306,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change its name from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, or the G&E Advisory Agreement, between us and our former advisor. From August 24, 2009 through January 6, 2012, our former advisor supervised and managed our day-to-day operations and selected the properties and real estate-related investments we acquired, subject to the oversight and approval of our board of directors. Our former advisor also provided marketing, sales and client services on our behalf and engaged affiliated entities to provide various services to us. Our former advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or GEEA, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our former sponsor.

On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors and Griffin Capital as replacement co-sponsors. As a result, on November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties would survive during a 60-day transition period and beyond.

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation that we terminated the dealer manager agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, serves as our new advisor and delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under an advisory agreement, or the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our new dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we have incurred in connection with the transition to our co-sponsors.

The Advisory Agreement with Griffin-American Advisor took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Dealer Manager Agreement with Griffin Securities also became effective January 7, 2012.

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of December 31, 2011, we had completed 25 acquisitions comprising 56 buildings and approximately 1,987,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $438,625,000.

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

In addition, when and as determined appropriate by our advisor entities, our portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our advisor entities make this determination based upon a variety of factors, including the available risk adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.

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

Critical Accounting Policies

We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, accounting for property acquisitions, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.

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

Accounting for Property Acquisitions

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The value of in-place lease costs and the value of tenant relationships is based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected rental income associated with the master lease space over the assumed lease-up period.

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

The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.

The fair values are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders. Because of our election of REIT status for 2010, we did not benefit from the loss incurred for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions in 2012, 2011 and 2010

For a discussion of acquisitions in 2012, 2011 and 2010, see Note 3, Real Estate Investments, and Note 21, Subsequent Events – Property Acquisitions, to our accompanying Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

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

Scheduled Lease Expirations

As of December 31, 2011, our consolidated properties were 96.1% occupied. During 2012, 3.3% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of December 31, 2011, our remaining weighted average lease term is 9.7 years.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we have provided management’s assessment of our internal control over financial reporting as of December 31, 2011 and will continue to comply with such regulations.

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

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009

Our operating results for the years ended December 31, 2011 and 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with such acquisitions.

We had limited results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009, and therefore, our results of operations for years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.

As of December 31, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment.

Except where otherwise noted, the change in our results of operations is primarily due to our 25 acquisitions as of December 31, 2011, as compared to 14 acquisitions as of December 31, 2010, as compared to not owning any properties as of December 31, 2009. As of December 31, 2011 and 2010, we owned the following types of properties:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011			2010
	Number of Acquisitions	Aggregate Purchase Price	Leased %	Number of Acquisitions	Aggregate Purchase Price	Leased %

Medical office buildings	17	$216,730,000	92.9%	10	$95,070,000	96.9%
Hospitals	4	77,895,000	100%	3	53,372,000	100%
Skilled nursing facilities	4	144,000,000	100%	1	45,000,000	100%

Total/Weighted Average	25	$438,625,000	96.1%	14	$193,442,000	98.3%

We did not own any properties as of December 31, 2009.

Rental Income

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, rental income was $40,457,000, $8,682,000 and $0, respectively, and was primarily comprised of base rent of $31,506,000, $6,786,000 and $0, respectively, and expense recoveries of $6,175,000, $1,314,000 and $0, respectively.

Rental income by operating segment consisted of the following for the periods then ended:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Medical office buildings	$21,479,000	$5,635,000	$—
Hospitals	7,651,000	1,684,000	—
Skilled nursing facilities	11,327,000	1,363,000	—

Total	$40,457,000	$8,682,000	$—

Rental Expenses

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, rental expenses were $8,330,000, $2,201,000 and $0, respectively. Rental expenses consisted of the following for the periods then ended:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Real estate taxes	$3,709,000	$804,000	$—
Building maintenance	1,582,000	539,000	—
Utilities	1,361,000	427,000	—
Property management fees	843,000	245,000	—
Administration	319,000	105,000	—
Insurance	180,000	41,000	—
Amortization of leasehold interests	139,000	2,000	—
Other	197,000	38,000	—

Total	$8,330,000	$2,201,000	$—

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,				Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2011		2010

Medical office buildings	$6,575,000	30.6%	$2,003,000	35.5%	$—	—%
Hospitals	725,000	9.5%	119,000	7.1%	—	—%
Skilled nursing facilities	1,030,000	9.1%	79,000	5.8%	—	—%

Total/weighted average	$8,330,000	20.6%	$2,201,000	25.4%	$—	—%

Overall, as compared to 2010, the percentage of rental expenses as a percentage of revenue in 2011 is lower as our portfolio in 2011 contains more hospitals and skilled nursing facilities, which typically have a lower expense to revenue ratio than medical office buildings. We did not own any properties as of December 31, 2009.

General and Administrative

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, general and administrative was $5,992,000, $1,670,000 and $268,000, respectively. General and administrative consisted of the following for the periods then ended:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Asset management fees	$2,929,000	$612,000	$—
Professional and legal fees	1,466,000	442,000	50,000
Board of directors fees	377,000	163,000	55,000
Bad debt expense	261,000	5,000	—
Transfer agent services	311,000	111,000	59,000
Franchise taxes	170,000	3,000	—
Directors’ and officers’ liability insurance	164,000	177,000	64,000
Bank charges	115,000	32,000	2,000
Postage & delivery	99,000	38,000	—
Restricted stock compensation	66,000	54,000	35,000
Other	34,000	33,000	3,000

	$5,992,000	$1,670,000	$268,000

The increase in general and administrative in 2011 as compared to 2010 is primarily the result of purchasing properties in 2011 and 2010 and thus incurring asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

The increase in general and administrative in 2010 as compared to 2009 is primarily the result of asset management fees incurred due to purchasing properties in 2010, legal and professional fees incurred in connection with our SEC reporting requirements, where such requirements did not exist until our offering was declared effective on August 24, 2009, and directors’ and officers’ liability insurance and board of directors fees for a full year in 2010 compared to four months in 2009.

Acquisition Related Expenses

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred acquisition related expenses of $10,389,000, $7,099,000 and $18,000 respectively. For the years ended December 31, 2011 and 2010, acquisition related expenses related primarily to expenses associated with our 11 and 14 acquisitions, respectively, completed during the period, including acquisition fees of $6,739,000 and $5,329,000, respectively, incurred to our former advisor or its affiliates. The increase in acquisition related expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is due to purchasing $245,183,000 in acquisitions in 2011 as compared to $193,442,000 in acquisitions in 2010. The increase in acquisition related expenses for the year ended December 31, 2010 as compared to the period from January 7, 2009 (Date of Inception) through December 31, 2009 is due to purchasing $193,442,000 in acquisitions in 2010 as compared to $0 in 2009.

Depreciation and Amortization

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, depreciation and amortization was $14,826,000, $3,591,000 and $0, respectively, and consisted primarily of depreciation on our operating properties of $9,919,000, $2,070,000 and $0, respectively, and amortization on our identified intangible assets of $4,878,000, $1,520,000 and $0, respectively.

Interest Expense

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, interest expense including loss in fair value of derivative financial instruments was $6,711,000, $1,559,000 and $0, respectively. Interest expense consisted of the following for the periods then ended:

	September 30,	September 30,	September 30,
	Years Ended December 31,		Period from January 7, 2009 (Date of Inception) through
	2011	2010	December 31, 2009

Interest expense — mortgage loans payable and derivative financial instruments	$4,065,000	$942,000	$—
Amortization of deferred financing costs — mortgage loans payable	606,000	120,000	—
Loss on extinguishment of debt — write-off of deferred financing costs and debt premium	44,000	—	—
Amortization of debt discount and premium	(47,000)	27,000	—
Interest expense — lines of credit	1,016,000	222,000	—
Amortization of deferred financing costs — lines of credit	661,000	105,000	—
Loss in fair value of derivative financial instruments	366,000	143,000	—

Total	$6,711,000	$1,559,000	$—

Interest Income

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had interest income of $17,000, $15,000 and $4,000, respectively, related to interest earned on funds held in cash accounts.

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

Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. On November 7, 2011, we entered into an agreement with Griffin Capital Securities, Inc., or Griffin Securities, whereby Griffin Securities assumed the role of dealer manager for the remainder of our offering effective January 7, 2012, after a 60 day transition period following the termination of the G&E Dealer Manager Agreement. However, the soliciting dealer agreements between Grubb & Ellis Capital Corporation and the participating broker-dealers in our offering were not transferable to Griffin Securities. If Griffin Securities is not able to enter into as many new soliciting dealer agreements with participating broker-dealers that previously sold our offering, or there is a delay in the execution of soliciting dealer agreements between Griffin Securities and participating broker-dealers, our ability to raise capital in our offering would be adversely affected and could impact our sources of funds. For a further discussion, see Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our former advisor and its affiliates and our advisor entities and their affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.

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

Our advisor entities evaluate potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offering in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our advisor entities prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Other Liquidity Needs

In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor entities or their affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor entities or their affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

Based on the properties we owned as of December 31, 2011, we estimate that our expenditures for capital improvements and tenant improvements will require up to $5,693,000 within the next 12 months. As of December 31, 2011, we had $2,107,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by (used in) operating activities for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $9,264,000, $(2,881,000), and $(40,000), respectively. For the years ended December 31, 2011 and 2010, cash flows provided by (used in) operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, cash flows used in operating activities primarily related to the payment of general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Cash flows used in investing activities for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $223,689,000, $186,342,000 and $0, respectively. For the year ended December 31, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $213,856,000, the payment of $6,901,000 in real estate and escrow deposits for the acquisition of real estate and capital expenditures of $3,459,000. For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $182,818,000, restricted cash in the amount of $2,816,000 and the payment of $649,000 in real estate and escrow deposits. We anticipate cash flows used in investing activities to increase as we acquire additional properties.

Cash flows provided by financing activities for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, were $253,089,000, $181,468,000 and $13,813,000, respectively. For the year ended December 31, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $325,444,000 and borrowings on our mortgage loans payable in the amount of $43,700,000, partially offset by principal payments on our mortgage loans payable in the amount of $55,429,000, the payment of offering costs of $35,297,000, net payments under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, or the lines of credit, in the amount of $11,800,000, and distributions of $9,375,000. Additional cash outflows primarily related to deferred financing costs of $2,851,000 in connection with the debt financing for our acquisitions and our lines of credit with Bank of America and KeyBank and share repurchases of $1,198,000. For a further discussion of our lines of credit, see Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Of the $55,429,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand, $23,132,000 reflects the early extinguishment of a mortgage loan payable on Dixie-Lobo Medical Office Building Portfolio using borrowings from our line of credit with Bank of America and $22,039,000 reflects early payments made on a bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings on our line of credit with KeyBank. For the year ended December 31, 2010, such cash flows related primarily to funds raised from investors in our offering in the amount of $136,944,000, borrowings on our mortgage loan payables in the amount of $51,110,000, and net borrowings under our line of credit with Bank of America in the amount of $11,800,000, partially offset by the payment of offering costs of $14,442,000 and distributions of $2,087,000. Additional cash outflows primarily related to deferred financing costs of $1,587,000 in connection with the debt financing for our acquisitions and our line of credit with Bank of America. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, such cash flows related primarily to funds raised from investors in our offering in the amount of $15,118,000, partially offset by the payment of offering costs of $1,307,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.

Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2011 and 2010, was as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010

Ordinary income	$9,276,000	51%	$935,000	23%
Capital gain	—	—	—	—
Return of capital	8,912,000	49	3,128,000	77

	$18,188,000	100%	$4,063,000	100%

We began paying distributions in 2010. Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2011, our borrowings were 18.4% of our properties’ combined fair market values, as defined.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 15, 2012 and December 31, 2011, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lines of Credit

For a discussion of the lines of credit, see Note 8, Lines of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2011, we had $53,557,000 ($53,762,000, net of discount and premium) of fixed rate debt and $26,972,000 ($26,704,000, net of discount) of variable rate debt outstanding secured by our properties. As of December 31, 2011, we had no outstanding borrowings under our lines of credit.

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2011, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.24% per annum.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit, (ii) interest payments on our mortgage loans payable, lines of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of December 31, 2011:

	September 30,		September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Less than 1 Year (2012)		1-3 Years (2013-2014)	4-5 Years (2015-2016)	More than 5 Years (after 2016)	Total

Principal payments — fixed rate debt	$5,198,000		$2,189,000	$11,471,000	$34,699,000	$53,557,000
Interest payments — fixed rate debt	2,863,000		5,086,000	4,373,000	2,593,000	14,915,000
Principal payments — variable rate debt	13,070,000	(1)	694,000	7,009,000	6,199,000	26,972,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2011)	832,000		803,000	575,000	220,000	2,430,000
Interest payments — fixed rate interest rate swaps (based on rate in effect as of December 31, 2011)	204,000		305,000	47,000	—	556,000
Ground lease obligations	156,000		289,000	295,000	9,416,000	10,156,000

Total	$22,323,000		$9,366,000	$23,770,000	$53,127,000	$108,586,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $2,964,000 ($2,696,000, net of discount) secured by Center for Neurosurgery and Spine as of December 31, 2011, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $168,000, $290,000, $218,000 and $216,000 in 2012, 2013-2014, 2015-2016 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Subsequent Events

For a discussion of subsequent events, see Note 21, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2011 and 2010. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

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

We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market adjustment at the end of each reporting period are recognized as an increase or decrease in interest expense in our accompanying consolidated statements of operations. Derivatives are recorded on our accompanying consolidated balance sheets at their fair value of $(819,000).

The table below presents, as of December 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt —principal payments	$5,198,000	$963,000	$1,226,000	$5,668,000	$5,803,000	$34,699,000	$53,557,000	$55,054,000
Weighted average interest rate on maturing debt	5.84%	5.68%	5.47%	5.24%	6.37%	5.17%	5.39%	—
Variable rate debt —principal payments	$13,070,000	$343,000	$351,000	$359,000	$6,650,000	$6,199,000	$26,972,00	$25,974,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2011)	4.50%	2.92%	2.91%	2.91%	3.15%	2.67%	3.68%	—

Mortgage loans payable were $80,529,000 ($80,466,000, net of discount and premium) as of December 31, 2011. As of December 31, 2011, we had six fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.38% to 6.60% per annum and a weighted average effective interest rate of 4.82% per annum. As of December 31, 2011, we had $53,557,000 ($53,762,000, net of discount and premium) of fixed rate debt, or 66.5% of mortgage loans payable, at a weighted average effective interest rate of 5.39% per annum and $26,972,000 ($26,704,000, net of discount) of variable rate debt, or 33.5% of mortgage loans payable, at a weighted average effective interest rate of 3.68% per annum.

As of December 31, 2011, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.24% per annum. $2,964,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $2,964,000 principal balance is reflected in the 2012 column above.

An increase in the variable interest rate on our lines of credit and our variable rate mortgage loans payable constitutes a market risk. As of December 31, 2011, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have no effect on our overall annual interest expense as either (1) we have a fixed rate interest rate swap on the variable rate mortgage loan payable or (2) we are paying the minimum interest rates under the applicable agreements whereby a 0.50% increase would still be below the minimum interest rate.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth certain information with respect to the individuals who are our officers and directors.

Name	Age*	Position

Jeffrey T. Hanson	41	Chief Executive Officer and Chairman of the board of directors
Danny Prosky	46	President and Chief Operating Officer and Director
Shannon K S Johnson	34	Chief Financial Officer
Mathieu B. Streiff	36	Executive Vice President
Stefan Oh	41	Senior Vice President — Acquisitions
Cora Lo	37	Secretary
Patrick R. Leardo	64	Independent Director
Gerald W. Robinson	64	Independent Director
Gary E. Stark	56	Independent Director

*	As of March 15, 2012.

There are no family relationships among any directors and executive officers.

Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the board of directors since January 2009. He is also one of the founders and owners of American Healthcare Investors, a newly-formed Newport Beach-based investment management firm that serves as one of our co-sponsors and owns a majority interest in or our sub-advisor. Since November 2011, Mr. Hanson has also served as an Executive Vice President of our sub-advisor. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT II Advisor, LLC, our former advisor, from January 2009 to November 2011 and as the Chief Executive Officer and President of GEEA, from June 2009 to November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis from December 2007 to November 2011 and served in various capacities within the Grubb & Ellis organization from July 2006 to November 2011. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc. in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western U.S., with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Our board of directors selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has profound insight into the development, marketing, finance, and operations aspects of our company. He has expansive knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board of directors believes that Mr. Hanson brings a unique and valuable perspective to our board of directors.

Danny Prosky has served as our director, President and Chief Operating Officer since January 2009. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Prosky has also served as an Executive Vice President of our sub-advisor. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT II Advisor, LLC, our former advisor, from January 2009 to November 2011 and as Executive Vice President and Secretary of GEEA Property Management from June 2011 to November 2011. He also served as the Executive

Vice President, Healthcare Real Estate of GEEA from September 2009 to November 2011, having served in various capacities within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President – Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for Health Care Property Investors, Inc., a publicly traded healthcare REIT, where he served as the Assistant Vice President – Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President – Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.

Our board of directors selected Mr. Prosky to serve as a director because he is our President and Chief Operating Officer and his primary focus has been on the acquisition and operation of healthcare and healthcare-related properties. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to the 14 years he worked at Health Care Property Investors, Inc. and American Health Properties, Inc. Our board of directors believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring strong financial and operational expertise to our board of directors.

Shannon K S Johnson has served as our Chief Financial Officer since January 2009. Ms. Johnson has also served as the Senior Vice President, Accounting and Finance of American Healthcare Investors since January 2012. Ms. Johnson served as the Financial Reporting Manager for Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, an indirect wholly-owned subsidiary of Grubb & Ellis, from January 2006 to January 2012. Ms. Johnson served as Chief Financial Officer of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) and Grubb & Ellis Apartment REIT, Inc. (now known as Apartment Trust of America, Inc.) from August 2006 to March 2009 and from April 2006 to November 2010, respectively. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant in the State of California and received a B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles, where she graduated summa cum laude.

Mathieu B. Streiff has served as our Executive Vice President since January 2012. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Streiff has also served as an Executive Vice President of our sub-advisor. He served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.

Stefan Oh has served as our Senior Vice President — Acquisitions since January 2009. Mr. Oh has also served as the Senior Vice President, Acquisitions of American Healthcare Investors since January 2012. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of GEEA from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he was responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for Health Care Property Investors, Inc., a healthcare-focused REIT, where he served as Director of Asset

Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).

Cora Lo has served as our Secretary since November 2010, having previously served as our Assistant Secretary since March 2009. Ms. Lo has also served as the Senior Vice President, Securities Counsel of American Healthcare Investors since January 2012. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (now known as Apartment Trust of America, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from the University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.

Patrick R. Leardo has served as one of our independent directors since August 2009. Mr. Leardo has also served as the Managing Member of Domain Capital Advisors, LLC, a registered investment advisor, since July 2008. From May 1986 to June 2008, Mr. Leardo served in various management roles at PricewaterhouseCoopers LLP, including serving as the partner in charge of the Global Real Estate Advisory practice. Prior to the merger of PriceWaterhouse and Coopers & Lybrand in 1998, Mr. Leardo was also the Real Estate Industry Chairman for Coopers & Lybrand’s real estate activities, coordinating all lines of service including audit, tax and consulting. Mr. Leardo’s industry memberships include the Pension Real Estate Association, National Realty Committee, Urban Land Institute, or ULI, and NAREIT. He also holds the prestigious Counselor of Real Estate designation and was honored by the Royal Institute of Chartered Surveyors as a Fellow in May 2006. He recently completed a term as a Trustee of ULI and has been invited to become a Governor of ULI. Mr. Leardo has also served as a Board Trustee for the American Seniors Housing Association, a member of the board of directors of Edens & Avant, a $2.5 billion market cap private REIT and a Board Trustee for Roanoke College located in Salem, Virginia. Mr. Leardo received a B.S. degree in Economics from Upsala College.

Our board of directors selected Mr. Leardo to serve as a director in part due to his financial and accounting expertise, particularly in the real estate industry. Our board of directors believes that his experience as a partner at a public accounting firm, as well as his previous service on the board of directors of a REIT, will bring value to us, particularly in his role as the audit committee chairman and audit committee financial expert. With his extensive background in finance, accounting and business operations, Mr. Leardo has a unique portfolio of business skills.

Gerald W. Robinson has served as one of our independent directors since August 2009. Mr. Robinson has also served as the Executive Vice President of Pacific Life Insurance Company since January 1994 and as Chairman and Chief Executive Officer of Pacific Select Distributors, Inc. since March 1994. Prior to 1994, Mr. Robinson served in various executive positions in the life insurance industry, including positions with Home Life Insurance Company, Anchor National Life Insurance Company and Private Ledger Financial Services. During Mr. Robinson’s career, he has supervised and been a member of due diligence committees responsible for the approval of all products offered by broker-dealers for sale through registered representatives including real estate limited partnership, REIT and mortgage-based products. In addition, while at Pacific Life Insurance Company, Mr. Robinson was a member of the investment committee, which was responsible for the purchase and disposition of all assets of the insurance company which included numerous forms of real estate, mortgage, and REIT investments. Mr. Robinson is a Certified Financial Planner and a Chartered Life Underwriter and received a B.S. degree in Business Administration from Central Michigan University.

Our board of directors selected Mr. Robinson to serve as a director due to his strong relationships and understanding of the financial network through which we offer our shares of common stock in our offering. Mr. Robinson’s vast experience in capital markets and business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our board of directors believes that this experience will bring valuable knowledge and insight to our company.

Gary E. Stark has served as one of our independent directors since August 2009. From February 2010 through March 2011, Mr. Stark acted as the chief operating officer of Whitten LLC, a healthcare company operating a luxury assisted living and memory care facility in La Habra, California. Since December 2007, Mr. Stark has been the owner and managing member of Chateau DHAL Management, LLC, a healthcare management company that operated an assisted living facility exclusively dedicated to qualifying low income individuals with assisted living needs in Kansas City, Kansas. Since May 2005, Mr. Stark has been the owner and managing member of Chateau Healthcare Management, LLC, a healthcare management company that operated luxury assisted living, senior residential care, memory care and Alzheimer’s care facilities in Overland Park and Mission, Kansas. From November 2002 to July 2005, Mr. Stark co-owned Grace Long Term Care, LLC, a healthcare management company operating skilled nursing and assisted living facilities. Mr. Stark served as a private consultant from August 2001 to March 2004 to Health Care Property Investors, Inc., a publicly traded healthcare REIT. Mr. Stark also served as a Vice President and General Counsel of Nationwide Health Properties, Inc., another publicly traded healthcare REIT, from March 1992 to August 2001. Prior to 2001, Mr. Stark also served as Vice President of Legal Affairs/General Counsel of Life Care Centers of America, Inc., one of the largest privately owned sub-acute/long-term care providers in the U.S., and as General Counsel of Care Enterprises, Inc., a publicly traded healthcare corporation engaged in sub-acute/long-term care, ancillary healthcare services and products. Mr. Stark received a B.A. degree in Economics from the University of California, Irvine and received a J.D. degree from the University of California, Hastings College of Law. Mr. Stark is a member of the California State Bar Association.

Our board of directors selected Mr. Stark to serve as a director due to his knowledge of the healthcare industry and his previous relationships with publicly traded REITs. Mr. Stark’s extensive knowledge of our company’s business sector combined with his executive experience at numerous other real estate companies focused on the healthcare industry is a significant asset to our company. Our board of directors believes that Mr. Stark’s experience will result in assisting us in developing our long-term strategy in the healthcare industry.

Committees of our Board of Directors

Our board of directors has established an audit committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.

Audit Committee. We have established an audit committee which consists of all of our independent directors, with Patrick R. Leardo serving as the audit committee financial expert. Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) makes recommendations to our board of directors concerning the engagement of an independent registered public accounting firm; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. We expect that pursuant to our audit committee charter, the audit committee will always be comprised solely of independent directors.

Compensation Committee. We currently do not have, but we may have in the future, a compensation committee comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by the board of directors if the members of the compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.

Nominating and Corporate Governance Committee. We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of the board of directors, conducting candidate searches and interviews, overseeing and evaluating the board of directors and our management, evaluating from time to time the appropriate size and composition of the board of directors and recommending, as appropriate, increases, decreases and changes to the composition of the board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT II, Inc., 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California, 92660, Attention: Secretary. Our Code of Ethics is also available on our website, http://www.healthcarereit2.com/corporate-governance. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011.

Our Co-Sponsors

American Healthcare Investors

American Healthcare Investors is a newly-formed Newport Beach-based investment management firm that specializes in the acquisition and management of healthcare-related real estate. The company was founded and is majority owned by Jeffrey T. Hanson, our Chief Executive Officer, Chairman of our board of directors, and one of our largest individual stockholders; Danny Prosky, our President and Chief Operating Officer and a director; and Mathieu B. Streiff, our Executive Vice President. Nationally recognized real estate executives, Messrs. Hanson, Prosky and Streiff have directly overseen in excess of $15.0 billion in combined acquisition and disposition transactions, more than $5.0 billion of which has been healthcare-related.

For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.

Griffin Capital

Los Angeles-based Griffin Capital is a privately-owned real estate company with a sixteen-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed more than 400 transactions representing over $14.0 billion in transaction value, Griffin Capital has acquired or constructed over 11 million square feet of space since 1996, and currently manages a portfolio of more than 8.5 million square feet located in 13 states, representing approximately $1 billion in asset value. We are not affiliated with Griffin Capital.

Our Advisor

We will rely on our advisor, Griffin-American Advisor, a newly-formed subsidiary of Griffin Capital, to manage our day-to-day activities and to implement our investment strategy. We and our advisor are parties to the Advisory Agreement, pursuant to which our advisor will perform its duties and responsibilities as our fiduciary. We are not affiliated with Griffin-American Advisor.

Pursuant to the Advisory Agreement, our advisor, through our sub-advisor, will use its best efforts, subject to the oversight, review and approval of our board of directors, to perform the following duties pursuant to the terms of the Advisory Agreement:

•	participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

•

research, identify, review and recommend to our board of directors for approval of real estate and real estate-related acquisitions and dispositions consistent with our investment policies and objectives;

•	structure and negotiate the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties will be made;

•	actively oversee and manage our real estate and real estate-related investment portfolio for purposes of meeting our investment objectives;

•	manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	arrange for financing and refinancing of our assets; and

•

recommend to our board of directors when appropriate various transactions which would provide liquidity to our stockholders (such as listing the shares of our common stock on a national securities exchange, liquidating our portfolio, or the sale or merger of our company).

The above summary is provided to illustrate the material functions for which our advisor is responsible and it is not intended to include all of the services that may be provided to us by our advisor, our sub-advisor or third parties.

Our Sub-Advisor

With our consent, Griffin-American Advisor has delegated all advisory duties and compensation therefore to Griffin-American Sub-Advisor, a newly-formed sub-advisor jointly owned by Griffin-American Advisor and American Healthcare Investors. Our advisor and our sub-advisor are parties to a sub-advisory agreement, pursuant to which our sub-advisor has agreed to perform its duties and responsibilities as our fiduciary. We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors, as described elsewhere in this Annual Report on Form 10-K.

The following table sets forth information with respect to our sub-advisor’s executive officers:

Name	Age*	Position

Jeffrey T. Hanson	41	Executive Vice President
Danny Prosky	46	Executive Vice President
Mathieu B. Streiff	36	Executive Vice President
Kevin A. Shields	53	Executive Vice President
Michael J. Escalante	51	Executive Vice President

*	As of March 15, 2012.

For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors and Executive Officers” above.

Kevin A. Shields has served as an Executive Vice President of our sub-advisor since November 2011. Mr. Shields also serves as the Chairman and Chief Executive Officer of Griffin Capital, which he founded in 1995, and has been the President of Griffin Capital since August 2008. Mr. Shields has served as President and the Chairman of the board of directors of Griffin Capital Net Lease REIT, Inc., or GC REIT, since the company’s formation in August 2008. Additionally, Mr. Shields is the Chief Compliance Officer and sole stockholder of Griffin Securities. Before founding Griffin Capital, from 1993 to 1994, Mr. Shields was a Senior Vice President and head of the structured real estate finance group at Jefferies & Company, Inc., a Los Angeles-based investment bank. During his tenure at Jefferies, Mr. Shields focused on originating structured lease bond product. From 1992 to 1993, Mr. Shields was the President and Principal of Terrarius Incorporated, a firm engaged in the restructuring of real estate debt and equity on behalf of financial institutions, corporations, partnerships and developers. Prior to founding Terrarius, from 1986 to 1992, Mr. Shields served as a Vice President in the real estate finance department of Salomon Brothers Inc. in both New York and Los Angeles. During his tenure at Salomon Brothers, Mr. Shields initiated, negotiated, drafted and closed engagement, purchase and sale and finance agreements. Mr. Shields holds a J.D. degree, an M.B.A. and a B.S. degree in finance and real estate from the University of California at Berkeley. Mr. Shields is a Registered Securities Principal of Griffin Securities, and holds Series 7, 63, 24 and 27 licenses, and is also a licensed California Real Estate Broker.

Our board of directors has agreed to invite Mr. Shields to attend, in a nonvoting observer capacity, meetings of the board of directors for the sole purpose of permitting Mr. Shields and his affiliates, Griffin Capital, Griffin Securities, and Griffin-American Advisor, to have current information with respect to the affairs of our company and the actions taken by our board of directors.

Michael J. Escalante has served as an Executive Vice President of our sub-advisor since November 2011. He has also served as Chief Investment Officer of Griffin Capital since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante has served as Vice President and Chief Investment Officer of GC REIT since the company’s formation in August 2008. With more than 20 years of real estate-related investment experience, he has been responsible for completing in excess of $4.0 billion of commercial real estate transactions throughout the western United States. Prior to joining Griffin Capital in June 2006, Mr.

Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President – Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the western United States, which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s western U.S. regional director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California at Los Angeles, and a B.S. in Commerce from the University of Santa Clara, which is located in California. Mr. Escalante is a full member of ULI and active in many civic organizations.

Investment Committee

Our sub-advisor has established an investment committee to review all advisory recommendations made by our sub-advisor to our board of directors. A majority of all members of the investment committee must approve the recommendations of the sub-advisor before such recommendations are provided to our board of directors for approval. The investment committee is comprised of five persons, two of which are designated by our advisor and three of which are designated by American Healthcare Investors. Our advisor has initially designated Messrs. Shields and Escalante as members of the investment committee, and American Healthcare Investors has initially designated Messrs. Hanson, Prosky and Streiff as members of the investment committee. Members of our sub-advisor’s investment committee are not separately compensated for their service as members of the investment committee, nor are members of our investment committee reimbursed for their expenses associated with the investment committee.

Item 11. Executive Compensation.

Executive Compensation

We have no employees. Our executive officers are all employees of affiliates of our advisor entities, and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor entities and their affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis, a Compensation Committee Report or a resolution subject to a stockholder advisory vote to approve the compensation of our executive officers in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Hanson and Mr. Prosky, no member of our board of directors during the year ended December 31, 2011 has served as an officer, and no member of our board of directors served as an employee, of Griffin-American Healthcare REIT II, Inc. or any of our subsidiaries. In addition, during the year ended December 31, 2011, none of our executive officers served as a director or member of a Compensation Committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Option/SAR Grants in Last Fiscal Year

No option grants were made to our officers or directors for the year ended December 31, 2011.

Director Compensation

Our independent directors generally receive the following forms of compensation:

•

Annual Retainer. Our independent directors receive an aggregate annual retainer of $36,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as an independent director. The chairman of the Audit Committee receives an additional aggregate annual retainer of $5,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman of the Audit Committee.

•

Meeting Fees. Our independent directors receive $1,500 for each board of directors meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. The chairman of each committee, other than the Audit Committee chairman, also may receive additional compensation. If a board of directors meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•

Equity Compensation. In connection with their initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock, and an additional 2,500 shares of restricted common stock in connection with his or her subsequent election each year. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•

Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Our independent directors do not receive other benefits from us.

In addition, on September 30, 2011, our board of directors approved a one-time special payment of $1,500 in cash to each of Mr. Leardo and Mr. Stark, in consideration of additional services rendered by them as independent directors. Additionally, on October 19, 2011, our board of directors approved a one-time payment of $12,000 in cash to each of our independent directors on such date, in consideration of the services rendered by our independent directors pertaining to the heightened supervision of our former advisor and additional duties necessitated by our former sponsor’s ongoing negotiations regarding a potential strategic transaction.

Our non-independent directors do not receive any compensation from us.

The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2011:

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Danny Prosky(3)	—	—	—	—	—	—	—
Patrick R. Leardo	129,500	25,000	—	—	—	—	154,500
Gerald W. Robinson	123,000	25,000	—	—	—	—	148,000
Gary E. Stark	124,500	25,000	—	—	—	—	149,500

(1)	Consists of the amounts described below.

	September 30,	September 30,	September 30,	September 30,
Director	Role	Basic Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)

Hanson	Chairman of the Board	—	—	—
Prosky	Director	—	—	—
Leardo	Chairman, Audit Committee	41,000	75,000	13,500
Robinson	Member, Audit Committee	36,000	75,000	12,000
Stark	Member, Audit Committee	36,000	75,000	13,500

(2)	The amounts in this column represent the aggregate grant date fair value of the awards granted for the year ended December 31, 2011, as determined in accordance with ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718.

The following table shows the shares of restricted common stock awarded to each director for the year ended December 31, 2011, and the aggregate grant date fair value for each award (computed in accordance with ASC Topic 718).

	September 30,	September 30,	September 30,
Director	Grant Date	Number of Shares of Restricted Common Stock	Full Grant Date Fair Value of Award ($)

Hanson	—	—	—
Prosky	—	—	—
Leardo	06/14/11	2,500	25,000
Robinson	06/14/11	2,500	25,000
Stark	06/14/11	2,500	25,000

The following table shows the aggregate number of shares of nonvested restricted common stock held by each director as of December 31, 2011:

September 30,
Director	Number of Shares of Nonvested Restricted Common Stock

Hanson	—
Prosky	—
Leardo	5,500
Robinson	5,500
Stark	5,500

(3)	Mr. Hanson and Mr. Prosky are not independent directors.

2009 Incentive Plan

For a discussion of our incentive plan, see Note 12, Equity – 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Amendment and Termination of the 2009 Incentive Plan

Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards pursuant to our incentive plan will become fully vested. Our incentive plan will automatically expire on the tenth anniversary of the date on which it was adopted, unless extended or earlier terminated by our board of directors. Our board of directors may terminate our incentive plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. Our board of directors may amend our incentive plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of our board of directors, stockholder approval would be required by any law, regulation or rule applicable to the plan. No termination or amendment of our incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. Our board of directors may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by our stockholders or otherwise permitted by the antidilution provisions of the plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table shows, as of March 7, 2012, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 53,752,796 shares of our common stock outstanding as of March 7, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

	September 30,	September 30,
Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage

Jeffrey T. Hanson(2)(3)	77,162	*
Shannon K S Johnson	—	*
Danny Prosky(2)(4)	30,558	*
Patrick R. Leardo(5)	10,000	*
Gerald W. Robinson(5)	10,000	*
Gary E. Stark(5)	10,000	*
All directors and officers as a group (9 persons)(2)(5)	131,007	*

*	Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Griffin-American Healthcare REIT II, Inc., 4000 MacArthur Blvd, West Tower, Suite 200, Newport Beach, California 92660.

(2)	Includes 7,201 shares of our common stock owned directly by American Healthcare Investors, of which Messrs. Hanson, Prosky and Streiff are principals. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Includes 14,405 shares of common stock Mr. Hanson purchased pursuant to Executive Stock Purchase Plans adopted by Mr. Hanson on April 7, 2011 and on December 30, 2011. The shares of common stock were purchased through our offering at a price per share of $9.00.

(4)	Includes 10,856 shares of common stock Mr. Prosky purchased pursuant to Executive Stock Purchase Plans adopted by Mr. Prosky on April 7, 2011 and on December 30, 2011. The shares of common stock were purchased through our offering at a price per share of $9.00.

(5)	Includes restricted and unrestricted shares of common stock.

None of the above shares have been pledged as security.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, SARs or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. The following table provides information regarding our incentive plan as of December 31, 2011:

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,970,000
Equity compensation plans not approved by security holders	—	—	—

Total	—		1,970,000

(1)	On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest as described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares of our common stock in our offering, and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance. For a discussion of our incentive plan, see Note 12, Equity – 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

As of December 31, 2011, some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of direct or indirect interests in our former advisor and its affiliates.

Fees and Expenses Paid to Affiliates

For a discussion of fees and expenses paid to affiliates, see Note 11, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Executive Stock Purchase Plans

On April 7, 2011, our Chairman of the board of directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the G&E Plan, whereby each executive had irrevocably agreed to invest 100% and 50.0%, respectively, of their net after-tax cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other net after-tax cash compensation, including bonuses. Their first investment under the G&E Plan began with their regularly scheduled payroll payment on April 29, 2011 and was to terminate on the earlier of (i) December 31, 2011, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares were purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Mr. Hanson invested $121,000, $0 and $0, respectively, of his compensation and we issued 13,436, 0 and 0 shares of our common stock, respectively, pursuant to his G&E Plan. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Mr. Prosky invested $93,000, $0 and $0, respectively, of his compensation and we issued 10,313, 0 and 0 shares of our common stock, respectively, pursuant to his G&E Plan.

On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as Mathieu B. Streiff, our Executive Vice President, each executed an executive stock purchase plan or a stock purchase plan, or the Plan, effective January 1, 2012, whereby each executive has irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock beginning with their regularly scheduled payroll payment on February 17, 2012 and terminating on the earlier of (i) December 31, 2012, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson, Mr. Prosky or Mr. Streiff, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

For a further discussion of our Executive Stock Purchase Plans, see Note 21, Subsequent Events – Executive Stock Purchase Plans to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K.

Certain Conflict Resolution Restrictions and Procedures

In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to (1) transactions we enter into with our advisor entities, our directors or their respective affiliates, (2) certain future offerings and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that apply to transactions with our advisor entities and their affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by our advisor entities and their affiliates. These restrictions and procedures include, among others, the following:

•

Except as otherwise disclosed in our prospectus for our offering, we will not accept goods or services from our advisor entities or their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•

We will not purchase or lease any asset (including any property) in which our advisor entities, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to our advisor entities, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to our advisor entities, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

Director Independence

We have a five-member board of directors. Our charter provides that a majority of the directors must be “independent directors.” Two of our directors, Jeffrey T. Hanson and Danny Prosky, are affiliated with us and we do not consider them to be independent directors. Our three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our co-sponsors or our advisor entities by virtue of: (i) ownership of an interest in our co-sponsors, our advisor entities or any of their affiliates, other than in us; (ii) employment by our co-sponsors, our advisor entities or any of their affiliates; (iii) service as an officer or director of our co-sponsors, our advisor entities or any of their affiliates, other than as our director or a director of any other REIT organized by our co-sponsors or advised by our advisor entities; (iv) performance of services, other than as a director for us; (v) service as a director or trustee of more than three REITs organized by our co-sponsors or advised by our advisor entities; or (vi) maintenance of a material business or professional relationship with our co-sponsors, our advisor entities or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by a director from our co-sponsors, our advisor entities and their affiliates (excluding fees for serving as our director or director of another REIT or real estate program that is organized, advised or managed by our advisor or its affiliates) exceeds five percent of either the director’s annual gross income during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with our co-sponsors or our advisor entities shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our co-sponsors, our advisor entities, any of their affiliates or with us.

While our stock is not listed on the New York Stock Exchange, each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members.

Item 14. Principal Accounting Fees and Services.

Ernst & Young has served as our independent registered public accounting firm since February 4, 2009 and audited our consolidated financial statements for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

The following table lists the fees for services billed by our independent registered public accounting firm in 2011 and 2010:

	September 30,	September 30,
Services	2011	2010

Audit fees(1)	$525,000	$314,000
Audit-related fees(2)	—	—
Tax fees(3)	44,000	5,000
All other fees	—	—

Total	$569,000	$319,000

(1)	Audit fees billed in 2011 and 2010 consisted of fees related to the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offering. These amounts include fees paid by our former advisor and its affiliates for costs in connection with our offering, and to the extent cumulative other organizational and offering expenses exceed 1.0% of the gross proceeds of our offering, these amounts are not included within our consolidated financial statements.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Ernst & Young for the year ended December 31, 2011 were pre-approved in accordance with the policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	109
Consolidated Balance Sheets as of December 31, 2011 and 2010	110
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	111
Consolidated Statements of Equity for the Years Ended December 31, 2011 and 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	112
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from January 7, 2009 (Date of Inception) through December 31, 2009	113
Notes to Consolidated Financial Statements	114

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2011 is submitted herewith:

September 30,
Page
Real Estate and Accumulated Depreciation (Schedule III)	158

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

September 30,
Page
Real Estate and Accumulated Depreciation (Schedule III)	158

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Griffin-American Healthcare REIT II, Inc.

We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT II, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin-American Healthcare REIT II, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 15, 2012

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	September 30,	September 30,
	December 31,
	2011	2010

ASSETS

Real estate investments:
Operating properties, net	$369,317,000	$163,335,000
Cash and cash equivalents	44,682,000	6,018,000
Accounts and other receivables, net	1,763,000	241,000
Accounts receivable due from affiliate	121,000	—
Restricted cash	2,289,000	2,816,000
Real estate and escrow deposits	7,550,000	649,000
Identified intangible assets, net	66,115,000	28,568,000
Other assets, net	7,315,000	2,369,000

Total assets	$499,152,000	$203,996,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$80,466,000	$58,331,000
Lines of credit	—	11,800,000
Accounts payable and accrued liabilities	7,703,000	3,356,000
Accounts payable due to affiliates	1,111,000	840,000
Derivative financial instruments	819,000	453,000
Identified intangible liabilities, net	623,000	502,000
Security deposits, prepaid rent and other liabilities	10,950,000	3,352,000

Total liabilities	101,672,000	78,634,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 48,869,669 and 15,452,668 shares issued and outstanding as of December 31, 2011 and 2010, respectively	489,000	154,000
Additional paid-in capital	435,252,000	137,657,000
Accumulated deficit	(38,384,000)	(12,571,000)

Total stockholders’ equity	397,357,000	125,240,000
Noncontrolling interests (Note 12)	123,000	122,000

Total equity	397,480,000	125,362,000

Total liabilities and equity	$499,152,000	$203,996,000

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010 and for the Period from

January 7, 2009 (Date of Inception) through December 31, 2009

	September 30,	September 30,	September 30,
			Period from
			January 7, 2009
	Years Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2009

Revenue:
Rental income	$40,457,000	$8,682,000	$—

Expenses:
Rental expenses	8,330,000	2,201,000	—
General and administrative	5,992,000	1,670,000	268,000
Acquisition related expenses	10,389,000	7,099,000	18,000
Depreciation and amortization	14,826,000	3,591,000	—

Total expenses	39,537,000	14,561,000	286,000

Income (loss) from operations	920,000	(5,879,000)	(286,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(6,345,000)	(1,416,000)	—
Loss in fair value of derivative financial instruments	(366,000)	(143,000)	—
Interest income	17,000	15,000	4,000

Net loss	(5,774,000)	(7,423,000)	(282,000)

Less: Net (income) loss attributable to noncontrolling interests	(2,000)	(1,000)	1,000

Net loss attributable to controlling interest	$(5,776,000)	$(7,424,000)	$(281,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.19)	$(0.99)	$(1.51)

Weighted average number of common shares outstanding — basic and diluted	30,808,725	7,471,184	186,330

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011 and 2010 and for the Period from

January 7, 2009 (Date of Inception) through December 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity
BALANCE - January 7, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	1,517,268	15,000	15,103,000	—	—	—	15,118,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	—	—	30,000
Offering costs	—	—	(1,589,000)	—	—	—	(1,589,000)
Amortization of nonvested common stock compensation	—	—	5,000	—	—	—	5,000
Noncontrolling interest contribution to operating partnership	—	—	—	—	—	2,000	2,000
Net loss	—	—	—	—	(281,000)	(1,000)	(282,000)

BALANCE - December 31, 2009	1,532,268	15,000	13,549,000	—	(281,000)	1,000	13,284,000

Issuance of common stock	13,724,945	137,000	136,807,000				136,944,000
Offering costs	—	—	(14,785,000)	—	—	—	(14,785,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	208,955	2,000	1,983,000	—	—	—	1,985,000
Repurchase of common stock	(21,000)	—	(210,000)	—	—	—	(210,000)
Amortization of nonvested common stock compensation	—	—	39,000	—	—	—	39,000
Contribution from sponsor	—	—	259,000	—	—	—	259,000
Contribution from noncontrolling interest	—	—	—	—	—	200,000	200,000
Distribution to noncontrolling interest	—	—	—	—	—	(80,000)	(80,000)
Distributions declared	—	—	—	—	(4,866,000)	—	(4,866,000)
Net (loss) income	—	—	—	—	(7,424,000)	1,000	(7,423,000)

BALANCE—December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000

Issuance of common stock	32,609,245	327,000	325,117,000				325,444,000
Offering costs	—	—	(35,199,000)	—	—	—	(35,199,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	928,058	9,000	8,808,000	—	—	—	8,817,000
Repurchase of common stock	(127,802)	(1,000)	(1,197,000)	—	—	—	(1,198,000)
Amortization of nonvested common stock compensation	—	—	51,000	—	—	—	51,000
Distribution to noncontrolling interest	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(20,037,000)	—	(20,037,000)
Net (loss) income	—	—	—	—	(5,776,000)	2,000	(5,774,000)

BALANCE—December 31, 2011	48,869,669	$489,000	$435,252,000	$—	$(38,384,000)	$123,000	$397,480,000

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010 and for the Period from

January 7, 2009 (Date of Inception) through December 31, 2009

	September 30,	September 30,	September 30,
			Period from
			January 7, 2009
	Years Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,774,000)	$(7,423,000)	$(282,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, debt discount and premium and deferred rent receivables)	13,812,000	3,349,000	—
Stock based compensation	66,000	54,000	35,000
Bad debt expense	261,000	5,000	—
Changes in fair value of derivative financial instruments	366,000	143,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,508,000)	(246,000)	—
Other assets	(468,000)	(235,000)	(36,000)
Accounts payable and accrued liabilities	2,489,000	1,735,000	178,000
Accounts payable due to affiliates	326,000	129,000	65,000
Security deposits, prepaid rent and other liabilities	(306,000)	(392,000)	—

Net cash provided by (used in) operating activities	9,264,000	(2,881,000)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(213,856,000)	(182,818,000)	—
Capital expenditures	(3,459,000)	(59,000)	—
Restricted cash	527,000	(2,816,000)	—
Real estate and escrow deposits	(6,901,000)	(649,000)	—

Net cash used in investing activities	(223,689,000)	(186,342,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	43,700,000	51,110,000	—
Payments on mortgage loans payable	(55,429,000)	(245,000)	—
Borrowings under the lines of credit	284,551,000	76,850,000	—
Payments under the lines of credit	(296,351,000)	(65,050,000)	—
Proceeds from issuance of common stock	325,444,000	136,944,000	15,118,000
Deferred financing costs	(2,851,000)	(1,587,000)	—
Repurchase of common stock	(1,198,000)	(210,000)	—
Contribution from sponsor	—	259,000	—
Contribution from noncontrolling interest to our operating partnership	—	—	2,000
Distributions to noncontrolling interests	(1,000)	(80,000)	—
Security deposits	(104,000)	6,000	—
Payments of offering costs	(35,297,000)	(14,442,000)	(1,307,000)
Distributions paid	(9,375,000)	(2,087,000)	—

Net cash provided by financing activities	253,089,000	181,468,000	13,813,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,664,000	(7,755,000)	13,773,000
CASH AND CASH EQUIVALENTS — Beginning of period	6,018,000	13,773,000	—

CASH AND CASH EQUIVALENTS — End of period	$44,682,000	$6,018,000	$13,773,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,199,000	$898,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$396,000	$407,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$451,000	$153,000	$—
Mortgage loans payable, net	$33,941,000	$7,439,000	$—
Derivative financial instrument	$—	$310,000	$—
Accounts payable and accrued liabilities	$315,000	$233,000	$—
Security deposits, prepaid rent and other liabilities	$7,766,000	$3,738,000	$—

Financing Activities:
Issuance of common stock under the DRIP	$8,817,000	$1,985,000	$—
Distributions declared but not paid	$2,639,000	$794,000	$—
Contribution from noncontrolling interest	$—	$200,000	$—
Accrued offering costs	$527,000	$625,000	$282,000
Accrued deferred financing costs	$12,000	$28,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb  & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010 and for the Period from

January 7, 2009 (Date of Inception) through December 31, 2009

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business

Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of December 31, 2011, we had received and accepted subscriptions in our offering for 47,831,458 shares of our common stock, or $477,306,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change its name from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, or the G&E Advisory Agreement, between us and our former advisor. From August 24, 2009 through January 6, 2012, our former advisor supervised and managed our day-to-day operations and selected the properties and real estate-related investments we acquired, subject to the oversight and approval of our board of directors. Our former advisor also provided marketing, sales and client services on our behalf and engaged affiliated entities to provide various services to us. Our former advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or GEEA, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our former sponsor.

On November 7, 2011, our independent directors determined that it is in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, as replacement co-sponsors, or our co-sponsors. As a result, on November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties would survive during a 60-day transition period and beyond.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation that we terminated the Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, serves as our new advisor and delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under an advisory agreement, or the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our new dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we have incurred in connection with the transition to our co-sponsors.

The Advisory Agreement with Griffin-American Advisor took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Dealer Manager Agreement with Griffin Securities also became effective January 7, 2012.

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of December 31, 2011, we had completed 25 acquisitions comprising 56 buildings and approximately 1,987,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $438,625,000.

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

Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2011 and 2010 own a 99.99% general partnership interest therein. Our former advisor is a limited partner and as of December 31, 2011 and 2010 owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash Held in Escrow

Restricted funds held in escrow of $21,000 as of December 31, 2010 are not included in our assets in our accompanying consolidated balance sheets and consist of funds received from residents of Pennsylvania in connection with subscription agreements to purchase shares of our common stock in connection with our offering. We were required to raise $164,250,000 in our offering, or the funds raised from residents of Pennsylvania, including interest, would have been returned to the subscribers. Therefore, as of December 31, 2010, the funds from residents of Pennsylvania were held in an escrow account and were not released to or available to us until $164,250,000 was raised.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2011 and 2010, we had $107,000 and $5,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, $154,000, $0 and $0, respectively of our deferred rent receivables were directly written off to bad debt expense and none of our receivables were directly written off to bad debt expense.

Operating Properties, Net

We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 15.1 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, ranging from five years to seven years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.

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

We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to be generated to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2010, there were no impairment losses recorded.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Acquisitions

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The value of in-place lease costs and the value of tenant relationships is based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected rental income associated with the master lease space over the assumed lease-up period.

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

The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets. See Note 13, Fair Value Measurements, for a further discussion.

The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

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

See Note 7, Derivative Financial Instruments and Note 13, Fair Value Measurements, for a further discussion.

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

See Note 13, Fair Value Measurements, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate and Escrow Deposits

Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.

Other Assets, Net

Other assets, net consist primarily of deferred rent receivables, deferred financing costs, prepaid expenses and deposits, leasing commissions and contingent consideration asset. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations. Leasing commissions are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations.

See Note 5, Other Assets, Net, for a further discussion.

Other Liabilities

As of December 31, 2011 and 2010, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets is $6,058,000 and $0, respectively, of contingent purchase price consideration in connection with the acquisition of Yuma Skilled Nursing Facility, Philadelphia SNF Portfolio and Maxfield Medical Office Building. Such amounts are due upon certain criteria being met within specified timeframes.

See Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration, for a further discussion.

Stock Compensation

We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 12, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.

Income Taxes

We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. Because of our election of REIT status for 2010, we did not benefit from the loss incurred for the year ended December 31, 2009.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2011 and 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2011, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. With the continued expansion of our portfolio, we believe segregation of our operations into three reporting segments would be useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to 2011, we operated through one reportable segment. See Note 17, Segment Reporting, for a further discussion.

Square Footage

Square footage used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. We adopted ASU 2011-04 on January 1, 2012. We do not expect the adoption of ASU 2011-04 to have a material effect on our consolidated financial statements, but it will require certain additional footnote disclosures beginning in 2012.

3. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Building and improvements	$353,839,000	$150,813,000
Land	26,326,000	14,592,000
Furniture, fixtures and equipment	1,070,000	—

	381,235,000	165,405,000
Less: accumulated depreciation	(11,918,000)	(2,070,000)

	$369,317,000	$163,335,000

Depreciation expense for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $9,919,000, $2,070,000 and $0, respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had capital expenditures of $3,148,000, $466,000 and $0, respectively, on our medical office buildings. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we had capital expenditures of $300,000, $0 and $0, respectively, on our hospitals.

We reimburse our advisor or its affiliates and our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors. As of December 31, 2011, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio. For a further discussion, see footnote (5) and footnote (6) to the table below under — Acquisitions in 2011.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2011

For the year ended December 31, 2011, we completed 11 acquisitions comprising 31 buildings from unaffiliated parties. The aggregate purchase price of these properties was $245,183,000 and we paid $6,739,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee to our Former Advisor or its Affiliates(3)

Columbia Long-Term Acute Care Hospital(4)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	100%	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	100%	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(5)	Bradenton, FL	Medical Office	04/15/11	100%	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX, Carlsbad and Hobbs, NM, Hope, AR and Lake Charles, LA	Medical Office	05/12/11	100%	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	100%	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(6)	Philadelphia, PA	Skilled Nursing	06/30/11	100%	75,000,000	—	74,870,000	2,063,000
Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	100%	7,200,000	5,119,000	—	198,000
Lafayette Physical Rehabiliation Hospital	Lafayette, LA	Hospital	09/30/11	100%	12,100,000	—	12,000,000	333,000
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office	12/22/11	100%	7,840,000	—	—	216,000

Total					$245,183,000	$38,611,000	$165,485,000	$6,739,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed. See Note 8, Lines of Credit, for a further discussion.

(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	On January 31, 2011, we purchased Columbia Long-Term Acute Care Hospital, which is the fourth and final acquisition of the four hospitals comprising the Monument Long-Term Acute Care Hospital Portfolio, or Monument LTACH Portfolio, the other three of which were purchased in 2010.

(5)	We paid a loan defeasance fee of approximately $1,223,000, or the loan defeasance fee, related to the repayment of the seller’s loan that was secured by the Lakewood Ranch property and had an outstanding principal balance of approximately $7,561,000 at the time of repayment. As a result of the loan defeasance fee, the fees and expenses associated with the Lakewood Ranch property acquisition exceeded 6.0% of the contract purchase price of the Lakewood Ranch property. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Lakewood Ranch property in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

(6)	We paid a state and city transfer tax of approximately $1,479,000 related to the transfer of ownership in the acquisition of Philadelphia SNF Portfolio. Also, we paid additional closing costs of $1,500,000 related to the operator’s costs associated with the sale of the portfolio. As a result of the state and city transfer tax and additional closing costs, the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio exceeded 6.0% of the contract purchase price of Philadelphia SNF Portfolio. Pursuant to our charter, prior to the acquisition of Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2010

For the year ended December 31, 2010, we completed 14 acquisitions comprising 25 buildings from unaffiliated parties. The aggregate purchase price of these properties was $193,442,000 and we paid $5,329,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable (1)	Line of Credit (2)	Acquisition Fee to our Former Advisor or its Affiliates (3)

Lacombe Medical Office Building	Lacombe, LA	Medical Office	03/05/10	100%	$6,970,000	$—	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	03/31/10	100%	6,500,000	3,341,000	—	179,000
Parkway Medical Center	Beachwood, OH	Medical Office	04/12/10	100%	10,900,000	—	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office	04/30/10	100%	8,400,000	4,443,000	—	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	05/27/10	100%	11,000,000	—	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	06/25/10	100%	10,100,000	—	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	06/28/10	100%	6,350,000	—	—	175,000
Pocatello East Medical Office Building	Pocatello, ID	Medical Office	07/27/10	98.75%	15,800,000	—	5,000,000	435,000
Monument Long-Term Acute Care Hospital Portfolio(4)	Cape Girardeau and Joplin, MO and Athens, GA	Hospital	Various	100%	29,272,000	—	26,800,000	811,000
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	Skilled Nursing	09/16/10	100%	45,000,000	26,810,000	12,900,000	1,238,000
Sylva Medical Office Building	Sylva, NC	Medical Office	11/15/10	100%	11,400,000	—	11,400,000	314,000
Surgical Hospital of Humble	Humble, TX	Hospital	12/10/10	100%	13,100,000	9,000,000	3,600,000	360,000
Lawton Medical Office Building Portfolio	Lawton, OK	Medical Office	12/22/10	100%	11,550,000	—	9,800,000	318,000
Ennis Medical Office Building	Ennis, TX	Medical Office	12/22/10	100%	7,100,000	—	7,350,000	195,000

Total					$193,442,000	$43,594,000	$76,850,000	$5,329,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(2)	Represents borrowings under our secured revolving line of credit with Bank of America, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 8, Lines of Credit, for a further discussion.

(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(4)	Monument LTACH Portfolio consists of four long-term acute care hospitals. As of December 31, 2010, we had acquired three of the four hospitals. The difference in the purchase price of $29,272,000 noted above and the contract purchase price of $29,486,000 is due to the allocation of $214,000 to real estate and escrow deposits as such payments are related to the purchase of the remaining hospital of Monument LTACH Portfolio. We purchased the remaining hospital of Monument LTACH Portfolio on January 31, 2011.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2009

We did not complete any acquisitions for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

In place leases, net of accumulated amortization of $3,656,000 and $1,028,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 10.5 years and 11.3 years as of December 31, 2011 and 2010, respectively)	$27,957,000	$13,245,000
Tenant relationships, net of accumulated amortization of $1,541,000 and $377,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 19.6 years and 21.8 years as of December 31, 2011 and 2010, respectively)	22,580,000	11,912,000
Leasehold interests, net of accumulated amortization of $141,000 and $2,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 60.9 years and 62.4 years as of December 31, 2011 and 2010, respectively)	12,148,000	1,256,000
Above market leases, net of accumulated amortization of $495,000 and $121,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 8.9 years and 9.6 years as of December 31, 2011 and 2010, respectively)	2,649,000	1,795,000
Master leases, net of accumulated amortization of $492,000 and $95,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 1.5 years and 1.6 years as of December 31, 2011 and 2010, respectively)	781,000	360,000

	$66,115,000	$28,568,000

Amortization expense for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $5,437,000, $1,643,000 and $0, respectively, which included $420,000, $121,000 and $0, respectively, of amortization recorded against rental income for above market leases and $139,000, $2,000 and $0, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying consolidated statements of operations.

The aggregate weighted average remaining life of the identified intangible assets is 22.7 and 17.7 years as of December 31, 2011 and 2010, respectively. As of December 31, 2011, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter is as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30,
Year	Amount

2012	$6,372,000
2013	5,765,000
2014	4,962,000
2015	4,561,000
2016	4,066,000
Thereafter	40,389,000

$66,115,000

5. Other Assets, Net

Other assets, net consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Deferred rent receivables	$3,138,000	$576,000
Deferred financing costs, net of accumulated amortization of $1,397,000 and $225,000 as of December 31, 2011 and 2010, respectively	2,883,000	1,390,000
Prepaid expenses and deposits	755,000	345,000
Lease commissions, net of accumulated amortization of $30,000 and $1,000 as of December 31, 2011 and 2010, respectively	424,000	58,000
Contingent consideration asset	115,000	—

	$7,315,000	$2,369,000

Amortization expense on deferred financing costs for years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $1,267,000, $225,000 and $0, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.

Amortization expense on lease commissions for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $29,000, $1,000 and $0, respectively.

Estimated amortization expense on deferred financing costs and lease commissions as of December 31, 2011 for each of the next five years ending December 31 and thereafter is as follows:

September 30,
Year	Amount

2012	$1,182,000
2013	772,000
2014	523,000
2015	253,000
2016	203,000
Thereafter	374,000

$3,307,000

6. Mortgage Loans Payable, Net

Mortgage loans payable were $80,529,000 ($80,466,000, net of discount and premium) and $58,648,000 ($58,331,000, net of discount) as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had six fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.38% to 6.60% per annum and a weighted average effective interest rate of 4.82% per annum. As of December 31, 2011, we had $53,557,000 ($53,762,000, net of discount and premium) of fixed rate debt, or 66.5% of mortgage loans payable, at a weighted average effective interest rate of 5.39% per annum and $26,972,000 ($26,704,000, net of discount) of variable rate debt, or 33.5% of mortgage loans payable, at a weighted average effective interest rate of 3.68% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Most of the mortgage loans payable may be prepaid, which in some cases are subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2011 and 2010, we were in compliance with all such covenants and requirements.

Mortgage loans payable, net consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Interest		December 31,
Property	Rate(1)	Maturity Date	2011	2010

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,289,000	$4,383,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,788,000	7,971,000
Monument LTACH Portfolio	5.53%	06/19/18	15,248,000	—
Hardy Oak Medical Office Building	6.60%	10/10/16	5,182,000	—
Maxfield Medical Office Building	5.17%	02/28/15	5,050,000	—
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	—

			53,557,000	12,354,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.38%	08/15/21 (callable)	2,964,000	3,184,000
Virginia Skilled Nursing Facility Portfolio(3)	5.50%	09/14/12	9,771,000	26,810,000
Surgical Hospital of Humble(4)	—	—	—	9,000,000
Lawton Medical Office Building Portfolio	3.16%	01/01/16	7,142,000	7,300,000
Muskogee Long-Term Acute Care Hospital	2.67%	04/08/18	7,095,000	—

			26,972,000	46,294,000

Total fixed and variable rate debt			80,529,000	58,648,000
Less: discount			(291,000)	(317,000)
Add: premium			228,000	—

Mortgage loans payable, net			$80,466,000	$58,331,000

(1)	Represents the per annum interest rate in effect as of December 31, 2011.

(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents a bridge loan we secured from KeyBank which initially matured on March 14, 2012. We exercised the one six-month extension available pursuant to the loan documents, thereby extending the maturity date to September 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. On June 30, 2011, we used $17,039,000 in borrowings from the line of credit with KeyBank, as defined in Note 8, Lines of Credit, to pay towards the outstanding balance on the bridge loan. See Note 8, Lines of Credit, for a further discussion of the line of credit with KeyBank.

(4)	As of December 31, 2010, we had an outstanding mortgage loan payable balance of $9,000,000, which was subsequently paid in full in March 2011 without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $42,000 in deferred financing costs, which is included in interest expense in our accompanying consolidated statements of operations.

In addition to the mortgage loans payable noted above, on May 12, 2011, we assumed a mortgage loan payable in connection with the acquisition of Dixie-Lobo Medical Office Building Portfolio in the amount of $23,239,000. On September 29, 2011, we paid off the remaining principal balance of $23,132,000 in full without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $32,000 of deferred financing costs and $30,000 of debt premium, which is included in interest expense in our accompanying consolidated statements of operations.

As of December 31, 2011, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter, is as follows:

September 30,
Year	Amount

2012	$18,268,000
2013	1,306,000
2014	1,577,000
2015	6,027,000
2016	12,453,000
Thereafter	40,898,000

$80,529,000

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

As of December 31, 2011, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we recorded $366,000, $143,000 and $0, respectively, as an increase to interest expense in our accompanying consolidated statements of operations related to the change in the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the derivative financial instruments held by us as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$2,964,000	one month LIBOR	6.00%	$(478,000)	Swap	08/15/21
7,142,000	one month LIBOR	4.41%	(139,000)	Swap	01/01/14
7,095,000	one month LIBOR	4.28%	(202,000)	Swap	05/01/14

$17,201,000			$(819,000)

The following table lists the derivative financial instruments held by us as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$3,184,000	one month LIBOR	6.00%	$(372,000)	Swap	08/15/21
7,300,000	one month LIBOR	4.41%	(81,000)	Swap	01/01/14

$10,484,000			$(453,000)

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

The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the Bank of America line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum distribution covenant; and (v) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the Bank of America line of credit. As of December 31, 2011 and 2010, we were in compliance with all such covenants and requirements.

Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $38,435,000 and $22,600,000, respectively, as of December 31, 2011 and 2010. There were no borrowings outstanding under the Bank of America line of credit as of December 31, 2011. Borrowings outstanding under the Bank of America line of credit totaled $11,800,000 as of December 31, 2010. As of December 31, 2011 and 2010, $38,435,000 and $10,800,000, respectively, remained available under the Bank of America line of credit. The weighted-average interest rate of borrowings as of December 31, 2010 was 5.00% per annum, respectively. The Bank of America line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building as of December 31, 2011.

KeyBank National Association

On June 30, 2011, we entered into a loan agreement with KeyBank, or the KeyBank Loan Agreement, to obtain a secured revolving credit facility with an aggregate maximum principal amount of $71,500,000, or the KeyBank line of credit. On October 6, 2011, RBS Citizens, N.A., d/b/a Charter One, or Charter One, was added as a syndication agent to the KeyBank line of credit, whereby $35,750,000 of the aggregate maximum principal amount of the KeyBank line of credit was assigned to Charter One. The proceeds of loans made under the KeyBank line of credit may be used to acquire, finance or refinance eligible properties or for other incidental purposes as approved by KeyBank. The KeyBank line of credit matures on June 30, 2014 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

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

The KeyBank Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries that own properties that serve as collateral for the KeyBank line of credit. The KeyBank Loan Agreement also imposes the following financial covenants: (i) a maximum consolidated total leverage ratio; (ii) a minimum debt service coverage ratio; (iii) a minimum consolidated net worth covenant; and (iv) a minimum rent coverage ratio. In addition, the KeyBank Loan Agreement includes events of default that are customary for credit facilities and transactions of this type. In the event of default, KeyBank has the right to assert its remedies and terminate its obligations under the KeyBank Loan Agreement, including the termination of funding of future loans, acceleration of payment on any unpaid principal amount of all outstanding loans and interest thereon and foreclosure on the properties securing the KeyBank line of credit. As of December 31, 2011, we were in compliance with all such covenants and requirements.

Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity was $71,500,000 as of December 31, 2011. As of December 31, 2011, there were no borrowings outstanding under the KeyBank line of credit and $71,500,000 remained available under the KeyBank line of credit. The KeyBank line of credit is secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio as of December 31, 2011.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Below market leases, net of accumulated amortization of $135,000 and $42,000 as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 14.6 years and 16.9 years as of December 31, 2011 and 2010, respectively)	$623,000	$502,000

Amortization expense on below market leases for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 was $122,000, $42,000 and $0, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying consolidated statements of operations.

As of December 31, 2011, estimated amortization expense on below market leases for each of the next five years ending December 31 and thereafter is as follows:

September 30,
Year	Amount

2012	$108,000
2013	61,000
2014	53,000
2015	36,000
2016	29,000
Thereafter	336,000

$623,000

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

Other Organizational and Offering Expenses

Our organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our former advisor or its affiliates and our advisor entities or their affiliates on our behalf. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of December 31, 2011 and 2010, our former advisor and its affiliates had incurred expenses on our behalf of $2,616,000 and $2,701,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2011 and 2010. In addition, as of December 31, 2011 our advisor entities and their affiliates had incurred expenses on our behalf of $330,000 in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2011 and 2010. To the extent we raise additional funds from our offering, these amounts may become our liability.

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our former advisor or its affiliates and our advisor entities or their affiliates from the gross proceeds of our offering. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11. Related Party Transactions

Fees and Expenses Paid to Affiliates

Until January 6, 2012, all of our executive officers and our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in our former advisor, our former sponsor, GEEA or other affiliated entities.

Effective as of August 24, 2009, we entered into the G&E Advisory Agreement with our former advisor, and effective as of June 22, 2009, we entered into the G&E Dealer Manager Agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Until April 18, 2011, Grubb & Ellis Securities served as the dealer manager of our offering pursuant to the G&E Dealer Manager Agreement. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. Therefore, references to the G&E Dealer Manager shall be deemed to refer to either Grubb & Ellis Securities or Grubb & Ellis Capital Corporation, or both, as applicable, unless otherwise specified.

On November 7, 2011, we notified our former advisor of the termination of the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party may terminate the G&E Advisory Agreement without cause or penalty, subject to a 60-day transition period; however, certain rights and obligations of the parties survive during the 60-day transition period and beyond. As a result of a new advisory agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement, Griffin-American Advisor serves as our new advisor and delegates advisory duties to Griffin-American Sub-Advisor.

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation of the termination of the G&E Dealer Manager Agreement. Pursuant to the G&E Dealer Manager Agreement, either party may terminate the G&E Dealer Manager Agreement, subject to a 60-day transition period. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock. As a result of a new dealer manager agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Dealer Manager Agreement, or the Dealer Manager Agreement, Griffin Securities serves as our new dealer manager. The terms of the Dealer Manager Agreement are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $46,699,000, $21,321,000 and $1,704,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.

Offering Stage

Selling Commissions

Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $22,196,000, $9,306,000 and $998,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions are charged to stockholders’ equity as such amounts are paid to G&E Dealer Manager from the gross proceeds of our offering.

Dealer Manager Fee

Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $9,742,000, $4,107,000 and $441,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees are charged to stockholders’ equity as such amounts are paid to G&E Dealer Manager from the gross proceeds of our offering.

Other Organizational and Offering Expenses

Until January 6, 2012, our organizational and offering expenses were paid by our former advisor or its affiliates on our behalf. Our former advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $3,261,000, $1,372,000 and $150,000, respectively, in offering expenses to our former advisor or its affiliates. Other organizational expenses were expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are paid to our former advisor or its affiliates from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Until January 6, 2012, our former advisor or its affiliates received an acquisition fee of up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired. Our former advisor or its affiliates were entitled to receive these acquisition fees for properties and real estate-related investments we acquired with funds raised in our offering, including acquisitions completed after the termination of the G&E Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $6,739,000, $5,329,000 and $0, respectively, in acquisition fees to our former advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development Fee

Until January 6, 2012, our former advisor or its affiliates received, in the event our former advisor or its affiliates provided development-related services, a development fee in an amount that was usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we would not pay a development fee to our former advisor or its affiliates if our former advisor elected to receive an acquisition fee based on the cost of such development.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any development fees to our former advisor or its affiliates.

Reimbursement of Acquisition Expenses

Until January 6, 2012, our former advisor or its affiliates were reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which would have been reimbursed regardless of whether an asset was acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties was not to exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits were approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. As of December 31, 2011, such fees and expenses did not exceed 6.0% of the purchase price or total development costs, except with respect to our acquisition of the Lakewood Ranch property and Philadelphia SNF Portfolio. For a further discussion, please see footnote (5) and footnote (6) in Note 3, Real Estate Investments – Acquisitions in 2011.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $21,000, $29,000 and $0, respectively, in acquisition expenses to our former advisor or its affiliates. Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations.

Operational Stage

Asset Management Fee

Until January 6, 2012, our former advisor or its affiliates were paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $2,929,000, $612,000 and $0, respectively, in asset management fees to our former advisor or its affiliates, which is included in general and administrative in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fee

Until January 6, 2012, our former advisor or its affiliates were paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our former advisor or its affiliates. Our former advisor or its affiliates may have sub-contracted its duties to any third-party, including for fees less than the property management fees payable to our former advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our former advisor or its affiliates, we paid our former advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event would we pay both a property management fee and an oversight fee to our former advisor or its affiliates with respect to the same property.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $843,000, $245,000 and $0, respectively, in property management fees and oversight fees to our former advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

On-site Personnel and Engineering Payroll

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $103,000, $46,000 and $0, respectively, in payroll for on-site personnel and engineering to our former advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

Lease Fees

Until January 6, 2012, we paid our former advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee was generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $395,000, $59,000 and $0, respectively, in lease fees to our former advisor or its affiliates, which is capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.

Construction Management Fee

Until January 6, 2012, in the event that our former advisor or its affiliates assisted with planning and coordinating the construction of any capital or tenant improvements, our former advisor or its affiliates were paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred $72,000, $21,000 and $0, respectively, in construction management fees to our former advisor or its affiliates. Construction management fees are capitalized as part of the associated asset and included in operating properties, net on our accompanying consolidated balance sheets.

Operating Expenses

Until January 6, 2012, we reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we could not reimburse our former advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the G&E Advisory Agreement, or (ii) 25.0% of our net income, as defined in the G&E Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors.

For the 12 months ended December 31, 2011, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and 49.7%, respectively, for the 12 months ended December 31, 2011.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the 12 months ended December 31, 2010, our operating expenses exceeded this limitation by $40,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.1% and (46.9)%, respectively, for the 12 months ended December 31, 2010. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in October 2009. We purchased our first property in March 2010. At this early stage of our operations, our general and administrative expenses were relatively high compared with our funds from operations and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended December 31, 2010, given the costs of operating a public company and the early stage of our operations.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, GEEA incurred operating expenses on our behalf of $22,000, $25,000 and $56,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.

Related Party Services Agreement

We entered into a services agreement, effective September 21, 2009, or the Transfer Agent Services Agreement, with Grubb & Ellis Equity Advisors, Transfer Agent, LLC, formerly known as Grubb & Ellis Investor Solutions, LLC, or our former transfer agent, for transfer agent and investor services. Since our former transfer agent was an affiliate of our former advisor, the terms of the Transfer Agent Services Agreement were approved and determined by a majority of our directors, including a majority of our independent directors, as fair and reasonable to us and at fees which are no greater than that which would be paid to an unaffiliated party for similar services.

On November 7, 2011, we provided notice of termination of the Transfer Agent Services Agreement to our former transfer agent. Under the Transfer Agent Services Agreement, we were required to provide 60 days written notice of termination. Therefore, the Transfer Agent Services Agreement terminated on January 6, 2012. We engaged DST Systems, Inc. to serve as our replacement transfer agent on January 6, 2012.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred expenses of $311,000, $111,000 and $59,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.

For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, GEEA incurred expenses of $112,000, $53,000 and $7,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.

Compensation for Additional Services

Until January 6, 2012, our former advisor or its affiliates were paid for services performed for us other than those required to be rendered by our former advisor or its affiliates under the G&E Advisory Agreement. The rate of compensation for these services had to be approved by a majority of our board of directors, including a majority of our independent directors, and could not exceed an amount that would have been paid to unaffiliated parties for similar services. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we incurred expenses of $65,000, $59,000 and $0, respectively, for internal controls compliance services our former advisor or its affiliates provided to us.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity Stage

Disposition Fees

Prior to January 6, 2012, for services relating to the sale of one or more properties, our former advisor or its affiliates would have been paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, would not have exceeded the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any disposition fees to our former advisor or its affiliates.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Prior to January 6, 2012, in the event of liquidation, our former advisor would have been paid a subordinated distribution of net sales proceeds. The distribution would have been equal to 15.0% of the net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts received would have depended on the sale prices of properties upon liquidation. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our former advisor.

Subordinated Distribution upon Listing

Prior to January 6, 2012, upon the listing of shares of our common stock on a national securities exchange, our former advisor would have been paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeded (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts received would have depended upon the market value of our outstanding stock at the time of listing among other factors. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not incur any such distributions to our former advisor.

Subordinated Distribution Upon Termination

Upon termination or non-renewal of the G&E Advisory Agreement, our former advisor would have been entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeded (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. On January 9, 2012, our former advisor tendered its notice of election to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive, in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange. Such notice was tendered beyond the notice period provided under our operating partnership agreement.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

Fees Payable Upon Internalization of the Advisor

Prior to June 1, 2010, to the extent that our board of directors determined that it was in the best interests of our stockholders to internalize (acquire from our former advisor) any management functions provided by our former advisor, the compensation payable to our former advisor for such specific internalization would be negotiated and agreed upon by our independent directors and our advisor. Effective June 1, 2010, we amended the G&E Advisory Agreement to eliminate any compensation or remuneration payable by us or our operating partnership to our former advisor or any of its affiliates in connection with any internalization of the management functions provided by our former advisor in the future. However, this amendment was not intended to limit any other compensation or distributions that we or our operating partnership may have paid our former advisor in accordance with the G&E Advisory Agreement or any other agreement, including but not limited to the agreement of limited partnership of our operating partnership.

Transition of Advisory Services

On November 7, 2011, we and our operating partnership entered into the Advisory Agreement with our advisor. Contemporaneously with our entering into the Advisory Agreement with our advisor, our advisor entered into a sub-advisory agreement with our sub-advisor pursuant to which all advisory services and compensation therefor were delegated to our sub-advisor. The terms of the Advisory Agreement are substantially the same as the terms of the terminated G&E Advisory Agreement, except for the following:

•	the acquisition fee will be reduced from 2.75% of the contract purchase price of each property we acquire to 2.60% of the contract purchase price of each property we acquire;

•

the acquisition fee for property acquisitions will be paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties; and

•

the monthly asset management fee will be an amount equal to one-twelfth of 0.85% of the average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012.

Executive Stock Purchase Plans

On April 7, 2011, our Chairman of the board of directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the G&E Plan, whereby each executive had irrevocably agreed to invest 100% and 50.0%, respectively, of their net after-tax cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other net after-tax cash compensation, including bonuses. Their first investment under the G&E Plan began with their regularly scheduled payroll payment on April 29, 2011 and was to terminate on the earlier of (i) December 31, 2011, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares were purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Mr. Hanson invested $121,000, $0 and $0, respectively, of his compensation and we issued 13,436, 0 and 0 shares of our common stock, respectively, pursuant to his G&E Plan. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, Mr. Prosky invested $93,000, $0 and $0, respectively, of his compensation and we issued 10,313, 0 and 0 shares of our common stock, respectively, pursuant to his G&E Plan.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as Mathieu B. Streiff, our Executive Vice President, each executed a stock purchase plan, or the Plan, effective January 1, 2012, whereby each executive has irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock beginning with their regularly scheduled payroll payment on February 17, 2012 and terminating on the earlier of (i) December 31, 2012, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson, Mr. Prosky or Mr. Streiff, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

For a further discussion of our Executive Stock Purchase Plans, see Note 21, Subsequent Events – Executive Stock Purchase Plans.

Accounts Receivable Due From Affiliate

American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we have incurred in connection with the transition to our co-sponsors. The portion of the expenses that our co-sponsors have agreed to pay are paid by us and then reimbursed by American Healthcare Investors and Griffin Capital within 120 days of payment. As such, as of December 31, 2011, we have recorded a receivable of $121,000 from American Healthcare Investors, an affiliate, which is included in accounts receivable due from affiliate in our accompanying consolidated balance sheets. We do not consider Griffin Capital an affiliate and therefore the receivable of $121,000 from Griffin Capital is included in accounts and other receivables, net in our accompanying consolidated balance sheets.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
Fee	2011	2010

Selling commissions and dealer manager fees	$434,000	$539,000
Asset and property management fees	405,000	166,000
Offering costs	93,000	86,000
Operating expenses	72,000	16,000
Construction management fees	64,000	21,000
Lease commissions	34,000	5,000
On-site personnel and engineering payroll	7,000	7,000
Acquisition expenses	2,000	—

	$1,111,000	$840,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Equity

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding.

Common Stock

We are offering and selling to the public up to 300,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 30,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP for $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

On February 4, 2009, our former advisor purchased 20,000 shares of common stock for total cash consideration of $200,000 and was admitted as the initial stockholder. We used the proceeds from the sale of shares of our common stock to our former advisor to make an initial capital contribution to our operating partnership.

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through December 31, 2011, we had issued 47,831,458 shares of our common stock in connection with our offering and 1,137,013 shares of our common stock pursuant to the DRIP, and we had also repurchased 148,802 shares of our common stock under our share repurchase plan. As of December 31, 2011 and 2010, we had 48,869,669 and 15,452,668 shares of our common stock issued and outstanding, respectively.

Noncontrolling Interests

On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units.

As of December 31, 2011 and 2010, we owned a 99.99% general partnership interest in our operating partnership and our former advisor owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.

In addition, as of December 31, 2011 and 2010, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, $8,817,000, $1,985,000 and $0, respectively, in distributions were reinvested and 928,058, 208,955 and zero shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2011 and 2010, a total of $10,802,000 and $1,985,000, respectively, in distributions were reinvested and 1,137,013 and 208,955 shares of our common stock, respectively, were issued pursuant to the DRIP.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2011 and 2010, we received share repurchase requests and repurchased 127,802 and 21,000 shares of our common stock, respectively, for an aggregate of $1,198,000 and $210,000, respectively, at an average repurchase price of $9.38 and $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. For the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not receive any requests for repurchase or otherwise repurchase any shares of our common stock pursuant to the share repurchase plan.

As of December 31, 2011 and 2010, we had received share repurchase requests and had repurchased 148,802 shares of our common stock for an aggregate of $1,408,000 at an average price of $9.46 per share and 21,000 shares of our common stock for an aggregate of $210,000 at an average price of $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we recognized compensation expense of $66,000, $54,000 and $35,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, there was $145,000 and $136,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.58 years.

As of December 31, 2011 and 2010, the fair value of the nonvested shares of our restricted common stock was $165,000 and $150,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2011 and 2010, and the changes for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, is presented below:

	September 30,	September 30,
	Number of Nonvested	Weighted
	Shares of our	Average Grant
	Restricted Common Stock	Date Fair Value

Balance — January 7, 2009 (Date of Inception)	—	—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	—

Balance — December 31, 2009	12,000	$10.00

Granted	7,500	$10.00
Vested	(4,500)	$10.00
Forfeited	—	—

Balance — December 31, 2010	15,000	$10.00

Granted	7,500	$10.00
Vested	(6,000)	$10.00
Forfeited	—	—

Balance — December 31, 2011	16,500	$10.00

Expected to vest — December 31, 2011	16,500	$10.00

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Contingent consideration asset	$—	$—	$115,000	$115,000

Total assets at fair value	$—	$—	$115,000	$115,000

Liabilities:
Derivative financial instruments	$—	$819,000	$—	$819,000
Contingent consideration obligations	—	—	6,058,000	6,058,000

Total liabilities at fair value	$—	$819,000	$6,058,000	$6,877,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:
Derivative financial instruments	$—	$453,000	$—	$453,000

Total liabilities at fair value	$—	$453,000	$—	$453,000

There were no transfers into and out of fair value measurement levels during the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

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

Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2011 and 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Contingent Consideration

On April 13, 2011, we purchased Yuma Skilled Nursing Facility and in connection with such purchase we accrued $1,500,000 as a contingent consideration obligation. Such payment will be made to the seller upon receipt of notification within three years of the acquisition date that (i) the tenant has achieved a certain specified lease coverage ratio for two consecutive calendar quarters and (ii) that the tenant has completed an estimated $3,500,000 renovation project. If such notification is not received, no payment will be made. The payment will be either $0 or $1,500,000. We have assumed that the criteria above will be met.

On June 30, 2011, we purchased Philadelphia SNF Portfolio and in connection with such purchase we accrued $1,402,000 and $2,500,000 as a contingent consideration obligation. An estimated $1,402,000 of such amount will be paid upon receipt of notification within six years of the acquisition date that the tenant has achieved a certain

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment, however such payment is limited by the tenant’s rent coverage ratio and will result in additional rental revenue to us. We have assumed that the criteria above will be met and we will receive notification approximately 2 1/2 years from the date of acquisition. We have also made certain assumptions regarding capitalization rates and applied a discount factor. Up to $2,500,000 of such contingent consideration will be paid within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000. We have assumed that the criteria above will be met.

On July 11, 2011, we purchased Maxfield Medical Office Building and in connection with such purchase we accrued $656,000 as a contingent consideration obligation. Such consideration will be paid to the seller if, within 12 months of the acquisition date, the seller is able to lease approximately 4,000 square feet of GLA to a tenant. Such payment will be a function of the annual increase in net operating income of the property as a result of such lease, less leasing commissions, tenant improvements and rent abatement, if any. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us. We have assumed that the criteria above will be met approximately 12 months from the date of acquisition. In addition, we have made certain assumptions regarding the terms of the lease, including rental rate per square foot, initial term of the lease, tenant improvement allowances and lease commissions, based on market conditions.

On December 22, 2011, we purchased Sierra Providence East Medical Plaza I and in connection with such purchase we recognized $115,000 as a contingent consideration asset. We will receive such consideration to the extent a tenant in approximately 2,000 square feet of GLA does not pay their rental payments to us over the remaining term of their lease, which expires in April 2014. The range of payment to us is between $0 and up to a maximum of $115,000. We have assumed that we will not receive any payments under the tenant’s lease and will therefore receive the full $115,000 from funds the seller has set aside.

The fair value of the contingent consideration obligations is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration asset is included in other assets, net and our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. We did not recognize any gain or loss with respect to our contingent consideration assets and obligations for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009, as no adjustments to the acquisition date fair values were deemed necessary.

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the years ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,	September 30,
			Period from
			January 7, 2009
	Years Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2009

Contingent Consideration Asset:
Beginning balance	$—	$—	$—
Addition to contingent consideration asset	115,000	—	—

Ending balance	$115,000	$—	$—

Contingent Consideration Obligations:
Beginning balance	$—	$—	$—
Additions to contingent consideration obligations	6,058,000	—	—

Ending balance	$6,058,000	$—	$—

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

The fair value of the mortgage loans payable and the lines of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2011 and 2010, the fair value of the mortgage loans payable was $81,028,000 and $59,246,000, respectively, compared to the carrying value of $80,466,000 and $58,331,000, respectively. The fair value of the lines of credit as of December 31, 2011 and 2010 was $0 and $12,070,000, respectively, compared to the carrying value of $0 and $11,800,000, respectively.

14. Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2011 and 2010, was as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011		2010

Ordinary income	$9,276,000	51%	$935,000	23%
Capital gain	—	—	—	—
Return of capital	8,912,000	49	3,128,000	77

	$18,188,000	100%	$4,063,000	100%

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We began paying distributions in 2010. Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

15. Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2029 and in some cases subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2011 for each of the next five years ending December 31 and thereafter is as follows:

September 30,
Year	Amount

2012	$41,049,000
2013	40,584,000
2014	39,372,000
2015	38,203,000
2016	34,711,000
Thereafter	264,545,000

$458,464,000

16. Business Combinations

2011

For the year ended December 31, 2011, we completed 11 acquisitions comprising 31 buildings and 1,119,000 square feet of GLA. The aggregate purchase price was $245,183,000, plus closing costs and acquisition fees of $12,380,000, $9,632,000 of which is included in acquisition related expenses in our accompanying consolidated statements of operations and $2,748,000 of which was capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying consolidated statements of operations for the year ended December 31, 2011 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2011, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

	September 30,	September 30,
Property	Revenues	Net Income (Loss)

Columbia Long-Term Acute Care Hospital	$1,348,000	$837,000
St. Anthony North Denver Medical Office Building	$1,301,000	$380,000
Loma Linda Pediatric Specialty Hospital	$1,185,000	$733,000
Yuma Skilled Nursing Facility	$846,000	$514,000
Hardy Oak Medical Office Building	$866,000	$(54,000)
Lakewood Ranch Medical Office Building	$1,230,000	$15,000
Dixie-Lobo Medical Office Building Portfolio	$2,075,000	$208,000
Milestone Medical Office Building Portfolio	$3,095,000	$1,061,000
Philadelphia SNF Portfolio	$4,573,000	$(339,000)
Maxfield Medical Office Building	$488,000	$(35,000)
Lafayette Physical Rehabilitation Hospital	$332,000	$219,000
Sierra Providence East Medical Plaza I	$32,000	$16,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the fair value of our 11 acquisitions at the time of acquisition. We present separately the three individually significant acquisitions during the year ended December 31, 2011, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, and aggregate the rest of the acquisitions during the year ended December 31, 2011.

	September 30,	September 30,	September 30,		September 30,
	Dixie-Lobo Medical Office Building Portfolio	Milestone Medical Office Building Portfolio	Philadelphia SNF Portfolio		Other 2011 Acquisitions

Land	$—	$495,000	$4,747,000		$6,492,000
Building and improvements	22,192,000	32,744,000	68,418,000		76,300,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		7,483,000
Tenant relationships	2,808,000	2,531,000	—		6,493,000
Leasehold interest	3,449,000	5,301,000	—		2,280,000
Master lease	—	580,000	—		257,000
Above market leases	—	804,000	—		470,000
Other assets	—	—	—		115,000	(1)

Total assets acquired	30,131,000	44,974,000	80,556,000		99,890,000

Mortgage loans payable, net	(23,320,000)	—	—		(10,621,000)
Below market leases	—	(34,000)	—		(208,000)
Other liabilities	—	—	(4,056,000	) (2)	(2,156,000	) (3)

Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(12,985,000)

Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$86,905,000

(1)	Included in other assets is $115,000 recorded as a contingent consideration asset in connection with the acquisition of Sierra Providence East Medical Plaza I. See Note 13, Fair Value Measurements, for a further discussion.

(2)	Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration obligations in connection with the acquisition of Philadelphia SNF Portfolio. See Note 13, Fair Value Measurements, for a further discussion.

(3)	Included in other liabilities is $1,500,000 and $656,000 accrued for as contingent consideration obligations in connection with the acquisition of Yuma Skilled Nursing Facility and Maxfield Medical Office Building, respectively. See Note 13, Fair Value Measurements, for a further discussion.

Assuming the acquisitions in 2011 discussed above had occurred on January 1, 2010, for the years ended December 31, 2011 and 2010, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010

Revenues	$52,818,000	$38,256,000
Net income	$7,866,000	$1,173,000
Net income attributable to controlling interest	$7,864,000	$1,172,000
Net income per common share attributable to controlling interest — basic and diluted	$0.14	$0.04

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2010

For the year ended December 31, 2010, we completed 14 acquisitions comprising 25 buildings and 868,000 square feet of GLA. The aggregate purchase price was $193,442,000, plus closing costs and acquisition fees of $6,662,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, the acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying consolidated statements of operations for the year ended December 31, 2010 for the periods subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2010, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

	September 30,	September 30,
Property	Revenues	Net income (loss)

Lacombe Medical Office Building	$675,000	$200,000
Center for Neurosurgery and Spine	$625,000	$(194,000)
Parkway Medical Center	$1,270,000	$48,000
Highlands Ranch Medical Pavilion	$810,000	$(56,000)
Muskogee Long-Term Acute Care Hospital	$646,000	$331,000
St. Vincent Medical Office Building	$750,000	$(31,000)
Livingston Medical Arts Pavilion	$446,000	$143,000
Pocatello East Medical Office Building	$850,000	$150,000
Monument Long-Term Acute Care Hospital Portfolio	$966,000	$557,000
Virginia Skilled Nursing Facility Portfolio	$1,363,000	$277,000
Sylva Medical Office Building	$152,000	$46,000
Surgical Hospital of Humble	$73,000	$(11,000)
Lawton Medical Office Building Portfolio	$33,000	$(54,000)
Ennis Medical Office Building	$23,000	$9,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our 14 acquisitions at the time of acquisition is shown below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Lacombe Medical Office Building	Center for Neurosurgery and Spine	Parkway Medical Center	Highlands Ranch Medical Pavilion	Muskogee Long-Term Acute Care Hospital	St. Vincent Medical Office Building	Livingston Medical Arts Pavilion

Land	$409,000	$319,000	$1,320,000	$1,234,000	$379,000	$1,568,000	$—
Building and improvements	5,438,000	4,689,000	7,192,000	5,444,000	8,314,000	6,746,000	4,976,000
In-place leases	512,000	575,000	969,000	668,000	897,000	741,000	519,000
Tenant relationships	458,000	585,000	1,318,000	999,000	1,395,000	964,000	312,000
Leasehold interest	—	—	—	—	—	—	149,000
Master lease	—	—	—	—	—	—	—
Above market leases	—	327,000	97,000	27,000	—	106,000	473,000

Total assets acquired	6,817,000	6,495,000	10,896,000	8,372,000	10,985,000	10,125,000	6,429,000

Mortgage loans payable, net	—	(3,025,000)	—	(4,414,000)	—	—	—
Below market leases	—	—	(41,000)	—	—	(50,000)	(80,000)
Derivative financial instrument	—	(310,000)	—	—	—	—	—
Other liabilities	—	—	—	—	—	—	—

Total liabilities assumed	—	(3,335,000)	(41,000)	(4,414,000)	—	(50,000)	(80,000)

Net assets acquired	$6,817,000	$3,160,000	$10,855,000	$3,958,000	$10,985,000	$10,075,000	$6,349,000

	Pocatello East Medical Office Building	Monument Long-Term Acute Care Hospital Portfolio	Virginia Skilled Nursing Facility Portfolio	Sylva Medical Office Building	Surgical Hospital of Humble	Lawton Medical Office Building Portfolio	Ennis Medical Office Building

Land	$—	$3,772,000	$4,405,000	$—	$719,000	$—	$467,000
Building and improvements	14,319,000	22,065,000	37,709,000	9,116,000	10,413,000	8,440,000	5,486,000
In-place leases	672,000	2,351,000	2,837,000	845,000	1,287,000	834,000	586,000
Tenant relationships	554,000	1,083,000	2,449,000	528,000	681,000	460,000	503,000
Leasehold interest	—	—	—	347,000	—	762,000	—
Master lease	455,000	—	—	—	—	—	—
Above market leases	—	—	—	—	—	830,000	56,000

Total assets acquired	16,000,000	29,271,000	47,400,000	10,836,000	13,100,000	11,326,000	7,098,000

Mortgage loans payable, net	—	—	—	—	—	—	—
Below market leases	—	—	—	—	—	(373,000)	—
Derivative financial instrument	—	—	—	—	—	—	—
Other liabilities	—	—	(2,400,000)	—	—	—	—

Total liabilities assumed	—	—	(2,400,000)	—	—	(373,000)	—

Net assets acquired	$16,000,000	$29,271,000	$45,000,000	$10,836,000	$13,100,000	$10,953,000	$7,098,000

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

	September 30,	September 30,
		Period from
		January 7, 2009
		(Date of Inception)
	Year Ended	through
	December 31, 2010	December 31, 2009

Revenues	$22,200,000	$20,893,000
Net loss	$2,143,000	$894,000
Net loss attributable to controlling interest	$2,142,000	$891,000
Net loss per common share attributable to controlling interest — basic and diluted	$0.15	$0.06

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Segment Reporting

As of December 31, 2011, we evaluated our business and made resource allocations based on three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described herein in Note 2, Summary of Significant Accounting Policies. There are no intersegment sales or transfers.

We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in our accompanying consolidated financial statements.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	Medical		Skilled
	Office		Nursing	Year Ended
	Buildings	Hospitals	Facilities	December 31, 2011

Revenue:
Rental income	$21,479,000	$7,651,000	$11,327,000	$40,457,000
Expenses:
Rental expenses	6,575,000	725,000	1,030,000	8,330,000

Segment net operating income	$14,904,000	$6,926,000	$10,297,000	$32,127,000

Expenses:
General and administrative				5,992,000
Acquisition related expenses				10,389,000
Depreciation and amortization				14,826,000

Income from operations				920,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(6,345,000)
Loss in fair value of derivative financial instruments				(366,000)
Interest income				17,000

Net loss				$(5,774,000)

	September 30,	September 30,	September 30,	September 30,
	Medical		Skilled
	Office		Nursing	Year Ended
	Buildings	Hospitals	Facilities	December 31, 2010

Revenue:
Rental income	$5,635,000	$1,684,000	$1,363,000	$8,682,000
Expenses:
Rental expenses	2,003,000	119,000	79,000	2,201,000

Segment net operating income	$3,632,000	$1,565,000	$1,284,000	$6,481,000

Expenses:
General and administrative				1,670,000
Acquisition related expenses				7,099,000
Depreciation and amortization				3,591,000

Loss from operations				(5,879,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(1,416,000)
Loss in fair value of derivative financial instruments				(143,000)
Interest income				15,000

Net loss				$(7,423,000)

We did not own any properties and therefore did not have any reportable segments for the period from January 7, 2009 (Date of Inception) through December 31, 2009.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segments as of December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
	December 31,
	2011	2010

Medical office buildings	$218,232,000	$97,157,000
Hospitals	77,081,000	53,313,000
Skilled nursing facilities	151,081,000	47,610,000
All other	52,758,000	5,916,000

Total assets	$499,152,000	$203,996,000

18. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2011 and 2010, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Based on leases in effect as of December 31, 2011, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Pennsylvania accounted for 18.4% of our annualized base rent, Texas accounted for 13.4% of our annualized base rent and Virginia accounted for 10.7% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of December 31, 2011, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 48.0%, 17.1% and 34.9%, respectively, of our annualized base rent. As of December 31, 2011, one of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
Tenant	2011 Annualized Base Rent (1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date

PA Holdings — SNF, L.P. (Mid- Atlantic Health Care, LLC)	$7,516,000	18.4%	Philadelphia SNF Portfolio	392,000	06/30/26

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2011. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of December 31, 2011, 2010 and 2009, there were 16,500 shares, 15,000 shares and 12,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

20. Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,	September 30,	September 30,
	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Revenues	$13,271,000	$12,504,000	$8,675,000	$6,007,000
Expenses	(10,184,000)	(9,693,000)	(13,785,000)	(5,875,000)

Income (loss) from operations	3,087,000	2,811,000	(5,110,000)	132,000
Other expense	(1,509,000)	(2,398,000)	(1,770,000)	(1,017,000)

Net income (loss)	1,578,000	413,000	(6,880,000)	(885,000)

Less: Net income attributable to noncontrolling interests	(1,000)	—	(1,000)	—

Net income (loss) attributable to controlling interest	$1,577,000	$413,000	$(6,881,000)	$(885,000)

Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$0.01	$(0.27)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	44,569,470	34,644,097	25,543,273	18,144,696

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenues	$4,672,000	$2,807,000	$1,142,000	$61,000
Expenses	(5,371,000)	(5,341,000)	(2,981,000)	(868,000)

Loss from operations	(699,000)	(2,534,000)	(1,839,000)	(807,000)
Other income (expense)	(932,000)	(396,000)	(220,000)	4,000

Net loss	(1,631,000)	(2,930,000)	(2,059,000)	(803,000)

Less: Net income attributable to noncontrolling interests	—	(1,000)	—	—

Net loss attributable to controlling interest	$(1,631,000)	$(2,931,000)	$(2,059,000)	$(803,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.13)	$(0.34)	$(0.37)	$(0.30)

Weighted average number of common shares outstanding — basic and diluted	12,765,174	8,745,255	5,558,762	2,690,794

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events

Status of our Offering

As of March 7, 2012, we had received and accepted subscriptions in our offering for 52,415,020 shares of our common stock, or $523,074,000, excluding shares of our common stock issued pursuant to the DRIP.

Share Repurchases

In January 2012, we repurchased 110,884 shares of our common stock, for an aggregate amount of $1,068,000, under our share repurchase plan. In addition, effective February 1, 2012, we repurchased 20,000 shares from our former advisor for $10.00 per share. Such repurchase was outside of our share repurchase plan and was made pursuant to our transition to our co-sponsors.

Griffin-American Advisor Contributions

On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000. Griffin-American Advisor also contributed $2,000 to acquire 200 limited partnership units of our operating partnership. In addition to its right to participate with other partners in our operating partnership on a proportionate basis in distributions, our advisor’s limited partnership interest in our operating partnership also entitles it to a subordinated participation interest. The subordinated participation interest entitles our advisor to receive the subordinated distributions described under Note 11, Related Party Transactions — Liquidity Stage – Subordinated Participation Interest; provided however, that any amounts owed to our advisor shall be reduced by the amounts paid, if any, to our former advisor pursuant to its subordinated distribution upon termination.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transition of Advisory and Dealer Manager Services

The Advisory Agreement with Griffin-American Advisor took effect upon the expiration of a 60-day transition period provided for in the G&E Advisory Agreement, or January 7, 2012. The Dealer Manager Agreement with Griffin Securities became effective January 7, 2012.

Executive Stock Purchase Plans

In January 2012, Shannon K S Johnson, our Chief Financial Officer; Stefan Oh, our Senior Vice President of Acquisitions; and Cora Lo, our Secretary; entered into executive stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after tax base salaries as employees of American Healthcare Investors into shares of our common stock.

Pursuant to the executive stock purchase plans, each individual has directed that the respective portion of their net after-tax salary that is earned on or after February 1, 2012 as employees of American Healthcare Investors will be directly invested into the Company by purchasing shares of our common stock. Such arrangements shall terminate on the earlier of (i) December 31, 2012, (ii) the termination of our offering, (iii) any suspension our offering by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by any of them, when combined with all their other investments in the our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

U.S. Bank Interest Rate Swap

On March 1, 2012, we, through G&E HC REIT II Lawton MOB Portfolio, LLC, entered into an interest rate swap agreement, effective January 1, 2014, or the ISDA Agreement, with U.S. Bank National Association, in connection with our mortgage loan in the original principal amount of $7,400,000 used to initially finance the acquisition of Lawton Medical Office Building Portfolio, or the U.S. Bank Loan. The terms of the U.S. Bank Loan and initial interest rate swap agreement entered into on December 28, 2010 provided for an effective fixed interest rate of 4.41% per annum from January 1, 2011 through January 1, 2014. As a result of the ISDA Agreement, the U.S. Bank Loan would bear interest at an effective fixed interest rate of 4.11% per annum from January 1, 2014 through October 1, 2015.

Property Acquisitions

Subsequent to December 31, 2011, we completed three acquisitions comprising 15 buildings from unaffiliated parties. The aggregate purchase price of these properties was $224,110,000 and we paid $6,077,000 in acquisition fees to our former advisor or its affiliates and to our advisor entities or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to December 31, 2011:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee (3)

Southeastern SNF Portfolio	Conyers,
	Covington,
	Snellville,
	Gainesville and Atlanta, GA;
	Memphis and
	Millington, TN;
	Shreveport, LA;	Skilled
	Mobile, AL	Nursing	01/10/12	100%	$166,500,000	$83,159,000	$58,435,000	$4,579,000

FLAGS MOB Portfolio	Boynton Beach, FL
	Austell, GA;	Medical
	Okatie, SC	Office	01/27/12	100%	25,110,000	11,965,000	12,000,000	653,000

Spokane MOB	Spokane, WA	Medical Office	01/31/12	100%	32,500,000	14,482,000	19,000,000	845,000

Total					$224,110,000	$109,606,000	$89,435,000	$6,077,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.

(2)	Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed.

(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price of FLAGS MOB Portfolio and Spokane MOB, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION

December 31, 2011

					Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description		Encumbrances			Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(a)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Lacombe Medical Office Building (Medical Office)	Lacombe, LA	$	(b	)	$409,000	$5,438,000	$11,000	$409,000	$5,449,000	$5,858,000	$(353,000)	2004	03/05/10
Center for Neurosurgery and Spine (Medical Office)	Sartell, MN		2,964,000		319,000	4,689,000	6,000	319,000	4,695,000	5,014,000	(409,000)	2006	03/31/10
Parkway Medical Center (Medical Office)	Beachwood, OH		(b	)	1,320,000	7,192,000	100,000	1,320,000	7,292,000	8,612,000	(650,000)	1972, 1987	04/12/10
Highlands Ranch Medical Pavilion (Medical Office)	Highlands Ranch, CO		4,289,000		1,234,000	5,444,000	87,000	1,234,000	5,531,000	6,765,000	(429,000)	1999	04/30/10
Muskogee Long-Term Acute Care Hospital (Hospital)	Muskogee, OK		7,095,000		379,000	8,314,000	300,000	379,000	8,614,000	8,993,000	(488,000)	2006	05/27/10
St. Vincent Medical Office Building (Medical Office)	Cleveland, OH		(b	)	1,568,000	6,746,000	192,000	1,568,000	6,938,000	8,506,000	(540,000)	1985	06/25/10
Livingston Medical Arts Pavilion (Medical Office)	Livingston, TX		(b	)	—	4,976,000	—	—	4,976,000	4,976,000	(314,000)	2007	06/28/10
Pocatello East Medical Office Building (Medical Office)	Pocatello, ID		7,788,000		—	14,319,000	1,819,000	—	16,138,000	16,138,000	(611,000)	2007	07/27/10
Monument Long-Term Acute Care Hospital Portfolio (Hospital)			15,248,000
	Cape Girardeau, MO		(d	)	799,000	6,268,000	—	799,000	6,268,000	7,067,000	(308,000)	2006	08/12/10
	Joplin, MO		(d	)	995,000	6,908,000	—	995,000	6,908,000	7,903,000	(346,000)	2007	08/31/10
	Athens, GA		(d	)	1,978,000	8,889,000	—	1,978,000	8,889,000	10,867,000	(363,000)	2008	10/29/10
	Columbia, MO		(d	)	1,433,000	9,607,000	—	1,433,000	9,607,000	11,040,000	(299,000)	2009	01/31/11
Virginia Skilled Nursing Facility Portfolio (Skilled Nursing)			9,771,000	(e)
	Charlottesville, VA		(c	)	829,000	9,175,000	—	829,000	9,175,000	10,004,000	(389,000)	2004	09/16/10
	Bastian, VA		(e	)	217,000	2,546,000	86,000	217,000	2,632,000	2,849,000	(139,000)	1989	09/16/10
	Lebanon, VA		(e	)	359,000	3,917,000	—	359,000	3,917,000	4,276,000	(176,000)	1990	09/16/10
	Fincastle, VA		(c	)	302,000	3,147,000	34,000	302,000	3,181,000	3,483,000	(169,000)	1990	09/16/10
	Low Moor, VA		(e	)	655,000	6,817,000	17,000	655,000	6,834,000	7,489,000	(267,000)	1989	09/16/10
	Midlothian, VA		(c	)	1,840,000	9,991,000	24,000	1,840,000	10,015,000	11,855,000	(409,000)	1991	09/16/10
	Hot Springs, VA		(c	)	203,000	2,116,000	63,000	203,000	2,179,000	2,382,000	(122,000)	1990	09/16/10
Sylva Medical Office Building (Medical Office)	Sylva, NC		(b	)	—	9,116,000	497,000	—	9,613,000	9,613,000	(323,000)	2010	11/15/10
Surgical Hospital of Humble (Hospital)	Humble, TX		—		719,000	10,413,000	—	719,000	10,413,000	11,132,000	(347,000)	2000/2010	12/10/10
Lawton Medical Office Building Portfolio (Medical Office)	Lawton, OK		7,142,000		—	8,440,000	597,000	—	9,037,000	9,037,000	(289,000)	1985/2008	12/22/10
Ennis Medical Office Building (Medical Office)	Ennis, TX		(b	)	467,000	5,486,000	—	467,000	5,486,000	5,953,000	(214,000)	2008	12/22/10

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

					Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description		Encumbrances			Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(a)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired

St. Anthony North Medical Office Building (Medical Office)	Westminster, CO	$	(b	)	$—	$9,543,000	$—	$—	$9,543,000	$9,543,000	$(274,000)	2008	03/29/11
Loma Linda Pediatric Specialty Hospital Portfolio (Hospital)	Loma Linda, CA		—		1,370,000	9,862,000	—	1,370,000	9,862,000	11,232,000	(217,000)	1950/1985/1991	03/31/11
Yuma Skilled Nursing Facility (Skilled Nursing)	Yuma, AZ		(c	)	768,000	10,060,000	—	768,000	10,060,000	10,828,000	(233,000)	1964/2012	04/13/11
Hardy Oak Medical Office Building (Medical Office)	San Antonio, TX		5,182,000		814,000	6,184,000	—	814,000	6,184,000	6,998,000	(176,000)	2003	04/14/11
Lakewood Ranch Medical Office Building (Medical Office)	Bradenton, FL		—		—	10,324,000	15,000	—	10,339,000	10,339,000	(275,000)	2003	04/15/11
Dixie-Lobo Medical Office Building Portfolio (Medical Office)
	Hope, AR		—		—	1,243,000	—	—	1,243,000	1,243,000	(38,000)	2003	05/12/11
	Lake Charles, LA		—		—	2,046,000	—	—	2,046,000	2,046,000	(55,000)	2001	05/12/11
	Carlsbad, NM		—		—	3,670,000	—	—	3,670,000	3,670,000	(89,000)	2002	05/12/11
	Hobbs, NM		—		—	1,913,000	—	—	1,913,000	1,913,000	(79,000)	2003	05/12/11
	Alice, TX		—		—	3,535,000	—	—	3,535,000	3,535,000	(100,000)	2001	05/12/11
	Lufkin, TX		—		—	2,294,000	—	—	2,294,000	2,294,000	(60,000)	2001	05/12/11
	Victoria, TX		—		—	4,313,000	—	—	4,313,000	4,313,000	(119,000)	1986/2003	05/12/11
	Wharton, TX		—		—	3,178,000	—	—	3,178,000	3,178,000	(76,000)	2001	05/12/11
Milestone Medical Office Building Portfolio (Medical Office)	Jersey City, NJ		16,000,000		—	21,551,000	—	—	21,551,000	21,551,000	(405,000)	2010	05/26/11
	Benton, AR		—		—	6,400,000	(19,000)	—	6,381,000	6,381,000	(154,000)	1992/1999	05/26/11
	Benton, AR		—		—	966,000	—	—	966,000	966,000	(30,000)	1986	05/26/11
	Bryant, AR		—		495,000	3,827,000	—	495,000	3,827,000	4,322,000	(85,000)	1993/2006	05/26/11
Philadelphia SNF Portfolio (Skilled Nursing)	Philadelphia, PA		(c	)	1,185,000	27,655,000	—	1,185,000	27,655,000	28,840,000	(512,000)	1975	06/30/11
	Philadelphia, PA		(c	)	1,249,000	12,593,000	—	1,249,000	12,593,000	13,842,000	(224,000)	1900	06/30/11
	Philadelphia, PA		(c	)	719,000	9,121,000	—	719,000	9,121,000	9,840,000	(164,000)	1977	06/30/11
	Philadelphia, PA		(c	)	887,000	10,962,000	—	887,000	10,962,000	11,849,000	(203,000)	1975	06/30/11
	Philadelphia, PA		(c	)	707,000	9,152,000	—	707,000	9,152,000	9,859,000	(188,000)	1978	06/30/11
Maxfield Medical Office Building (Medical Office)	Sarasota, FL		5,050,000		923,000	5,702,000	14,000	923,000	5,716,000	6,639,000	(135,000)	2001	07/11/11
Lafayette Physical Rehabilitation Hospital (Hospital)	Lafayette, LA		—		1,184,000	9,322,000	—	1,184,000	9,322,000	10,506,000	(73,000)	2006	09/30/11
Sierra Providence East Medical Plaza I (Medical Office)	El Paso, TX		—		—	5,696,000	—	—	5,696,000	5,696,000	—	2008	12/22/11

			$80,529,000		$26,326,000	$351,066,000	$3,843,000	$26,326,000	$354,909,000	$381,235,000	$(11,918,000)

(a)	The cost capitalized subsequent to acquisition is shown net of dispositions.

(b)	As of December 31, 2011, our secured revolving line of credit with Bank of America, N.A. with an aggregate maximum principal amount of $38,435,000 is secured by Lacombe Medical Office Building, Parkway Medical Center, St. Vincent Medical Office Building, Livingston Medical Arts Pavilion, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building. As of December 31, 2011, our borrowing capacity was $38,435,000 and no borrowings were outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

(c)	As of December 31, 2011, our secured revolving line of credit with KeyBank with an aggregate maximum principal amount of $71,500,000 is secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio. As of December 31, 2011, our borrowing capacity was $71,500,000 and no borrowings were outstanding.

(d)	As of December 31, 2011, a mortgage loan payable in the amount of $15,248,000 was secured by Monument LTACH Portfolio.

(e)	Virginia Skilled Nursing Facility Portfolio consists of seven skilled nursing facilities. As of December 31, 2011, a mortgage loan payable in the amount of $9,771,000 was secured by three of the skilled nursing facilities.

(f)	The changes in total real estate for the year ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are as follows:

September 30,
Amount

Balance as of January 7, 2009 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—

Balance as of December 31, 2009	—
Acquisitions	164,939,000
Additions	466,000
Dispositions	—

Balance as of December 31, 2010	$165,405,000
Acquisitions	212,453,000
Additions	3,448,000
Dispositions	(71,000)

Balance as of December 31, 2011	$381,235,000

(g)	For federal income tax purposes, the aggregate cost of our properties is $446,528,000.

(h)	The changes in accumulated depreciation for the year ended December 31, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

(Formerly known as Grubb & Ellis Healthcare REIT II, Inc.)

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION – (Continued)

December 31, 2011

September 30,
Amount
Balance as of January 7, 2009 (Date of Inception)	$—
Additions	—
Dispositions	—

Balance as of December 31, 2009	—
Additions	(2,070,000)
Dispositions	—

Balance as of December 31, 2010	$(2,070,000)
Additions	(9,919,000)
Dispositions	71,000

Balance as of December 31, 2011	$(11,918,000)

(i)	The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from five months to 15.1 years. Furniture, fixtures and equipment is depreciated over the estimated useful life ranging from five years to seven years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT II, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
Jeffrey T. Hanson

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board (principal executive officer)

Date: March 15, 2012

By	/s/ SHANNON K S JOHNSON Shannon K S Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)

Date: March 15, 2012

By	/s/ DANNY PROSKY Danny Prosky	President, Chief Operating Officer and Director

Date: March 15, 2012

By	/s/ PATRICK R. LEARDO Patrick R. Leardo	Director

Date: March 15, 2012

By	/s/ GERALD W. ROBINSON Gerald W. Robinson	Director

Date: March 15, 2012

By	/s/ GARY E. STARK Gary E. Stark	Director

Date: March 15, 2012

EXHIBIT INDEX

Following the Registrant’s transition to the co-sponsorship arrangement with Griffin Capital Corporation and American Healthcare Investors LLC, Grubb & Ellis Healthcare REIT II, Inc. and Grubb & Ellis Healthcare REIT II Holdings, LP changed their names to Griffin-American Healthcare REIT II, Inc. and Griffin American Healthcare REIT II Holdings, LP, respectively. The following Exhibit List refers to the entity names used prior to such name changes in order to accurately reflect the names of the parties on the documents listed.

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement by and between Grubb & Ellis Healthcare REIT II, Inc. and Griffin Capital Securities, Inc., dated November 7, 2011 (included as Exhibit 1.1 to our Current Report on Form 8-K filed November 9, 2011 and incorporated herein by reference)

3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7	Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1	Third Amended and Restated Escrow Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit 4.2 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.3	Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit 4.3 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference))

4.4	Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit 4.4 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

10.1	Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP (included as Exhibit 10.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

10.2	Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Griffin-American Healthcare REIT Advisor, LLC, dated November 7, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 9, 2011 and incorporated herein by reference)

10.3	Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

10.4	Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)

10.5	Assignment and Assumption of Purchase Agreement by and between G&E HC REIT II Monument LTACH Portfolio, LLC and G&E HC REIT II Columbia LTACH, LLC, dated January 31, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Ennis MOB, LLC in favor of Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.7	Collateral Assignment of Management Contract by and among G&E HC REIT II Ennis MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., The Cirrus Group, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.8	Joinder to Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.9	Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated January 28, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed February 3, 2011 and incorporated herein by reference)

10.10	Purchase and Sale Agreement by and between G&E HC REIT II Dixie-Lobo MOB Portfolio, LLC and TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB I, L.P., dated March 21, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference)

10.11	Promissory Note by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.12	Loan Agreement by and between G&E HC REIT II Muskogee LTACH, LLC and Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.13	Mortgage, Security Agreement and Fixture Filing by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.14	Assignment of Leases and Rents by G&E HC REIT II Muskogee LTACH, LLC for the benefit of Capital One, N.A., dated April 8, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.15	International Swap Dealers Association, Inc. Master Agreement by and between by G&E HC REIT II Muskogee LTACH, LLC and Capital One, N.A., dated April 12, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K/A filed April 15, 2011 and incorporated herein by reference)

10.16	Purchase and Sale Agreement by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.17	Purchase and Sale Agreement by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.18	Purchase and Sale Agreement by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.19	Purchase and Sale Agreement by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated April 20, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed April 26, 2011 and incorporated herein by reference)

10.20	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Dixie-Lobo MOB Portfolio, LLC and TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P. and First American Title Insurance Company, dated April 25, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2011 and incorporated herein by reference)

10.21	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.22	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.23	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.24	First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated April 29, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.25	Amended and Restated Promissory Note between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.26	First Amendment to Credit Agreement and Related Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.27	First Amendment to and Reaffirmation of Guaranty Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.28	First Amendment to Open-ended Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Parkway Medical Center, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.29	First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Lacombe MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.30	First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.10 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.31	First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Livingston MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.32	First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II Sylva MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.33	First Amendment to Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by G&E HC REIT II Ennis MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference)

10.34	First Amendment to Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by G&E HC REIT II St. Vincent Cleveland MOB, LLC in favor of Bank of America, N.A., dated May 4, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2011 and incorporated herein by reference)

10.35	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.36	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.37	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.38	Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 4, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 10, 2011 and incorporated herein by reference)

10.39	Modified Promissory Note by TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., Longview-TMB, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P. in favor of General Electric Capital Corporation, N.A., dated May 12, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.40	Amended and Restated Loan Agreement by and between G&E HC REIT II Alice MOB, LLC, G&E HC REIT II Carlsbad MOB, LLC, G&E HC REIT II Hobbs MOB, LLC, G&E HC REIT II Hope MOB, LLC, G&E HC REIT II Lake Charles MOB, LLC, G&E HC REIT II Lufkin MOB, LLC, G&E HC REIT II Victoria MOB, LLC, G&E HC REIT II Wharton MOB, LLC and General Electric Capital Corporation, dated May 12, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.41	Assumption and Modification Agreement by and between TMB-Alice, L.P., Carlsbad-TMB, LLC, Hobbs-TMB, LLC, Hope-TMB, LLC, TMB-Lake Charles, L.P., Longview-TMB, L.P., TMB-Lufkin, L.P., Victoria-TMB, L.P. and TMB-I, L.P., G&E HC REIT II Alice MOB, LLC, G&E HC REIT II Carlsbad MOB, LLC, G&E HC REIT II Hobbs MOB, LLC, G&E HC REIT II Hope MOB, LLC, G&E HC REIT II Lake Charles MOB, LLC, G&E HC REIT II Lufkin MOB, LLC, G&E HC REIT II Victoria MOB, LLC, G&E HC REIT II Wharton MOB, LLC, Grubb & Ellis Healthcare REIT II, Inc. and General Electric Capital Corporation, dated May 12, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.42	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Alice, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.4 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.43	Line of Credit Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Carlsbad, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.5 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.44	Line of Credit Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Hobbs-TMB, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.6 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.45	Construction and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Hope-TMB, LLC for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.7 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.46	Multiple Indebtedness Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Lake Charles, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.8 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.47	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-Lufkin, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.9 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.48	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Victoria-TMB, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.10 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.49	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by TMB-I, L.P. for the benefit of General Electric Capital Corporation, dated December 29, 2006 (included as Exhibit 10.11 to our Current Report on Form 8-K filed May 18, 2011 and incorporated herein by reference)

10.50	Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.51	Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.52	Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.53	Reinstatement of and Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.54	Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.55	Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Bryant MOB, LLC and Bryant MOB Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.56	Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Benton Home Health MOB, LLC and Home Health Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.57	Bill Of Sale, Assignment and Assumption of Leases and Contracts by and between G&E HC REIT II Benton Medical Plaza I & II MOB, LLC and Medical Park Place Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.58	Assignment and Assumption of Ground Lease by and between G&E HC REIT II Jersey City MOB, LLC and Jersey City Medical Complex, LLC, dated May 26, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.59	Special Warranty Deed by Bryant MOB Medical Complex, LLC for the benefit of G&E HC REIT II Bryant MOB, LLC, dated May 26, 2011 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.60	Special Warranty Deed by Home Health Medical Complex, LLC for the benefit of G&E HC REIT II Benton Home Health MOB, LLC, dated May 26, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.61	Special Warranty Deed by Medical Park Place Medical Complex, LLC for the benefit of G&E HC REIT II Benton Medical Plaza I & II MOB, LLC, dated May 26, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.62	Promissory Note by and among Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.63	Additional Advance Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Bastian SNF, LLC, G&E HC REIT II Lebanon SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.14 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.64	Deed of Trust Modification Agreement by and between G&E HC REIT II Charlottesville SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.15 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.65	Deed of Trust Modification Agreement by and between G&E HC REIT II Bastian SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.16 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.66	Deed of Trust Modification Agreement by and between G&E HC REIT II Lebanon SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.17 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.67	Deed of Trust Modification Agreement by and between G&E HC REIT II Midlothian SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.18 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.68	Deed of Trust Modification Agreement by and between G&E HC REIT II Low Moor SNF, LLC and KeyBank National Association, dated May 26, 2011 (included as Exhibit 10.19 to our Current Report on Form 8-K filed June 1, 2011 and incorporated herein by reference)

10.69	Replacement Promissory Note by G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.70	Loan and Security Agreement by and among G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.71	First Amendment to Loan and Security Agreement by and among G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.72	Guaranty Agreement by Grubb & Ellis Healthcare REIT II, Inc. for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.73	Environmental Indemnification Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., G&E HC REIT II Monument LTACH Portfolio, LLC, G&E HC REIT II Cape Girardeau LTACH, LLC, G&E HC REIT II Joplin LTACH, LLC, G&E HC REIT II Athens LTACH, LLC and G&E HC REIT II Columbia LTACH, LLC and Siemens Financial Services, Inc., dated May 27, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.74	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cape Girardeau LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.75	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Joplin LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.76	Deed to Secure Debt, Assignment of Rents and Security Agreement by G&E HC REIT II Athens LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.77	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Columbia LTACH, LLC for the benefit of Siemens Financial Services, Inc., dated May 19, 2011 and effective as of May 27, 2011 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 3, 2011 and incorporated herein by reference)

10.78	Modification Agreement by and between G&E HC REIT II Lawton MOB Portfolio, LLC and U.S. Bank National Association, dated June 7, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 13, 2011 and incorporated herein by reference)

10.79	Agreement of Purchase and Sale by and between G&E HC REIT II Care Pavilion SNF, L.P. and Care Pavilion, Inc., dated June 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.80	Agreement of Purchase and Sale by and between G&E HC REIT II Cheltenham York SNF, L.P. and Cheltenham York Road Nursing and Rehabilitation Center, Inc., dated June 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.81	Agreement of Purchase and Sale by and between G&E HC REIT II Cliveden SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.82	Agreement of Purchase and Sale by and between G&E HC REIT II Maplewood Manor SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.83	Agreement of Purchase and Sale by and between G&E HC REIT II Tucker House SNF, L.P. and Tucker House II, Inc., dated June 14, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 20, 2011 and incorporated herein by reference)

10.84	Bill of Sale by and between G&E HC REIT II Care Pavilion SNF, L.P. and Care Pavilion, Inc., dated June 30, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.85	Bill of Sale by and between G&E HC REIT II Cheltenham York SNF, L.P. and Cheltenham York Road Nursing and Rehabilitation Center, Inc., dated June 30, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.86	Bill of Sale by and between G&E HC REIT II Cliveden SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 30, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.87	Bill of Sale by and between G&E HC REIT II Maplewood Manor SNF, L.P. and Cliveden-Maplewood Convalescent Centers, Inc., dated June 30, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.88	Bill of Sale by and between G&E HC REIT II Tucker House SNF, L.P. and Tucker House II, Inc., dated June 30, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.89	Deed by Care Pavilion, Inc. for the benefit of G&E HC REIT II Care Pavilion SNF, L.P., dated June 30, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.90	Deed by Cheltenham York Road Nursing and Rehabilitation Center, Inc. for the benefit of G&E HC REIT II Cheltenham York SNF, L.P., dated June 30, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.91	Promissory Note by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.11 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.92	Credit Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.12 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.93	Environmental and Hazardous Substances Indemnity Agreement by and among Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Care Pavilion SNF, L.P., G&E HC REIT II Cheltenham York SNF, L.P., G&E HC REIT II Cliveden SNF, L.P., G&E HC REIT II Maplewood Manor SNF, L.P., G&E HC REIT II Tucker House SNF, L.P., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC, G&E HC REIT II Midlothian SNF, LLC, G&E HC REIT II Yuma SNF, LLC and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.13 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.94	Letter Fee Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP and KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.14 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.95	Parent Guaranty Agreement by Grubb & Ellis Healthcare REIT II, Inc. for the benefit of KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.15 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.96	Subsidiary Guaranty Agreement by Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Care Pavilion SNF, L.P., G&E HC REIT II Cheltenham York SNF, L.P., G&E HC REIT II Cliveden SNF, L.P., G&E HC REIT II Maplewood Manor SNF, L.P., G&E HC REIT II Tucker House SNF, L.P., G&E HC REIT II Charlottesville SNF, LLC, G&E HC REIT II Fincastle SNF, LLC, G&E HC REIT II Hot Springs SNF, LLC, G&E HC REIT II Midlothian SNF, LLC and G&E HC REIT II Yuma SNF, LLC for the benefit of KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.16 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.97	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Care Pavilion SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.17 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.98	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cheltenham York SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.18 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.99	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Cliveden SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.19 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.100	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Maplewood Manor SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.20 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.101	Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Tucker House SNF, L.P. to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 23, 2011 and effective as of June 30, 2011 (included as Exhibit 10.21 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.102	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Charlottesville SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.22 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.103	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Fincastle SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.23 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.104	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Hot Springs SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.24 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.105	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Midlothian SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.25 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.106	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by G&E HC REIT II Yuma SNF, LLC to Grubb & Ellis Healthcare REIT II Holdings, LP and to KeyBank National Association, dated June 30, 2011 (included as Exhibit 10.26 to our Current Report on Form 8-K filed July 7, 2011 and incorporated herein by reference)

10.107	Special Warranty Deed by Cliveden-Maplewood Convalescent Centers, Inc. for the benefit of G&E HC REIT II Cliveden SNF, L.P., dated June 30, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.108	Deed by Cliveden-Maplewood Convalescent Centers, Inc. for the benefit of G&E HC REIT II Maplewood Manor SNF, L.P., dated June 30, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.109	Deed by Tucker House II, Inc. for the benefit of G&E HC REIT II Tucker House SNF, L.P., dated June 30, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.110	Deed by Philadelphia Authority for Industrial Development for the benefit of G&E HC REIT II Maplewood Manor SNF, L.P., dated June 30, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K/A filed July 11, 2011 and incorporated herein by reference)

10.111	Joinder to Amended and Restated Promissory Note by G&E HC REIT II St. Anthony North Denver MOB, LLC for the benefit of Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.112	Joinder to Credit Agreement and Other Loan Documents between Grubb & Ellis Healthcare REIT II Holdings, LP, G&E HC REIT II Lacombe MOB, LLC, G&E HC REIT II Parkway Medical Center, LLC, G&E HC REIT II Livingston MOB, LLC, G&E HC REIT II St. Vincent Cleveland MOB, LLC, G&E HC REIT II Sylva MOB, LLC, G&E HC REIT II Ennis MOB, LLC, G&E HC REIT II St. Anthony North Denver MOB, LLC and Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.113	Future Advance Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by G&E HC REIT II St. Anthony North Denver MOB, LLC for the benefit of Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.114	Collateral Assignment of Management Contract by and among G&E HC REIT II St. Anthony North Denver MOB, LLC, Grubb & Ellis Equity Advisors, Property Management, Inc., Centum Health Properties, LLC and Bank of America, N.A., dated September 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed September 20, 2011 and incorporated herein by reference)

10.115	Purchase and Sale Agreement by and among G&E HC REIT II Southeastern SNF Portfolio, LLC, Falligant Avenue Associates, L.P., Ivan Associates, L.P., McGee Road Associates, L.P., Powder Springs Road Associates, L.P., Red River Associates, L.P., San Alejandro Associates, L.P., San Carlos Associates, L.P., Tennessee Property Associates, L.P., West Point Road Associates, L.P., West Street Associates, L.P., LTC Consulting, L.P., Congress Street Partners, L.P., England Associates, L.P., Pharr Court Associates, L.P., Irving Place Associates, L.P., Hamilton Mill Associates, L.P., Facility Investments, L.P., South Parkway Associates, L.P., Wellington Healthcare Properties, L.P., Riverside Healthcare, L.P. and Wellington Healthcare Services, L.P., dated September 29, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 5, 2011 and incorporated herein by reference)

10.116	Assignment and Assumption Agreement by and between KeyBank National Association and RBS Citizens, N.A. D/B/A Charter One, dated October 6, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 12, 2011 and incorporated herein by reference)

10.117	Revolving Note by Grubb & Ellis Healthcare REIT II Holdings, LP in favor of KeyBank National Association, dated October 6, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed October 12, 2011 and incorporated herein by reference)

10.118	Revolving Note by Grubb & Ellis Healthcare REIT II Holdings, LP in favor of RBS Citizens, N.A. D/B/A Charter One, dated October 6, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed October 12, 2011 and incorporated herein by reference)

10.119	Side Letter Agreement by and between Grubb & Ellis Healthcare REIT II Holdings, LP, RBS Citizens, N.A. D/B/A Charter One and KeyBank National Association, dated October 6, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed October 12, 2011 and incorporated herein by reference)

10.120	Amendment to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP, dated January 4, 2012 (included as Exhibit 10.224 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

21.1*	Subsidiaries of Grubb & Ellis Healthcare REIT II, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.