Form 10-Q
period 2012-03-31
Griffin-American Healthcare REIT II, Inc.
filed 2012-05-11
CIK 1455271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(949) 270-9200

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

As of May 4, 2012, there were 61,061,601 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

Griffin-American Healthcare REIT II, Inc.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Real estate investments:
Operating properties, net	$562,268,000	$369,317,000
Cash and cash equivalents	10,214,000	44,682,000
Accounts and other receivables, net	3,205,000	1,763,000
Accounts receivable due from affiliate	5,000	121,000
Restricted cash	12,705,000	2,289,000
Real estate and escrow deposits	2,100,000	7,550,000
Identified intangible assets, net	113,845,000	66,115,000
Other assets, net	9,644,000	7,315,000

Total assets	$713,986,000	$499,152,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$205,624,000	$80,466,000
Lines of credit	27,935,000	—
Accounts payable and accrued liabilities	8,732,000	7,703,000
Accounts payable due to affiliates	947,000	1,111,000
Derivative financial instruments	824,000	819,000
Identified intangible liabilities, net	735,000	623,000
Security deposits, prepaid rent and other liabilities	14,160,000	10,950,000

Total liabilities	258,957,000	101,672,000

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,662,626 and 48,869,669 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	567,000	489,000
Additional paid-in capital	504,697,000	435,252,000
Accumulated deficit	(50,355,000)	(38,384,000)

Total stockholders’ equity	454,909,000	397,357,000
Noncontrolling interests (Note 12)	120,000	123,000

Total equity	455,029,000	397,480,000

Total liabilities and equity	$713,986,000	$499,152,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Rental income	$18,729,000	$6,007,000

Expenses:
Rental expenses	3,302,000	1,203,000
General and administrative	2,307,000	921,000
Acquisition related expenses	6,570,000	1,549,000
Depreciation and amortization	6,983,000	2,202,000

Total expenses	19,162,000	5,875,000

(Loss) income from operations	(433,000)	132,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(3,065,000)	(1,095,000)
(Loss) gain in fair value of derivative financial instruments	(5,000)	74,000
Interest income	4,000	4,000

Net loss	(3,499,000)	(885,000)

Less: net (income) loss attributable to noncontrolling interests	—	—

Net loss attributable to controlling interest	$(3,499,000)	$(885,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	52,044,669	18,144,696

Distributions declared per common share	$0.17	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2011	48,869,669	$489,000	$435,252,000	$—	$(38,384,000)	$123,000	$397,480,000
Issuance of common stock	7,515,822	75,000	74,931,000	—	—	—	75,006,000
Offering costs	—	—	(8,109,000)	—	—	—	(8,109,000)
Issuance of common stock under the DRIP	408,019	4,000	3,872,000	—	—	—	3,876,000
Repurchase of common stock	(130,884)	(1,000)	(1,266,000)	—	—	—	(1,267,000)
Amortization of nonvested common stock compensation	—	—	17,000	—	—	—	17,000
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distribution to noncontrolling interest	—	—	—	—	—	(5,000)	(5,000)
Distributions declared	—	—	—	—	(8,472,000)	—	(8,472,000)
Net loss	—	—	—	—	(3,499,000)	—	(3,499,000)

BALANCE - March 31, 2012	56,662,626	$567,000	$504,697,000	$—	$(50,355,000)	$120,000	$455,029,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	5,999,895	61,000	59,809,000	—	—	—	59,870,000
Offering costs	—	—	(6,465,000)	—	—	—	(6,465,000)
Issuance of common stock under the DRIP	135,561	1,000	1,287,000	—	—	—	1,288,000
Repurchase of common stock	(8,500)	—	(78,000)	—	—	—	(78,000)
Amortization of nonvested common stock compensation	—	—	11,000	—	—	—	11,000
Distribution to noncontrolling interest	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(2,911,000)	—	(2,911,000)
Net loss	—	—	—	—	(885,000)	—	(885,000)

BALANCE - March 31, 2011	21,579,624	$216,000	$192,221,000	$—	$(16,367,000)	$121,000	$176,191,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,499,000)	$(885,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, debt discount and premium and deferred rent receivables)	6,132,000	2,060,000
Stock based compensation	17,000	11,000
Acquisition fees paid in stock	99,000	—
Bad debt expense	—	14,000
Changes in fair value of contingent consideration	(368,000)	—
Changes in fair value of derivative financial instruments	5,000	(74,000)
Changes in operating assets and liabilities:
Accounts and other receivables	501,000	(77,000)
Accounts receivable due from affiliate	121,000	—
Other assets	(252,000)	(309,000)
Accounts payable and accrued liabilities	291,000	82,000
Accounts payable due to affiliates	296,000	321,000
Security deposits, prepaid rent and other liabilities	(2,188,000)	(42,000)

Net cash provided by operating activities	1,155,000	1,101,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(114,259,000)	(37,636,000)
Capital expenditures	(836,000)	(388,000)
Restricted cash	(10,416,000)	(342,000)
Real estate and escrow deposits	5,450,000	(451,000)

Net cash used in investing activities	(120,061,000)	(38,817,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(659,000)	(9,165,000)
Borrowings under the lines of credit	154,570,000	19,700,000
Payments under the lines of credit	(126,635,000)	(24,100,000)
Proceeds from issuance of common stock	72,798,000	59,870,000
Deferred financing costs	(1,096,000)	(84,000)
Contingent consideration related to acquisition of real estate	(781,000)	—
Repurchase of common stock	(1,267,000)	(78,000)
Contribution from noncontrolling interest	2,000	—
Distribution to noncontrolling interest	(5,000)	(1,000)
Security deposits	2,000	(1,000)
Payment of offering costs	(8,331,000)	(6,437,000)
Distributions paid	(4,160,000)	(1,300,000)

Net cash provided by financing activities	84,438,000	38,404,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,468,000)	688,000
CASH AND CASH EQUIVALENTS — Beginning of period	44,682,000	6,018,000

CASH AND CASH EQUIVALENTS — End of period	$10,214,000	$6,706,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,124,000	$1,032,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$602,000	$412,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$32,000	$174,000
Other assets	$57,000	$42,000
Mortgage loans payable, net	$125,969,000	$—
Accounts payable and accrued liabilities	$315,000	$60,000
Security deposits, prepaid rent and other liabilities	$6,593,000	$127,000
Financing Activities:
Issuance of common stock under the DRIP	$3,876,000	$1,288,000
Distributions declared but not paid	$3,075,000	$1,117,000
Accrued offering costs	$94,000	$653,000
Receivable from transfer agent	$1,898,000	$—
Accrued deferred financing costs	$81,000	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2012 and 2011

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of March 31, 2012, we had received and accepted subscriptions in our offering for 55,325,058 shares of our common stock, or $552,112,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change its name from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, or the G&E Advisory Agreement, between us and our former advisor. From August 24, 2009 through January 6, 2012, our former advisor supervised and managed our day-to-day operations and selected the properties and real estate-related investments we acquired, subject to the oversight and approval of our board of directors. Our former advisor also provided marketing, sales and client services on our behalf and engaged affiliated entities to provide various services to us. Our former advisor was managed by and was a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, or GEEA, which was a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our former sponsor.

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

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, serves as our advisor and delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under an advisory agreement, or the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

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

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of March 31, 2012, we had completed 28 acquisitions comprising 72 buildings and approximately 2,716,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $671,425,000.

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

Basis of Presentation

Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2012 and December 31, 2011 own a 99.99% general partnership interest therein. Our former advisor is a limited partner of our operating partnership and as of March 31, 2012 and December 31, 2011 owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of March 31, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

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

Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of March 31, 2012 and December 31, 2011, we had $112,000 in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended March 31, 2012 and 2011, none of our receivables nor our deferred rent receivables were directly written off to bad debt expense.

Other Liabilities

As of March 31, 2012 and December 31, 2011, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets is $4,844,000 and $6,058,000, respectively, of contingent purchase price consideration in connection with the acquisition of Pocatello East Medical Office Building, or the Pocatello East MOB property, Yuma Skilled Nursing Facility, Philadelphia SNF Portfolio and Maxfield Medical Office Building. Such amounts are due upon certain criteria being met within specified timeframes.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

See Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration, for a further discussion.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of March 31, 2012, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. We believe segregation of our operations into these three reporting segments is useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. See Note 15, Segment Reporting, for a further discussion.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update, or ASU, 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements, but it does require certain additional footnote disclosures. We have provided the applicable disclosures in Note 13, Fair Value Measurements.

3. Real Estate Investments

Our investments in our consolidated properties consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Building and improvements	$533,228,000	$353,839,000
Land	43,073,000	26,326,000
Furniture, fixtures and equipment	2,648,000	1,070,000

	578,949,000	381,235,000
Less: accumulated depreciation	(16,681,000)	(11,918,000)

	$562,268,000	$369,317,000

Depreciation expense for the three months ended March 31, 2012 and 2011 was $4,771,000 and $1,444,000, respectively. In addition to the acquisitions discussed below, for the three months ended March 31, 2012 and 2011, we had capital expenditures of $806,000 and $393,000, respectively, on our medical office buildings and $236,000 and $0, respectively, on our skilled nursing facilities. We did not have any capital expenditures on our hospitals for the three months ended March 31, 2012 and 2011.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of March 31, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio, both of which we acquired in 2011. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property and Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the fees and expenses associated with the acquisition in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Acquisitions in 2012

For the three months ended March 31, 2012, we completed three acquisitions comprising 16 buildings from unaffiliated parties. The aggregate purchase price of these properties was $232,800,000 and we paid $6,303,000 in acquisition fees to our former advisor or its affiliates and to our advisor entities or their affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the three months ended March 31, 2012:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee(3)

Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	100%	$166,500,000	$83,159,000	$58,435,000	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office Medical	01/27/12 and 03/23/12	100%	33,800,000	17,354,000	15,600,000	879,000
Spokane MOB	Spokane, WA	Office	01/31/12	100%	32,500,000	14,482,000	19,000,000	845,000

Total					$232,800,000	$114,995,000	$93,035,000	$6,303,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed. See Note 8, Lines of Credit, for a further discussion.
(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price of FLAGS MOB Portfolio and Spokane MOB, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2011

During the three months ended March 31, 2011, we completed three acquisitions comprising five buildings from unaffiliated parties. The aggregate purchase price of these properties was $37,373,000 and we paid $1,023,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the three months ended March 31, 2011:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Line of Credit(1)	Acquisition Fee(2)

Columbia Long-Term Acute Care Hospital(3)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	8,700,000	358,000

Total					$37,373,000	$19,700,000	$1,023,000

(1)	Represents borrowings under our secured revolving line of credit with Bank of America, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 8, Lines of Credit, for a further discussion.
(2)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
(3)	On January 31, 2011, we purchased the Columbia Long-Term Acute Care Hospital, which is the fourth hospital comprising the Monument LTACH Portfolio.

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

In place leases, net of accumulated amortization of $4,981,000 and $3,656,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 8.3 years and 10.5 years as of March 31, 2012 and December 31, 2011, respectively)	$51,314,000	$27,957,000
Tenant relationships, net of accumulated amortization of $2,068,000 and $1,541,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 23.6 years and 19.6 years as of March 31, 2012 and December 31, 2011, respectively)	42,362,000	22,580,000
Leasehold interests, net of accumulated amortization of $200,000 and $141,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 62.1 years and 60.9 years as of March 31, 2012 and December 31, 2011, respectively)	14,025,000	12,148,000
Above market leases, net of accumulated amortization of $677,000 and $495,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 7.3 years and 8.9 years as of March 31, 2012 and December 31, 2011, respectively)	4,867,000	2,649,000
Master lease, net of accumulated amortization of $659,000 and $492,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 1.2 years and 1.5 years as of March 31, 2012 and December 31, 2011, respectively)	656,000	781,000
Defeasible interest, net of accumulated amortization of $2,000 and $0 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 41.5 years and 0 years as of March 31, 2012 and December 31, 2011, respectively)	621,000	—

	$113,845,000	$66,115,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense for the three months ended March 31, 2012 and 2011 was $2,472,000 and $827,000, respectively, which included $217,000 and $66,000, respectively, of amortization recorded against rental income for above market leases and $59,000 and $5,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

The aggregate weighted average remaining life of the identified intangible assets is 20.7 and 22.7 years as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$8,397,000
2013	10,146,000
2014	8,015,000
2015	7,284,000
2016	6,698,000
Thereafter	73,305,000

$113,845,000

5. Other Assets, Net

Other assets, net consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Deferred rent receivables	$4,546,000	$3,138,000
Deferred financing costs, net of accumulated amortization of $1,328,000 and $1,397,000 as of March 31, 2012 and December 31, 2011, respectively	3,576,000	2,883,000
Prepaid expenses and deposits	833,000	755,000
Lease commissions, net of accumulated amortization of $46,000 and $30,000 as of as of March 31, 2012 and December 31, 2011, respectively	639,000	424,000
Contingent consideration asset	50,000	115,000

	$9,644,000	$7,315,000

Amortization expense on deferred financing costs for the three months ended March 31, 2012 and 2011 was $472,000 and $249,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.

Amortization expense on lease commissions for the three months ended March 31, 2012 and 2011 was $16,000 and $42,000, respectively.

As of March 31, 2012, estimated amortization expense on deferred financing costs and lease commissions for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$962,000
2013	960,000
2014	703,000
2015	353,000
2016	267,000
Thereafter	970,000

$4,215,000

6. Mortgage Loans Payable, Net

Mortgage loans payable were $194,866,000 ($205,624,000, net of discount and premium) and $80,529,000 ($80,466,000, net of discount and premium) as of March 31, 2012 and December 31, 2011, respectively.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2012, we had 19 fixed rate and five variable rate mortgage loans payable with effective interest rates ranging from 1.34% to 6.60% per annum and a weighted average effective interest rate of 4.91% per annum. As of March 31, 2012, we had $155,359,000 ($166,370,000, net of discount and premium) of fixed rate debt, or 79.7% of mortgage loans payable, at a weighted average effective interest rate of 5.16% per annum and $39,507,000 ($39,254,000, net of discount and premium) of variable rate debt, or 20.3% of mortgage loans payable, at a weighted average effective interest rate of 3.93% per annum.

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

Most of the mortgage loans payable may be prepaid, which in some cases are subject to a prepayment premium. We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2012 and 2011, we were in compliance with all such covenants and requirements.

Mortgage loans payable, net consisted of the following as of March 31, 2012 and December 31, 2011:

Property	Interest Rate(1)	Maturity Date		March 31, 2012	December 31, 2011

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12		$4,265,000	$4,289,000
Pocatello East Medical Office Building	6.00%	10/01/20		7,741,000	7,788,000
Monument Long-Term Acute Care Hospital Portfolio	5.53%	06/19/18		15,138,000	15,248,000
Hardy Oak Medical Office Building	6.60%	10/10/16		5,157,000	5,182,000
Maxfield Medical Office Building	5.17%	02/28/15		5,008,000	5,050,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17		16,000,000	16,000,000
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/40		7,069,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40		11,322,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40		5,036,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40		10,837,000	—
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/40		4,583,000	—
Southeastern Skilled Nursing Facility Portfolio	5.25%	03/01/45		11,900,000	—
Southeastern Skilled Nursing Facility Portfolio	5.25%	03/01/45		8,029,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/45		4,785,000	—
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/45		6,750,000	—
FLAGS MOB Portfolio	5.62%	07/01/14		7,786,000	—
FLAGS MOB Portfolio	6.31%	08/01/16		4,139,000	—
FLAGS MOB Portfolio	5.33%	08/01/15		5,381,000	—
Spokane MOB	5.59%	03/11/35		14,433,000	—

				155,359,000	53,557,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.34%	08/15/21	(callable)	2,907,000	2,964,000
Virginia Skilled Nursing Facility Portfolio(3)	5.50%	09/14/12		9,771,000	9,771,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16		7,099,000	7,142,000
Muskogee Long-Term Acute Care Hospital	2.64%	04/08/18		7,055,000	7,095,000
Southeastern Skilled Nursing Facility Portfolio(4)	4.50%	05/31/12		12,675,000	—

				39,507,000	26,972,000

Total fixed and variable rate debt				194,866,000	80,529,000
Less: discount				(280,000)	(291,000)
Add: premium				11,038,000	228,000

Mortgage loans payable, net				$205,624,000	$80,466,000

(1)	Represents the per annum interest rate in effect as of March 31, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.
(3)	Represents a bridge loan which initially matured on March 14, 2012. In March 2012, we exercised the six-month extension available pursuant to the loan documents, thereby extending the maturity date to September 14, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan.
(4)	Represents a bridge loan we have until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan. The bridge loan matures on May 31, 2012; however, the bridge loan may be extended for three six-month periods pursuant to the terms of the bridge loan.

As of March 31, 2012, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2012 and for each of the next four years December 31 and thereafter, is as follows:

Year	Amount

2012	$31,819,000
2013	3,085,000
2014	10,751,000
2015	12,737,000
2016	17,923,000
Thereafter	118,551,000

$194,866,000

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

As of March 31, 2012, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in (loss) gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, we recorded $(5,000) and $74,000, respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists the derivative financial instruments held by us as of March 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$2,907,000	one month LIBOR	6.00%	$(466,000)	Swap	08/15/21
7,099,000	one month LIBOR	4.41%	(140,000)	Swap	01/01/14
7,055,000	one month LIBOR	4.28%	(200,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(18,000)	Swap	10/01/15

$23,845,000			$(824,000)

The following table lists the derivative financial instruments held by us as of December 31, 2011:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$2,964,000	one month LIBOR	6.00%	$(478,000)	Swap	08/15/21
7,142,000	one month LIBOR	4.41%	(139,000)	Swap	01/01/14
7,095,000	one month LIBOR	4.28%	(202,000)	Swap	05/01/14

$17,201,000			$(819,000)

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

Prior to May 4, 2011, any loan made under the Bank of America line of credit bore interest at rates equal to either: (i) the daily floating London Interbank Offered Rate, or LIBOR, plus 3.75% per annum, subject to a minimum interest rate floor of 5.00% per annum, or (ii) if the daily floating LIBOR rate was not available, a base rate which meant, for any day, a fluctuating rate per annum equal to the prime rate for such day plus 3.75% per annum, subject to a minimum interest rate floor of 5.00% per annum. The May 4, 2011 modification to the Bank of America line of credit: (i) reduced the interest rate to an interest rate equal to LIBOR plus 3.50% per annum or in the event the daily LIBOR rate is not available, then Bank of America’s prime rate for such day plus 3.50%; and (ii) removed the requirement of an interest rate floor of 5.00% per annum.

The Bank of America Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the Bank of America line of credit in the event of default. The Bank of America Loan Agreement also provides that an event of default under any other unsecured or recourse debt that we have in excess of $5,000,000 shall constitute an event of default under the Bank of America Loan Agreement. The Bank of America Loan Agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum distribution covenant; and (v) a minimum tangible net worth covenant. In the event of default, Bank of America has the right to terminate its obligations under the Bank of America Loan Agreement, including the funding of future loans and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon and may seek foreclosure on any properties securing the Bank of America line of credit. As of March 31, 2012 and December 31, 2011, we were in compliance with all such covenants and requirements.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $38,435,000 as of March 31, 2012 and December 31, 2011. There were no borrowings outstanding under the Bank of America line of credit as of March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, $38,435,000 remained available under the Bank of America line of credit. The Bank of America line of credit is secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building as of March 31, 2012 and December 31, 2011.

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

The KeyBank Loan Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries that own properties that serve as collateral for the KeyBank line of credit. The KeyBank Loan Agreement also imposes the following financial covenants: (i) a maximum consolidated total leverage ratio; (ii) a minimum debt service coverage ratio; (iii) a minimum consolidated net worth covenant; and (iv) a minimum rent coverage ratio. In addition, the KeyBank Loan Agreement includes events of default that are customary for credit facilities and transactions of this type. In the event of default, KeyBank has the right to assert its remedies and terminate its obligations under the KeyBank Loan Agreement, including the termination of funding of future loans, acceleration of payment on any unpaid principal amount of all outstanding loans and interest thereon and foreclosure on the properties securing the KeyBank line of credit. As of March 31, 2012, we were in compliance with all such covenants and requirements.

Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity was $71,500,000 as of March 31, 2012 and December 31, 2011. As of March 31, 2012, borrowings outstanding under the KeyBank line of credit totaled $27,935,000, and $43,565,000 remained available under the KeyBank line of credit. As of December 31, 2011, there were no borrowings outstanding under the KeyBank line of credit and $71,500,000 remained available under the KeyBank line of credit. The weighted-average interest rate of borrowings as of March 31, 2012 was 3.97% per annum. The KeyBank line of credit is secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio as of March 31, 2012 and December 31, 2011.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Below market leases, net of accumulated amortization of $173,000 and $135,000 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 12.7 years and 14.6 years as of March 31, 2012 and December 31, 2011, respectively)	$735,000	$623,000

Amortization expense on below market leases for the three months ended March 31, 2012 and 2011 was $38,000 and $21,000, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.

As of March 31, 2012, estimated amortization expense on below market leases for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2012	$119,000
2013	114,000
2014	68,000
2015	43,000
2016	37,000
Thereafter	354,000

$735,000

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses

Since January 7, 2012, our other organizational and offering expenses, other than selling commissions and the dealer manager fee, are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of March 31, 2012 and December 31, 2011, our sub-advisor, our former advisor or their affiliates had collectively incurred expenses on our behalf of $3,100,000 and $2,946,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2012 and December 31, 2011. To the extent we raise additional funds from our offering, these amounts may become our liability.

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our sub-advisor, our former advisor or their affiliates from the gross proceeds of our offering. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

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

On November 7, 2011, we notified our former advisor of the termination of the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party may terminate the G&E Advisory Agreement without cause or penalty, subject to a 60-day transition period; however, certain rights and obligations of the parties survived during the 60-day transition period and beyond. As a result of a new advisory agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement, Griffin-American Advisor serves as our advisor and delegates advisory duties to Griffin-American Sub-Advisor.

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation of the termination of the G&E Dealer Manager Agreement. Pursuant to the G&E Dealer Manager Agreement, either party may terminate the G&E Dealer Manager Agreement, subject to a 60-day transition period. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock. As a result of the Dealer Manager Agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Dealer Manager Agreement, Griffin Securities serves as our dealer manager. The terms of the Dealer Manager Agreement are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreements and corresponding 60-day transition periods, after January 6, 2012, we were no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2012 and 2011, we incurred $5,481,000 and $8,393,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.

We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended March 31, 2012, we incurred $4,205,000 in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage

Selling Commissions

Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2012 and 2011, we incurred $512,000 and $4,069,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our offering.

Effective as of January 7, 2012, selling commissions are paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Dealer Manager Fee

Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2012 and 2011, we incurred $227,000 and $1,796,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our offering.

Effective as of January 7, 2012, the dealer manager fee is paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Other Organizational and Offering Expenses

Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2012, we incurred $674,000 in offering expenses to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three months ended March 31, 2012 and 2011, we incurred $76,000 and $600,000, respectively, in offering expenses to our former advisor or its affiliates.

Other organizational expenses were expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are paid from the gross proceeds of our offering.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition and Development Stage

Acquisition Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended March 31, 2012, we incurred $1,724,000 in acquisition fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, payable entirely in cash. For the three months ended March 31, 2012 and 2011, we incurred $4,579,000 and $1,023,000, respectively, in acquisition fees to our former advisor or its affiliates.

Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

Development Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three months ended March 31, 2012, we did not incur any development fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.

Reimbursement of Acquisition Expenses

Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three months ended March 31, 2012, we did not incur any acquisition expenses to our sub-advisor and its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to such reimbursements. For the three months ended March 31, 2012 and 2011, we incurred $0 and $8,000, respectively, in acquisition expenses to our former advisor or its affiliates.

Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. As of March 31, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch property and Philadelphia SNF Portfolio, both of which we acquired in 2011. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property and Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the fees and expenses associated with the acquisition in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Operational Stage

Asset Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended March 31, 2012, we incurred $1,196,000 in asset management fees to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three months ended March 31, 2012 and 2011, we incurred $61,000 and $440,000, respectively, in asset management fees to our former advisor or its affiliates.

Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended March 31, 2012, we incurred $348,000 in property management fees and oversight fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three months ended March 31, 2012 and 2011, we incurred $16,000 and $120,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.

Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On-site Personnel and Engineering Payroll

For the three months ended March 31, 2012 and 2011, we incurred $0 and $24,000, respectively, in payroll for on-site personnel and engineering to our former advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations. We have not incurred any on-site personnel and engineering payroll to our sub-advisor or its affiliates.

Lease Fees

Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended March 31, 2012, we incurred $231,000 in lease fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three months ended March 31, 2012 and 2011, we incurred $0 and $248,000, respectively, in lease fees to our former advisor or its affiliates.

Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

Construction Management Fee

Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2012, we incurred $32,000 in construction management fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three months ended March 31, 2012 and 2011, we did not incur any construction management fees to our former advisor or its affiliates.

Construction management fees are capitalized as part of the associated asset and included in operating properties, net in our accompanying condensed consolidated balance sheets.

Operating Expenses

Effective as of January 7, 2012, we reimburse our sub-advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our sub-advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors.

For the 12 months ended March 31, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and 51.2%, respectively, for the 12 months ended March 31, 2012.

For the three months ended March 31, 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three months ended March 31, 2012 and 2011, GEEA incurred operating expenses on our behalf of $0 and $9,000, respectively,

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operating expense reimbursements are included in general and administrative in our accompanying condensed consolidated statements of operations.

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

On November 7, 2011, we provided notice of termination of the Transfer Agent Services Agreement to our former transfer agent. Under the Transfer Agent Services Agreement, we were required to provide 60 days written notice of termination. Therefore, the Transfer Agent Services Agreement terminated on January 6, 2012. We engaged DST Systems, Inc., an unaffiliated party, to serve as our replacement transfer agent on January 6, 2012.

For the three months ended March 31, 2012 and 2011, we incurred $10,000 and $49,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2012 and 2011, GEEA incurred expenses of $2,000 and $20,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.

Compensation for Additional Services

Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2012, our sub-advisor and its affiliates did not perform any additional services for us.

Prior to January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the three months ended March 31, 2012 and 2011, we incurred expenses of $0 and $7,000, respectively, for internal controls compliance services our former advisor or its affiliates provided to us.

Liquidity Stage

Disposition Fees

Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2012 and 2011, we did not incur any disposition fees to our sub-advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Prior to January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties (reduced by the amounts paid, if any, to our former advisor pursuant to its subordinated distribution upon termination described below), after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2012 and 2011, we did not incur any such distributions to our sub-advisor.

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. For the three months ended March 31, 2012 and 2011, we did not incur any subordinated distribution of net sales proceeds to our former advisor.

Subordinated Distribution upon Listing

Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing; provided, however, that any amounts owed to our sub-advisor shall be reduced by any amounts paid to our former advisor pursuant to its subordinated distribution upon termination described below. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended March 31, 2012 and 2011, we did not incur any such distributions to our advisor.

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution upon listing. For the three months ended March 31, 2012 and 2011, we did not incur any subordinated distribution upon listing to our former advisor.

Subordinated Distribution Upon Termination

On January 9, 2012, our former advisor tendered its notice of election to defer its right to receive a subordinated distribution upon termination, as further disclosed below, until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive, in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange. Such notice was tendered beyond the notice period provided under our operating partnership agreement.

Upon termination or non-renewal of the Advisory Agreement, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, will provide them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date; provided further, that any amounts owed to our sub-advisor pursuant to a subordinated distribution upon termination shall be reduced by the amounts paid, if any, to our former advisor pursuant to its subordinated distribution upon termination.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2012 and December 31, 2011, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

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

On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive has irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan Oh; and our Secretary, Cora Lo; also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after tax base salaries as employees of American Healthcare Investors into shares of our common stock. Pursuant to the stock purchase plans, each individual has directed that the respective portion of their net after-tax salary that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements shall terminate on the earlier of (i) December 31, 2012, (ii) the termination of our offering, (iii) any suspension of our offering by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by any of them, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

For the three months ended March 31, 2012 and 2011, our officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan.

		Three Months Ended
		March 31,
		2012		2011
Officer’s Name	Title	Amount	Shares	Amount	Shares

Jeffrey T. Hanson	Chairman of the board of directors and Chief Executive Officer	$13,000	1,398	$—	—
Danny Prosky	President and Chief Operating Officer	$7,000	815	$—	—
Mathieu B. Streiff	Executive Vice President	$6,000	712	$—	—
Shannon K S Johnson	Chief Financial Officer	$—	—	$—	—
Stefan Oh	Senior Vice President of Acquisitions	$—	—	$—	—
Cora Lo	Secretary	$—	—	$—	—

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Receivable Due From Affiliate

American Healthcare Investors and Griffin Capital have agreed to pay the majority of the expenses we have incurred in connection with the transition to our co-sponsors. The portion of the expenses that our co-sponsors have agreed to pay are paid by us and then reimbursed by American Healthcare Investors and Griffin Capital within 120 days of payment. As such, as of March 31, 2012 and December 31, 2011, we have recorded a receivable of $5,000 and $121,000 from American Healthcare Investors, an affiliate, which is included in accounts receivable due from affiliate in our accompanying condensed consolidated balance sheets. We do not consider Griffin Capital an affiliate and therefore the receivable as of March 31, 2012 and December 31, 2011, of $5,000 and $121,000 from Griffin Capital is included in accounts and other receivables, net in our accompanying condensed consolidated balance sheets.

Accounts Payable Due to Affiliates

The following amounts were outstanding to our affiliates as of March 31, 2012 and to our former affiliates as of December 31, 2011:

Fee	March 31, 2012	December 31, 2011

Asset and property management fees	$629,000	$405,000
Lease commissions	186,000	34,000
Offering costs	94,000	93,000
Construction management fees	37,000	64,000
Miscellaneous operating expenses	1,000	72,000
Acquisition expenses	—	2,000
On-site personnel and engineering payroll	—	7,000
Selling commissions and dealer manager fees	—	434,000

	$947,000	$1,111,000

12. Equity

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Common Stock

We are offering and selling to the public up to 300,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 30,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP for $9.50 per share. Our charter authorizes us to issue 1,000,000,000 shares of our common stock.

On February 4, 2009, our former advisor purchased 20,000 shares of common stock for total cash consideration of $200,000 and was admitted as the initial stockholder. We used the proceeds from the sale of shares of our common stock to our former advisor to make an initial capital contribution to our operating partnership. We subsequently repurchased the 20,000 shares of our common stock from our former advisor in February 2012 in connection with our transition to our co-sponsors.

On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through March 31, 2012, we had issued 55,325,058 shares of our common stock in connection with our offering and 1,545,032 shares of our common stock pursuant to the DRIP, and we had also repurchased 259,686 shares of our common stock under our share repurchase plan. As of March 31, 2012 and December 31, 2011, we had 56,662,626 and 48,869,669 shares of our common stock issued and outstanding, respectively.

As of March 31, 2012, we had a receivable of $1,898,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on April 2, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Costs

Selling Commissions

Effective as of January 7, 2012, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2012, we incurred $4,607,000 in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our offering.

Dealer Manager Fee

Effective as of January 7, 2012, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2012, we incurred $2,014,000 in dealer manager fees to our dealer manager. Such fees are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our offering.

Noncontrolling Interests

On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership.

As of March 31, 2012 and December 31, 2011, we owned a 99.99% general partnership interest in our operating partnership and each of our former advisor and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.

In addition, as of March 31, 2012 and December 31, 2011, we owned a 98.75% interest in the consolidated limited liability company that owns the Pocatello East MOB property that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the three months ended March 31, 2012 and 2011, $3,876,000 and $1,288,000, respectively, in distributions were reinvested and 408,019 and 135,561 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2012 and December 31, 2011, a total of $14,678,000 and $10,802,000, respectively, in distributions were reinvested and 1,545,032 and 1,137,013 shares of our common stock, respectively, were issued pursuant to the DRIP.

Griffin-American Healthcare REIT II, Inc.

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

Under our share repurchase plan, for the three months ended March 31, 2012, we received share repurchase requests and repurchased 110,884 shares of our common stock, for an aggregate of $1,067,000, at an average repurchase price of $9.63 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. Under our share repurchase plan, for the three months ended March 31, 2011, we received share repurchase requests and repurchased 8,500 shares of our common stock for an aggregate of $78,000 at an average repurchase price of $9.25 per share, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

As of March 31, 2012 and December 31, 2011, we had received share repurchase requests and had repurchased 259,686 shares of our common stock for an aggregate of $2,475,000 at an average price of $9.53 per share and 148,802 shares of our common stock for an aggregate of $1,408,000 at an average price of $9.46 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended March 31, 2012 and 2011, we recognized compensation expense of $17,000 and $11,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2012 and 2011, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2012 and December 31, 2011, there was $128,000 and $145,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.33 years.

As of March 31, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $165,000 and $165,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2012 and December 31, 2011, and the changes for the three months ended March 31, 2012, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value

Balance — December 31, 2011	16,500	$10.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Balance — March 31, 2012	16,500	$10.00

Expected to vest — March 31, 2012	16,500	$10.00

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Contingent consideration asset	$—	$—	$50,000	$50,000

Total assets at fair value	$—	$—	$50,000	$50,000

Liabilities:
Derivative financial instruments	$—	$824,000	$—	$824,000
Contingent consideration obligations	—	—	4,844,000	4,844,000

Total liabilities at fair value	$—	$824,000	$4,844,000	$5,668,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Contingent consideration asset	$—	$—	$115,000	$115,000

Total assets at fair value	$—	$—	$115,000	$115,000

Liabilities:
Derivative financial instruments	$—	$819,000	$—	$819,000
Contingent consideration obligations	—	—	6,058,000	6,058,000

Total liabilities at fair value	$—	$819,000	$6,058,000	$6,877,000

There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2012 and 2011.

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

To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Contingent Consideration

On July 27, 2010, we purchased Pocatello East Medical Office Building and in connection with such purchase we accrued $48,000 as a contingent consideration obligation as of March 31, 2012. Such payment will be a function of the annual increase in net operating income of the property as a result of new leasing, less leasing commissions and tenant improvements within 24 months of the date of acquisition. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us. We have based the valuation on actual leases signed and have assumed no additional leasing would result in additional payments.

Griffin-American Healthcare REIT II, Inc.

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

On June 30, 2011, we purchased Philadelphia SNF Portfolio and in connection with such purchase we accrued $1,439,000 as a contingent consideration obligation as of March 31, 2012. An estimated $1,439,000 of such amount will be paid upon receipt of notification within six years of the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment, however such payment is limited by the tenant’s rent coverage ratio and will result in additional rental revenue to us. We have assumed that the criteria above will be met and we will receive notification approximately 2.5 years from the date of acquisition. We have also assumed a capitalization rate of 9.75% and applied a discount factor of 11.0%.

In addition, in connection with the purchase of Philadelphia SNF Portfolio, we accrued $1,719,000 as a contingent consideration obligation as of March 31, 2012. Up to $2,500,000 of such contingent consideration will be paid within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000. We have assumed that the criteria above will be met and as of March 31, 2012, we have made payments of $781,000 towards this obligation.

On July 11, 2011, we purchased Maxfield Medical Office Building and in connection with such purchase we accrued $138,000 as a contingent consideration obligation as of March 31, 2012. Such consideration will be paid to the seller if, within 12 months of the acquisition date, the seller is able to lease approximately 4,000 square feet of GLA to a tenant. Such payment will be a function of the annual increase in net operating income of the property as a result of such lease, less leasing commissions, tenant improvements and rent abatement, if any. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us. We have assumed that there is a 20.0% probability that the criteria above will be met within 12 months of the acquisition date. In addition, we have assumed certain lease terms based on market conditions.

On December 22, 2011, we purchased Sierra Providence East Medical Plaza I and in connection with such purchase we recognized $50,000 as a contingent consideration asset as of March 31, 2012. We will receive such consideration to the extent a tenant in approximately 2,000 square feet of GLA does not pay their rental payments to us over the remaining term of their lease, which expires in April 2014. The range of payment to us is between $0 and up to a remaining maximum of $103,000. We have assumed that we will receive approximately 50.0% of the remaining payments under the tenant’s lease and will therefore receive approximately $50,000 of the $115,000 in funds the seller has set aside.

The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration asset is included in other assets, net and our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration asset and obligations for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Contingent Consideration Asset:

Beginning balance	$115,000	$—
Realized/unrealized gains (losses) recognized in earnings	(65,000)	—

Ending balance	$50,000	$—

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets still held	$(53,000)	$—

Contingent Consideration Obligations:

Beginning balance	$6,058,000	$—
Realized/unrealized (gains) and losses recognized in earnings	(433,000)	—
Settlements of obligations	(781,000)	—

Ending balance	$4,844,000	$—

Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses relating to obligations still held	$(433,000)	$—

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, accounts receivable due from affiliate, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the lines of credit.

We consider the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net and accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts receivable due from affiliate and accounts payable due to affiliates is not determinable due to the related party nature of the accounts.

The fair value of the mortgage loans payable and the lines of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2012 and December 31, 2011, the fair value of the mortgage loans payable was $213,335,000 and $81,028,000, respectively, compared to the carrying value of $205,624,000 and $80,466,000, respectively. The fair value of the lines of credit as of March 31, 2012 and December 31, 2011 was $27,897,000 and $0, respectively, compared to the carrying value of $27,935,000 and $0, respectively. We have determined that the mortgage loans payable and the lines of credit valuations are classified as Level 2 within the fair value hierarchy.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Business Combinations

2012

For the three months ended March 31, 2012, we completed three acquisitions comprising 16 buildings and 726,000 square feet of GLA. The aggregate purchase price was $232,800,000, plus closing costs and acquisition fees of $7,003,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2012, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Southeastern SNF Portfolio	$4,299,000	$1,563,000
FLAGS MOB Portfolio	$520,000	$(25,000)
Spokane MOB	$650,000	$94,000

The following summarizes the fair value of our three acquisitions at the time of acquisition. We present separately the one individually significant acquisition during the three months ended March 31, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the three months ended March 31, 2012.

	Southeastern SNF Portfolio	Other 2012 Acquisitions

Building and improvements	$123,175,000	$55,179,000
Land	15,009,000	1,738,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	3,938,000
Tenant relationships	15,271,000	5,038,000
Leasehold interest	—	1,936,000
Master lease	—	42,000
Defeasible interest	—	623,000
Above market leases	—	2,436,000

Total assets acquired	175,952,000	70,930,000

Mortgage loans payable, net	92,611,000	33,358,000
Below market leases	—	150,000
Other liabilities	—	3,980,000

Total liabilities assumed	92,611,000	37,488,000

Net assets acquired	$83,341,000	$33,442,000

Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three months ended March 31, 2012 and 2011, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended March 31,
	2012	2011

Revenues	$19,968,000	$12,619,000
Net income	$3,871,000	$669,000
Net income attributable to controlling interest	$3,871,000	$669,000
Net income per common share attributable to controlling interest — basic and diluted	$0.06	$0.02

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

2011

For the three months ended March 31, 2011, we completed three acquisitions comprising five buildings and 125,000 square feet of GLA. The aggregate purchase price was $37,373,000, plus closing costs and acquisition fees of $1,170,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 for the periods subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2011, we recognized the following amounts of revenues and net income for the acquisitions:

Property	Revenues	Net Income

Columbia Long-Term Acute Care Hospital	$248,000	$155,000
St. Anthony North Denver Medical Office Building	$17,000	$7,000
Loma Linda Pediatric Specialty Hospital	$4,000	$—

The fair value of our three properties at the time of acquisition is shown below:

	Columbia Long-Term Acute Care Hospital	St. Anthony North Denver Medical Office Building	Loma Linda Pediatric Specialty Hospital

Land	$1,433,000	$—	$1,370,000
Building and improvements	9,607,000	9,543,000	9,862,000
In-place leases	967,000	905,000	1,164,000
Tenant relationships	416,000	864,000	604,000
Leasehold interest	—	638,000	—

Total assets acquired	12,423,000	11,950,000	13,000,000

Total liabilities assumed	—	—	—

Net assets acquired	$12,423,000	$11,950,000	$13,000,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the property acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three months ended March 31, 2011, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

Three Months Ended March 31, 2011

Revenues	$6,957,000
Net income	$542,000
Net income attributable to controlling interest	$542,000
Net income per common share attributable to controlling interest — basic and diluted	$0.02

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

15. Segment Reporting

As of March 31, 2012, we evaluated our business and made resource allocations based on three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012. There are no intersegment sales or transfers.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2012 and 2011 is as follows:

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Three Months Ended March 31, 2012

Revenue:
Rental income	$8,095,000	$2,197,000	$8,437,000	$18,729,000

Expenses:
Rental expenses	2,480,000	206,000	616,000	3,302,000

Segment net operating income	$5,615,000	$1,991,000	$7,821,000	$15,427,000

Expenses:
General and administrative				2,307,000
Acquisition related expenses				6,570,000
Depreciation and amortization				6,983,000

Loss from operations				(433,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(3,065,000)
Loss in fair value of derivative financial instruments				(5,000)
Interest income				4,000

Net loss				$(3,499,000)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Three Months Ended March 31, 2011

Revenue:
Rental income	$3,124,000	$1,708,000	$1,175,000	$6,007,000
Expenses:
Rental expenses	1,000,000	136,000	67,000	1,203,000

Segment net operating income	$2,124,000	$1,572,000	$1,108,000	$4,804,000

Expenses:
General and administrative				921,000
Acquisition related expenses				1,549,000
Depreciation and amortization				2,202,000

Income from operations				132,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount)
Interest expense				(1,095,000)
Gain in fair value of derivative financial instruments				74,000
Interest income				4,000

Net loss				$(885,000)

Assets by reportable segments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Medical office buildings	$290,491,000	$218,232,000
Hospitals	76,624,000	77,081,000
Skilled nursing facilities	335,909,000	151,081,000
All other	10,962,000	52,758,000

Total assets	$713,986,000	$499,152,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Based on leases in effect as of March 31, 2012, we owned properties in two states for which each state accounted for 10.0% or more of our annualized base rent. Georgia accounted for 19.5% of our annualized base rent and Pennsylvania accounted for 12.0% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of March 31, 2012, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 40.4%, 11.4% and 48.2%, respectively, of our annualized base rent. As of March 31, 2012, two of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2012 Annual Base Rent(1)	Percentage of 2012 Annual Base Rent	Property	GLA (Square Feet)	Lease Expiration Date

Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$15,818,000	25.3%	Southeastern SNF Portfolio	454,000	01/31/27
PA Holdings - SNF, L.P. (Mid-Atlantic Health Care, LLC)	$7,516,000	12.0%	Philadelphia SNF Portfolio	392,000	06/30/26

(1)	Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2012. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of March 31, 2012 and 2011, there were 16,500 shares and 15,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

18. Subsequent Events

Status of our Offering

As of May 4, 2012, we had received and accepted subscriptions in our offering for 59,458,512 shares of our common stock, or $593,345,000, excluding shares of our common stock issued pursuant to the DRIP.

Share Repurchases

In April 2012, we repurchased 55,556 shares of our common stock, for an aggregate amount of $546,000, under our share repurchase plan.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisitions

Subsequent to March 31, 2012, we completed two acquisitions comprising four buildings from unaffiliated parties. The aggregate purchase price of these properties was $43,850,000 and we paid $1,141,000 in acquisition fees to our advisor entities or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to March 31, 2012:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee (3)

Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	100%	$24,600,000	$11,933,000	$6,000,000	$640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	100%	19,250,000	—	16,000,000	501,000

Total					$43,850,000	$11,933,000	$22,000,000	$1,141,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 8, Lines of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed.
(3)	Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Monument Long-Term Acute Care Hospital Portfolio Mortgage Loan Payable

On April 5, 2012, we entered into a loan amendment for the mortgage loan payable on Monument Long-Term Acute Care Hospital Portfolio, which had an original principal amount of $15,500,000, an interest rate of 5.53% and an original maturity date of June 19, 2018. As a result of the loan amendment, we increased the mortgage loan payable balance by $9,500,000 at an interest rate of 6.19%, thereby resulting in a blended effective interest rate of approximately 5.78%, and amended the maturity date to May 27, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2012 and December 31, 2011, together with our results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011.

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

We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our offering until the earlier of August 24, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. However, we reserve the right to terminate our offering at any time prior to such termination date. As of March 31, 2012, we had received and accepted subscriptions in our offering for 55,325,058 shares of our common stock, or $552,112,000, excluding shares of our common stock issued pursuant to the DRIP.

We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. On January 3, 2012, our operating partnership filed an Amendment to the Certificate of Limited Partnership with the Delaware Department of State to change its name from Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II Holdings, LP. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, or the G&E Advisory Agreement, between us and our former advisor. From August 24, 2009 through January 6, 2012, our former advisor supervised and managed our day-to-day operations and selected the properties and real estate-related investments we acquired, subject to the oversight and approval of our board of directors. Our former advisor also provided marketing, sales and client services on our behalf and engaged affiliated entities to provide various services to us. Our former advisor is managed by and is a wholly owned subsidiary of Grubb & Ellis Equity Advisors, LLC, which is a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis, or our former sponsor.

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

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, serves as our advisor and delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under an advisory agreement, or the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

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

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of March 31, 2012, we had completed 28 acquisitions comprising 72 buildings and approximately 2,716,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $671,425,000.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisitions in 2012 and 2011

For a discussion of our acquisitions for the three months ended March 31, 2012 and 2011, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to March 31, 2012, see Note 18, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

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

Scheduled Lease Expirations

As of March 31, 2012, our consolidated properties were 96.7% occupied. During the remainder of 2012, 2.6% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of March 31, 2012, our remaining weighted average lease term is 9.9 years.

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

Results of Operations

Our operating results for the three months ended March 31, 2012 and 2011 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisition of such properties.

As of March 31, 2012, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Except where otherwise noted, the change in our results of operations is primarily due to our 28 acquisitions as of March 31, 2012 as compared to 16 acquisitions as of March 31, 2011. As of March 31, 2012 and 2011, we owned the following types of properties:

	$283,030,000	$283,030,000	$283,030,000	$283,030,000	$283,030,000	$283,030,000
	As of March 31,
	2012			2011
	Number of Acquisitions	Aggregate Purchase Price	Leased %	Number of Acquisitions	Aggregate Purchase Price	Leased %

Medical office buildings	19	$283,030,000	93.3%	11	$107,020,000	95.3%
Hospitals	4	77,895,000	100%	3	65,795,000	100%
Skilled nursing facilities	5	310,500,000	100%	2	58,000,000	100%

Total/Weighted Average	28	$671,425,000	96.7%	16	$230,815,000	97.4%

Rental Income

For the three months ended March 31, 2012 and 2011, rental income was $18,729,000 and $6,007,000, respectively, and was primarily comprised of base rent of $14,736,000 and $4,761,000, respectively, and expense recoveries of $2,526,000 and $798,000, respectively. Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012	2011

Medical office buildings	$8,095,000	$3,124,000
Hospitals	2,197,000	1,708,000
Skilled nursing facilities	8,437,000	1,175,000

Total	$18,729,000	$6,007,000

Rental Expenses

For the three months ended March 31, 2012 and 2011, rental expenses were $3,302,000 and $1,203,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012	2011

Real estate taxes	$1,503,000	$490,000
Building maintenance	547,000	269,000
Utilities	521,000	196,000
Property management fees	364,000	120,000
Administration	120,000	64,000
Insurance	82,000	21,000
Amortization of leasehold interests	59,000	5,000
Other	106,000	38,000

Total	$3,302,000	$1,203,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012		2011

Medical office buildings	$2,480,000	30.6%	$1,000,000	32.0%
Hospitals	206,000	9.4%	136,000	8.0
Skilled nursing facilities	616,000	7.3%	67,000	5.7

Total/Weighted Average	$3,302,000	17.6%	$1,203,000	20.0%

General and Administrative

For the three months ended March 31, 2012 and 2011, general and administrative was $2,307,000 and $921,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012	2011

Asset management fees	$1,257,000	$440,000
Professional and legal fees	562,000	211,000
Transfer agent services	211,000	—
Board of directors fees	97,000	60,000
Directors’ and officers’ liability insurance	42,000	44,000
Bank charges	41,000	18,000
Franchise taxes	32,000	55,000
Postage and delivery	19,000	11,000
Restricted stock compensation	17,000	11,000
Transfer agent services — former affiliate	10,000	49,000
Other	19,000	22,000

Total	$2,307,000	$921,000

The increase in general and administrative is primarily the result of purchasing additional properties in 2012 and thus incurring higher asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

Acquisition Related Expenses

For the three months ended March 31, 2012 and 2011, we incurred acquisition related expenses of $6,570,000 and $1,549,000 respectively. For the three months ended March 31, 2012 and 2011, acquisition related expenses related primarily to expenses associated with our three acquisitions completed during each period, including acquisition fees of $4,579,000 and $1,023,000, respectively, incurred to our former advisor or its affiliates and acquisition fees of $1,724,000 and $0, respectively, incurred to our sub-advisor or its affiliates. The increase in acquisition related expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due to purchasing $232,800,000 in acquisitions in 2012 as compared to $37,373,000 in acquisitions in 2011.

Depreciation and Amortization

For the three months ended March 31, 2012 and 2011, depreciation and amortization was $6,983,000 and $2,202,000, respectively, and consisted primarily of depreciation on our operating properties of $4,771,000 and $1,444,000, respectively, and amortization on our identified intangible assets of $2,196,000 and $756,000, respectively.

Interest Expense

For the three months ended March 31, 2012 and 2011, interest expense including loss (gain) in fair value of derivative financial instruments was $3,070,000 and $1,021,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2012	2011

Interest expense — mortgage loans payable and derivative financial instruments	$2,220,000	$778,000
Amortization of deferred financing costs — mortgage loans payable	226,000	127,000
Loss on extinguishment of debt — write-off of deferred financing costs	—	42,000
Amortization of debt discount and (premium), net	(153,000)	9,000
Interest expense — lines of credit	526,000	61,000
Amortization of deferred financing costs — lines of credit	246,000	78,000
(Loss) gain in fair value of our derivative financial instruments	5,000	(74,000)

Total	$3,070,000	$1,021,000

Interest Income

For the three months ended March 31, 2012 and 2011, we had interest income of $4,000 and $4,000, respectively, related to interest earned on funds held in cash accounts.

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

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $7,665,000 to pay interest on our outstanding indebtedness in the remaining nine months of 2012, based on interest rates in effect as of March 31, 2012. In addition, we estimate that we will require $31,819,000 to pay principal on our outstanding indebtedness in the remaining nine months of 2012. In addition, we require resources to make certain payments to our advisor entities and their affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.

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

Our advisor entities evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offering in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offering and the resulting amount of net proceeds available for investment.

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

Based on the properties we owned as of March 31, 2012, we estimate that our expenditures for capital improvements and tenant improvements will require up to $2,903,000 for the remaining nine months of 2012. As of March 31, 2012, we had $5,504,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 were $1,155,000 and $1,101,000, respectively. For the three months ended March 31, 2012, cash flows provided by operating activities primarily related to the cash flows from our property acquisitions, partially offset by the payment of acquisition related expenses and general and administrative expenses. For the three months ended March 31, 2011, cash flows provided by operating activities primarily related to the cash flows from our property acquisitions, partially offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Cash flows used in investing activities for the three months ended March 31, 2012 and 2011 were $120,061,000 and $38,817,000, respectively. For the three months ended March 31, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $114,259,000, capital expenditures of $836,000 and an increase in restricted cash in the amount of $10,416,000, partially offset by a reduction of $5,450,000 in real estate and escrow deposits which were applied towards the purchase of real estate. For the three months ended March 31, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $37,636,000, capital expenditures of $388,000, increase in restricted cash in the amount of $342,000 and the payment of $451,000 in real estate and escrow deposits for the purchase of real estate. We anticipate cash flows used in investing activities to increase as we purchase additional properties.

Cash flows provided by financing activities for the three months ended March 31, 2012 and 2011 were $84,438,000 and $38,404,000, respectively. For the three months ended March 31, 2012, such cash flows related primarily to funds raised from investors in our offering in the amount of $72,798,000 and net borrowings under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, or the lines of credit, in the amount of $27,935,000, partially offset by principal payments on our mortgage loans payable in the amount of $659,000, the payment of offering costs of $8,331,000 and distributions of $4,160,000. Additional cash outflows related to deferred financing costs of $1,096,000 in connection with the debt financing for our acquisitions, share repurchases of $1,267,000 and contingent consideration associated with some of our acquisitions in the amount of $781,000. For the three months ended March 31, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $59,870,000, partially offset by the principal payments on our mortgage loans payable in the amount of $9,165,000, net payments under the line of credit with Bank of America in the amount of $4,400,000, payment of offering costs of $6,437,000 and distributions of $1,300,000. Additional cash outflows related to deferred financing costs of $84,000 in connection with the debt financing for our acquisitions. $7,500,000 of the $9,165,000 in payments on our mortgage loans payable reflect the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

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

The distributions paid for the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Three Months Ended March 31,
	2012		2011

Distributions paid in cash	$4,160,000		$1,300,000
Distributions reinvested	3,876,000		1,288,000

	$8,036,000		$2,588,000

Sources of distributions:
Cash flows from operations	$1,155,000	14.4%	$1,101,000	42.5%
Offering proceeds	6,881,000	85.6%	1,487,000	57.5%

	$8,036,000	100%	$2,588,000	100%

Under GAAP, acquisition expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.

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

As of March 31, 2012, we had an amount payable of $816,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2012, no amounts due to our former advisor, our advisor entities or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our co-sponsors or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Three Months Ended March 31,
	2012		2011

Distributions paid in cash	$4,160,000		$1,300,000
Distributions reinvested	3,876,000		1,288,000

	$8,036,000		$2,588,000

Sources of distributions:
FFO	$3,481,000	43.3%	$1,315,000	50.8%
Offering proceeds	4,555,000	56.7%	1,273,000	49.2%

	$8,036,000	100%	$2,588,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 60.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2012, our borrowings were 33.3% of our properties’ combined fair market values, as defined.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 11, 2012 and March 31, 2012, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.

Lines of Credit

For a discussion of the lines of credit, see Note 8, Lines of Credit, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2012, we had $155,359,000 ($166,370,000, net of discount and premium) of fixed rate debt and $39,507,000 ($39,254,000, net of discount and premium) of variable rate debt outstanding secured by our properties. As of March 31, 2012, we had $27,935,000 outstanding under the lines of credit.

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2012, we were in compliance with all such covenants and requirements on our mortgage loans payable and the lines of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of March 31, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.95% per annum.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit, (ii) interest payments on our mortgage loans payable, lines of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of March 31, 2012:

	Payments Due by Period
	Less than 1 Year (2012)		1-3 Years (2013-2014)	4-5 Years (2015-2016)	More than 5 Years (after 2017)	Total

Principal payments — fixed rate debt	$6,214,000		$13,142,000	$23,651,000	$112,352,000	$155,359,000
Interest payments — fixed rate debt	5,976,000		14,951,000	12,779,000	59,211,000	92,917,000
Principal payments — variable rate debt	25,605,000	(1)	28,629,000	7,009,000	6,199,000	67,442,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2012)	1,531,000		2,477,000	567,000	218,000	4,793,000
Interest payments — fixed rate interest rate swap (based on rates in effect as of March 31, 2012)	158,000		316,000	50,000	—	524,000
Ground lease obligations	141,000		367,000	375,000	10,496,000	11,379,000

Total	$39,625,000		$59,882,000	$44,431,000	$188,476,000	$332,414,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $2,907,000 ($2,646,000, net of discount and premium) secured by Center for Neurosurgery and Spine as of March 31, 2012 has a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $129,000, $292,000, $220,000 and $218,000 in 2012, 2013-2014, 2015-2016 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2012 and 2011. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. We do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our former advisor, our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our former advisor, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net loss	$(3,499,000)	$(885,000)
Add:
Depreciation and amortization — consolidated properties	6,983,000	2,202,000
Less:
Net (income) loss attributable to noncontrolling interests	—	—
Depreciation and amortization related to noncontrolling interests	(3,000)	(2,000)

FFO	$3,481,000	$1,315,000

Add:
Acquisition related expenses(a)	$6,570,000	$1,549,000
Amortization of above and below market leases(b)	179,000	45,000
Loss (gain) in fair value of derivative financial instruments(c)	5,000	(74,000)
Loss on extinguishment of debt(d)	—	42,000
Change in deferred rent receivables related to noncontrolling interests(e)	—	1,000
Less:
Change in deferred rent receivables(e)	(1,408,000)	(449,000)

MFFO	$8,827,000	$2,429,000

Weighted average common shares outstanding — basic and diluted	52,044,669	18,144,696

Net loss per common share — basic and diluted	$(0.07)	$(0.05)

FFO per common share — basic and diluted	$0.07	$0.07

MFFO per common share — basic and diluted	$0.17	$0.13

(a)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
(b)	Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(c)	Under GAAP, we are required to record our derivative financial instruments at fair value at each reporting period. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(d)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.
(e)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, provide insight on the expected contractual cash flows of such lease terms, and align results with our analysis of operating performance.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(3,499,000)	$(885,000)
Add:
General and administrative	2,307,000	921,000
Acquisition related expenses	6,570,000	1,549,000
Depreciation and amortization	6,983,000	2,202,000
Interest expense	3,070,000	1,021,000
Less:
Interest income	(4,000)	(4,000)

Net operating income	$15,427,000	$4,804,000

Subsequent Events

For a discussion of subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

The table below presents, as of March 31, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt - principal payments	$6,214,000	$2,742,000	$10,400,000	$12,378,000	$11,273,000	$112,352,000	$155,359,000	$174,337,000
Weighted average interest rate on maturing debt	5.69%	5.29%	5.51%	5.24%	6.14%	5.11%	5.16%	—
Variable rate debt — principal payments	$25,605,000	$343,000	$28,286,000	$359,000	$6,650,000	$6,199,000	$67,442,000	$66,895,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2012)	4.51%	2.87%	3.96%	2.86%	3.09%	2.64%	3.95%	—

Mortgage loans payable were $194,866,000 ($205,624,000, net of discount and premium) as of March 31, 2012. As of March 31, 2012, we had 19 fixed rate and five variable rate mortgage loans payable with effective interest rates ranging from 1.34% to 6.60% per annum and a weighted average effective interest rate of 4.91% per annum. As of March 31, 2012, we had $155,359,000 ($166,370,000, net of discount and premium) of fixed rate debt, or 79.7% of mortgage loans payable, at a weighted average effective interest rate of 5.16% per annum and $39,507,000 ($39,254,000, net of discount and premium) of variable rate debt, or 20.3% of mortgage loans payable, at a weighted average effective interest rate of 3.93% per annum. In addition, as of March 31, 2012, we had $27,935,000 outstanding under the lines of credit, at a weighted-average interest rate of 3.97% per annum.

As of March 31, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.95% per annum. $2,907,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $2,907,000 principal balance is reflected in the 2012 column above.

An increase in the variable interest rate on the lines of credit and our variable rate mortgage loans payable constitutes a market risk. As of March 31, 2012, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall interest expense on the lines of credit and variable mortgage loans payables by $206,000, or 7.5%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 15, 2012, except as noted below.

We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial public offering, or our offering, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.

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

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2012.

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

The distributions paid for the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Three Months Ended
	March 31,
	2012		2011

Distributions paid in cash	$4,160,000		$1,300,000
Distributions reinvested	3,876,000		1,288,000

	$8,036,000		$2,588,000

Sources of distributions:
Cash flows from operations	$1,155,000	14.4%	$1,101,000	42.5%
Offering proceeds	6,881,000	85.6%	1,487,000	57.5%

	$8,036,000	100%	$2,588,000	100%

Under accounting principles generally accepted in the United States of America, or GAAP, acquisition expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.

For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.

As of March 31, 2012, we had an amount payable of $816,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2012, no amounts due to our former advisor, our advisor entities or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Three Months Ended
	March 31,
	2012		2011

Distributions paid in cash	$4,160,000		$1,300,000
Distributions reinvested	3,876,000		1,288,000

	$8,036,000		$2,588,000

Sources of distributions:
FFO	$3,481,000	43.3%	$1,315,000	50.8%
Offering proceeds	4,555,000	56.7%	1,273,000	49.2%

	$8,036,000	100%	$2,588,000	100%

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

We are subject to federal securities laws relating to our public communications. If any of our public communications are held to be in violation of such laws, we could be subject to potential liability. Investors in our offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended, we could be required to repurchase the shares sold to persons who received such communications before receiving a copy of our prospectus for a period of one year following the date of any violation determined by a court to have occurred. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase. In the event that one or more of our public communications is claimed to have been made in violation of Section 5 of the Securities Act of 1933, as amended, we expect that we would contest such claim. Nevertheless, we cannot assure investors that a court would agree with us in such instance. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim, and such liability may adversely affect our operating results or financial position. Investors in our offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with the transition of our advisor to Griffin-American Healthcare REIT Advisor, LLC, we issued 22,222 shares of our common stock to Griffin-American Healthcare REIT Advisor, LLC for $9.00 per share in a private offering on January 4, 2012. Such offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Public Offering Proceeds

Our Registration Statement on Form S-11 (File No. 333-158111), registering a public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Pursuant to our Registration Statement on Form S-11, we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000, or our offering. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

As of March 31, 2012, we had received and accepted subscriptions in our offering for 55,325,058 shares of our common stock, or $552,112,000, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2012, a total of $14,678,000 in distributions were reinvested and 1,545,032 shares of our common stock were issued pursuant to the DRIP.

As of March 31, 2012, we had incurred selling commissions of $33,012,000, dealer manager fees of $14,517,000 and other offering expenses of $5,533,000 to our former affiliates or to our sub-advisor in connection with our offering. In addition, as of March 31, 2012, we had incurred selling commissions of $4,607,000 and dealer manager fees of $2,014,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of March 31, 2012 and will not exceed 11.0% in the aggregate. As of March 31, 2012, net offering proceeds were $507,107,000, including proceeds from the DRIP and after deducting offering expenses.

As of March 31, 2012, $94,000 remained payable to Griffin-American Healthcare REIT Sub-Advisor, LLC, or our sub-advisor, for offering related costs.

As of March 31, 2012, we had used $388,188,000 in proceeds from our offering to acquire properties from unaffiliated parties, $18,423,000 to pay acquisition related expenses to affiliated parties, $12,705,000 for lender required restricted cash accounts to unaffiliated parties, $5,534,000 for deferred financing costs to unaffiliated parties, $5,805,000 to pay acquisition related expenses to unaffiliated parties, $56,333,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $2,100,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

During the three months ended March 31, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2012 to January 31, 2012	110,884	$9.63	110,884	(2)
February 1, 2012 to February 29, 2012(3)	20,000	$10.00	—	n/a
March 1, 2012 to March 31, 2012	—	$—	—	(2)

Total/Weighted Average	130,884	$9.69	110,884

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.
(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.
(3)	In February 2012, we repurchased 20,000 shares from Grubb & Ellis Healthcare REIT II Advisor, LLC, our former advisor, for $10.00 per share. Such repurchase was outside of our share repurchase plan and was made pursuant to our transition to our co-sponsors, American Healthcare Investors LLC and Griffin Capital Corporation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Griffin-American Healthcare REIT II, Inc.
(Registrant)

May 11, 2012	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

May 11, 2012	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7	Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1	Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 4.2 Post-Effective Amendment No. 15 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 28, 2012 and incorporated herein by reference)

4.3	Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit 4.3 to Post-Effective Amendment No. 15 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 28, 2012 and incorporated herein by reference)

4.4	Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 4.4 to Post-Effective Amendment No. 15 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 28, 2012 and incorporated herein by reference)

10.1	Amendment to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP, dated January 4, 2012 (included as Exhibit 10.224 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

10.2	Letter Agreement by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and Falligant Avenue Associates, L.P., Ivan Associates, L.P., McGee Road Associates, L.P., Powder Springs Road Associates, L.P., Red River Associates, L.P., San Alejandro Associates, L.P., San Carlos Associates, L.P., Tennessee Property Associates, L.P., West Point Road Associates, L.P., West Street Associates, L.P., LTC Consulting, L.P., Congress Street Partners, L.P., England Associates, L.P., Pharr Court Associates, L.P., Irving Place Associates, L.P., Hamilton Mill Associates, L.P., Facility Investments, L.P., South Parkway Associates, L.P., Wellington Healthcare Properties, L.P., Riverside Healthcare, L.P. and Wellington Healthcare Services, L.P., dated January 10, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.3	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.4	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.5	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.6	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.7	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.8	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.9	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.10	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.11	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.12	Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Mobile SNF, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.13	Limited Warranty Deed entered into as of January 10, 2012, by and between Falligant Avenue Associates, L.P. and G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.14	Limited Warranty Deed entered into as of January 10, 2012, by and between West Street Associates, L.P. and G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.15	Limited Warranty Deed entered into as of January 10, 2012, by and between McGee Road Associates, L.P. and G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.16	Limited Warranty Deed entered into as of January 10, 2012, by and between San Alejandro Associates, L.P. and G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.17	Limited Warranty Deed entered into as of January 10, 2012, by and between San Carlos Associates, L.P. and G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.18	Limited Warranty Deed entered into as of January 10, 2012, by and between Powder Springs Road Associates, L.P. and G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.19	Special Warranty Deed dated January 10, 2012, granted by West Point Associates, L.P. to G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.20	Special Warranty Deed dated January 10, 2012, granted by Tennessee Property Associates, L.P. to G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.21	Special Warranty Deed and Limited Warranty of Title dated January 10, 2012, granted by Red River Associates, L.P. and G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.22	Special Warranty Deed dated January 10, 2012, granted by Ivan Associates, L.P. to G&E HC REIT II Seabreeze SNF, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.23	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Falligant Avenue Associates, L.P. and LTC Consulting, L.P. in favor of G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.24	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by West Street Associates, L.P. and Riverside Healthcare, L.P. in favor of G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.23 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.25	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by McGee Road Associates, L.P. and England Associates, L.P. in favor of G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.26	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by San Alejandro Associates, L.P. and Hamilton Mill Associates, L.P. in favor of G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.25 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.27	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by San Carlos Associates, L.P. and Facility Investments, L.P. in favor of G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.28	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Powder Springs Road Associates, L.P. and Pharr Court Associates, L.P. in favor of G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.27 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.29	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Tennessee Property Associates, L.P. and South Parkway Associates, L.P. in favor of G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.28 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.30	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by West Point Road Associates, L.P. and Wellington Healthcare Properties, L.P. in favor of G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.29 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.31	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Red River Associates, L.P. and Irving Place Associates, L.P. in favor of G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.30 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.32	Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Ivan Associates, L.P. and Congress Street Partners, L.P. in favor of G&E HC REIT II Mobile SNF, LLC (included as Exhibit 10.31 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.33	Master Lease by and between G&E HC REIT II Rockdale SNF, LLC, G&E HC REIT II Mobile SNF, LLC, G&E HC REIT II Buckhead SNF, LLC, G&E HC REIT II Shreveport SNF, LLC, G&E HC REIT II Gainesville SNF, LLC, G&E HC REIT II Westminster SNF, LLC, G&E HC REIT II Memphis SNF, LLC, G&E HC REIT II Millington SNF, LLC, and G&E HC REIT II Covington SNF, LLC, as Landlord, and Warsaw, L.P., as Tenant, dated as of January 10, 2012 (included as Exhibit 10.32 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.34	Lease Guaranty made effective as of January 10, 2012, by each of Wellington Healthcare Services, L.P. and Bombay Lane, L.P., in favor of (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC, (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, and (ix) G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.33 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.35	Lease Guaranty (Subtenants) made effective as of January 10, 2012, by and among (i) LTC Consulting, L.P., (ii) Congress Street Partners, L.P., (iii) Pharr Court Associates, L.P., (iv) Irving Place Associates, L.P, (v) Hamilton Mill Associates, L.P., (vi) Facility Investments, L.P., (vii) South Parkway Associates, L.P., (viii) Wellington Healthcare Properties, L.P., (ix) Riverside Healthcare, L.P., and (x) England Associates, L.P. in favor of: (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC, (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, (ix) G&E HC REIT II Covington SNF, LLC, and (x) G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.34 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.36	Lease Cross-Guaranty (Subtenants) made effective as of January 10, 2012, by and among (i) LTC Consulting, L.P., (ii) Congress Street Partners, L.P., (iii) Pharr Court Associates, L.P., (iv) Irving Place Associates, L.P, (v) Hamilton Mill Associates, L.P., (vi) Facility Investments, L.P., (vii) South Parkway Associates, L.P., (viii) Wellington Healthcare Properties, L.P., (ix) Riverside Healthcare, L.P., and (x) England Associates, L.P. in favor of: (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC, (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, (ix) G&E HC REIT II Covington SNF, LLC, and (x) G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.35 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.37	Operating Lease by and between G&E HC REIT II Snellville SNF, LLC, as Landlord, and England Associates, L.P., as Tenant, dated as of January 10, 2012 (included as Exhibit 10.36 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.38	Lease Guaranty made effective as of January 10, 2012 by each of Wellington Healthcare Services, L.P. and Bombay Lane, L.P. in favor of G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.37 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.39	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Falligant Avenue Associates, L.P., G&E HC REIT II Rockdale SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.38 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.40	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among West Street Associates, L.P., G&E HC REIT II Covington SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.39 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.41	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among San Alejandro Associates, L.P., G&E HC REIT II Gainesville SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.40 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.42	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among San Carlos Associates, L.P., G&E HC REIT II Westminster SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.41 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.43	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Powder Springs Road Associates, L.P., G&E HC REIT II Buckhead SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.42 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.44	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among West Point Road Associates, L.P., G&E HC REIT II Millington SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.43 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.45	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Tennessee Property Associates, L.P., G&E HC REIT II Memphis SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.44 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.46	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Red River Associates, L.P., G&E HC REIT II Shreveport SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.45 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.47	Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Ivan Associates, L.P., G&E HC REIT II Mobile SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.46 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.48	Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Rockdale SNF, LLC to Capital Funding, LLC (included as Exhibit 10.47 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.49	Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Covington SNF, LLC to Capital Funding, LLC (included as Exhibit 10.48 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.50	Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Gainesville SNF, LLC to Capital Funding, LLC (included as Exhibit 10.49 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.51	Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Westminster SNF, LLC to Capital Funding, LLC (included as Exhibit 10.50 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.52	Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Buckhead SNF, LLC to Capital Funding, LLC (included as Exhibit 10.51 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.53	Allonge to Deed of Trust Note made as of January 10, 2012, by G&E HC REIT II Memphis SNF, LLC to Capital Funding, LLC (included as Exhibit 10.52 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.54	Allonge to Deed of Trust Note made as of January 10, 2012, by G&E HC REIT II Millington SNF, LLC to Capital Funding, LLC (included as Exhibit 10.53 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.55	Allonge to Mortgage Note made as of January 10, 2012, by G&E HC REIT II Shreveport SNF, LLC to Capital Funding, LLC (included as Exhibit 10.54 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.56	Allonge to Mortgage Note made as of January 10, 2012, by G&E HC REIT II Mobile SNF, LLC to Capital Funding, LLC (included as Exhibit 10.55 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.