Form 10-Q
period 2012-06-30
Griffin-American Healthcare REIT II, Inc.
filed 2012-08-14
CIK 1455271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, there were 75,793,817 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

Griffin-American Healthcare REIT II, Inc.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Real estate investments, net	$677,518,000	$369,317,000
Cash and cash equivalents	14,462,000	44,682,000
Accounts and other receivables, net	4,576,000	1,763,000
Accounts receivable due from affiliate	—	121,000
Restricted cash	13,388,000	2,289,000
Real estate and escrow deposits	3,350,000	7,550,000
Identified intangible assets, net	136,662,000	66,115,000
Other assets, net	13,450,000	7,315,000

Total assets	$863,406,000	$499,152,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$220,503,000	$80,466,000
Line of credit	60,000,000	—
Accounts payable and accrued liabilities	11,354,000	7,703,000
Accounts payable due to affiliates	1,149,000	1,111,000
Derivative financial instruments	871,000	819,000
Identified intangible liabilities, net	1,517,000	623,000
Security deposits, prepaid rent and other liabilities	13,767,000	10,950,000

Total liabilities	309,161,000	101,672,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 69,074,942 and 48,869,669 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	691,000	489,000
Additional paid-in capital	615,310,000	435,252,000
Accumulated deficit	(61,876,000)	(38,384,000)

Total stockholders’ equity	554,125,000	397,357,000
Noncontrolling interests (Note 12)	120,000	123,000

Total equity	554,245,000	397,480,000

Total liabilities and equity	$863,406,000	$499,152,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Rental income	$21,807,000	$8,675,000	$40,536,000	$14,682,000

Expenses:
Rental expenses	4,770,000	1,817,000	8,072,000	3,020,000
General and administrative	2,511,000	1,458,000	4,818,000	2,379,000
Acquisition related expenses	4,582,000	7,236,000	11,152,000	8,785,000
Depreciation and amortization	7,981,000	3,274,000	14,964,000	5,476,000

Total expenses	19,844,000	13,785,000	39,006,000	19,660,000

Income (loss) from operations	1,963,000	(5,110,000)	1,530,000	(4,978,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(3,134,000)	(1,473,000)	(6,199,000)	(2,568,000)
Loss in fair value of derivative financial instruments	(47,000)	(299,000)	(52,000)	(225,000)
Interest income	3,000	2,000	7,000	6,000

Net loss	(1,215,000)	(6,880,000)	(4,714,000)	(7,765,000)

Less: net (income) loss attributable to noncontrolling interests	—	(1,000)	—	(1,000)

Net loss attributable to controlling interest	$(1,215,000)	$(6,881,000)	$(4,714,000)	$(7,766,000)

Net loss per common share attributable to controlling interest — basic and diluted	$(0.02)	$(0.27)	$(0.08)	$(0.36)

Weighted average number of common shares outstanding — basic and diluted	62,579,602	25,543,273	57,303,885	21,864,450

Distributions declared per common share	$0.16	$0.16	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2011	48,869,669	$489,000	$435,252,000	$—	$(38,384,000)	$123,000	$397,480,000
Issuance of common stock	19,461,252	195,000	194,191,000	—	—	—	194,386,000
Offering costs	—	—	(20,994,000)	—	—	—	(20,994,000)
Issuance of common stock under the DRIP	910,461	9,000	8,640,000	—	—	—	8,649,000
Repurchase of common stock	(166,440)	(2,000)	(1,812,000)	—	—	—	(1,814,000)
Amortization of nonvested common stock compensation	—	—	33,000	—	—	—	33,000
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distribution to noncontrolling interest	—	—	—	—	—	(5,000)	(5,000)
Distributions declared	—	—	—	—	(18,778,000)	—	(18,778,000)
Net loss	—	—	—	—	(4,714,000)	—	(4,714,000)

BALANCE - June 30, 2012	69,074,942	$691,000	$615,310,000	$—	$(61,876,000)	$120,000	$554,245,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	14,048,611	141,000	140,090,000	—	—	—	140,231,000
Offering costs	—	—	(15,187,000)	—	—	—	(15,187,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	328,496	4,000	3,117,000	—	—	—	3,121,000
Repurchase of common stock	(53,136)	(1,000)	(500,000)	—	—	—	(501,000)
Amortization of nonvested common stock compensation	—	—	23,000	—	—	—	23,000
Distribution to noncontrolling interest	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(7,053,000)	—	(7,053,000)
Net loss	—	—	—	—	(7,766,000)	1,000	(7,765,000)

BALANCE - June 30, 2011	29,784,139	$298,000	$265,215,000	$—	$(27,390,000)	$122,000	$238,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,714,000)	$(7,765,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interest, debt discount and premium and deferred rent receivables)	13,157,000	5,104,000
Stock based compensation	33,000	38,000
Acquisition fees paid in stock	316,000	—
Bad debt expense	77,000	245,000
Changes in fair value of contingent consideration	(398,000)	—
Changes in fair value of derivative financial instruments	52,000	225,000
Changes in operating assets and liabilities:
Accounts and other receivables	(442,000)	(553,000)
Accounts receivable due from affiliate	121,000	—
Other assets	20,000	(127,000)
Accounts payable and accrued liabilities	1,477,000	2,018,000
Accounts payable due to affiliates	456,000	302,000
Security deposits, prepaid rent and other liabilities	(2,552,000)	(379,000)

Net cash provided by (used in) operating activities	7,603,000	(892,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(241,736,000)	(192,366,000)
Capital expenditures	(1,486,000)	(1,192,000)
Restricted cash	(11,099,000)	137,000
Real estate and escrow deposits	4,200,000	499,000

Net cash used in investing activities	(250,121,000)	(192,922,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	9,500,000	27,700,000
Payments on mortgage loans payable	(11,315,000)	(31,466,000)
Borrowings under the lines of credit	271,305,000	171,754,000
Payments under the lines of credit	(211,305,000)	(90,415,000)
Proceeds from issuance of common stock	191,675,000	140,231,000
Deferred financing costs	(3,475,000)	(2,308,000)
Contingent consideration related to acquisition of real estate	(1,967,000)	—
Return of contingent consideration related to acquisition of real estate	2,000	—
Repurchase of common stock	(1,814,000)	(501,000)
Contribution from noncontrolling interest	2,000	—
Distribution to noncontrolling interest	(5,000)	(1,000)
Security deposits	(4,000)	33,000
Payment of offering costs	(21,156,000)	(15,093,000)
Distributions paid	(9,145,000)	(3,214,000)

Net cash provided by financing activities	212,298,000	196,720,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,220,000)	2,906,000
CASH AND CASH EQUIVALENTS — Beginning of period	44,682,000	6,018,000

CASH AND CASH EQUIVALENTS — End of period	$14,462,000	$8,924,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$5,034,000	$1,906,000
Income taxes	$40,000	$3,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,038,000	$549,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$247,000	$357,000
Other assets	$177,000	$298,000
Mortgage loans payable, net	$142,243,000	$28,836,000
Accounts payable and accrued liabilities	$315,000	$235,000
Security deposits, prepaid rent and other liabilities	$7,335,000	$6,958,000
Financing Activities:
Issuance of common stock under the DRIP	$8,649,000	$3,121,000
Distributions declared but not paid	$3,623,000	$1,512,000
Accrued offering costs	$132,000	$719,000
Receivable from transfer agent	$2,162,000	$—
Accrued deferred financing costs	$126,000	$76,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

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

We are currently conducting a best efforts initial public offering, or our initial offering, in which we are offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The United States Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our initial public offering until the earlier of February 20, 2013 or the date on which the maximum offering amount has been sold. As of June 30, 2012, we had received and accepted subscriptions in our initial offering for 67,290,488 shares of our common stock, or $671,492,000, excluding shares of our common stock issued pursuant to the DRIP.

On June 6, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-181928) with the SEC with respect to a proposed follow-on public offering, or our follow-on offering, of up to $1,500,000,000 of shares of our common stock and up to $150,000,000 of shares of our common stock to be offered for sale pursuant to the DRIP. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On November 7, 2011, our independent directors determined that it was in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, as replacement co-sponsors, or our co-sponsors. As a result, on November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties would survive during a 60-day transition period and beyond.

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

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

American Healthcare Investors and Griffin Capital agreed to pay the majority of the expenses we incurred in connection with the transition to our co-sponsors.

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of June 30, 2012, we had completed 35 acquisitions comprising 89 buildings and approximately 3,330,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $815,967,000.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Basis of Presentation

Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2012 and December 31, 2011 own a 99.99% general partnership interest therein. Our former advisor is a limited partner of our operating partnership and as of June 30, 2012 and December 31, 2011 owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of June 30, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2012 and December 31, 2011, we had $180,000 and $112,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of June 30, 2012 and December 31, 2011, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three and six months ended June 30, 2012 and 2011, $8,000 and $144,000, respectively, of our deferred rent receivables were directly written off to bad debt expense and none of our receivables were directly written off to bad debt expense.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Liabilities

As of June 30, 2012 and December 31, 2011, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets is $3,580,000 and $6,058,000, respectively, of contingent purchase price consideration in connection with the acquisition of Pocatello East Medical Office Building, or the Pocatello East MOB property, Yuma Skilled Nursing Facility, Philadelphia SNF Portfolio and Maxfield Medical Office Building. Such amounts are due upon certain criteria being met within specified timeframes.

See Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration, for a further discussion.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2012, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. We believe segregation of our operations into these three reporting segments is useful in assessing the performance of our business in the same way that management intends to review our performance and make operating decisions. See Note 15, Segment Reporting, for a further discussion.

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

All other issued ASUs that are effective after December 31, 2011 are not expected to have a material effect on our consolidated financial statements.

3. Real Estate Investments, Net

Our investments in our consolidated properties consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Building and improvements	$640,835,000	$353,839,000
Land	55,946,000	26,326,000
Furniture, fixtures and equipment	2,668,000	1,070,000

	699,449,000	381,235,000
Less: accumulated depreciation	(21,931,000)	(11,918,000)

	$677,518,000	$369,317,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Depreciation expense for the three months ended June 30, 2012 and 2011 was $5,302,000 and $2,124,000, respectively. In addition to the acquisitions discussed below, for the three months ended June 30, 2012 and 2011, we had capital expenditures of $815,000 and $941,000, respectively, on our medical office buildings and $271,000 and $0, respectively, on our skilled nursing facilities. We did not have any capital expenditures on our hospitals for the three months ended June 30, 2012 and 2011.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $10,073,000 and $3,568,000, respectively. In addition to the acquisitions discussed below, for the six months ended June 30, 2012 and 2011, we had capital expenditures of $1,621,000 and $1,334,000, respectively, on our medical office buildings and $507,000 and $0, respectively, on our skilled nursing facilities. We did not have any capital expenditures on our hospitals for the six months ended June 30, 2012 and 2011.

Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of June 30, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our directors, including a majority of our independent directors. For a further discussion, see footnote (5) and (6) to the table below in – Acquisitions in 2011.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2012

During the six months ended June 30, 2012, we completed 10 acquisitions comprising 33 buildings from unaffiliated parties. The aggregate purchase price of these properties was $377,342,000 and we paid $10,062,000 in acquisition fees to our former advisor or its affiliates and to our advisor entities or their affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the six months ended June 30, 2012:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit		Acquisition Fee(4)

Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	100%	$166,500,000	$83,159,000	$58,435,000	(2)	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	100%	33,800,000	17,354,000	15,600,000	(2)	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	100%	32,500,000	14,482,000	19,000,000	(2)	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	100%	24,600,000	11,933,000	6,000,000	(2)	640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	100%	19,250,000	—	16,000,000	(2)	501,000
Midwestern MOB Portfolio	Champaign and Lemont, IL	Medical Office	05/22/12	100%	9,060,000	3,697,000	4,000,000	(2)	236,000
Texarkana MOB	Texarkana, TX	Medical Office	06/14/12	100%	6,500,000	—	—		169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	100%	13,200,000	—	—		343,000
Columbia MOB	Columbia, SC	Medical Office	06/26/12	100%	6,900,000	—	—		179,000
Ola Nalu MOB Portfolio	Huntsville, AL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12	100%	65,032,000	—	60,000,000	(3)	1,691,000

Total					$377,342,000	$130,625,000	$179,035,000		$10,062,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 8, Line of Credit, at the time of the respective acquisition. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 8, Line of Credit, for a further discussion.
(3)	Represents borrowings under our unsecured revolving line of credit, as defined in Note 8, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our unsecured revolving line of credit as needed. See Note 8, Line of Credit, for a further discussion.
(4)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Except with respect to the Southeastern SNF Portfolio, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2011

During the six months ended June 30, 2011, we completed nine acquisitions comprising 28 buildings from unaffiliated parties. The aggregate purchase price of these properties was $218,043,000 and we paid $5,992,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the six months ended June 30, 2011:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee(3)

Columbia Long-Term Acute Care Hospital(4)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	100%	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	100%	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(5)	Bradenton, FL	Medical Office	04/15/11	100%	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	05/12/11	100%	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	100%	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(6)	Philadelphia, PA	Skilled Nursing	06/30/11	100%	75,000,000	—	74,870,000	2,063,000

Total					$218,043,000	$33,492,000	$153,485,000	$5,992,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.
(2)	Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 8, Line of Credit, at the time of the respective acquisition. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 8, Line of Credit, for a further discussion.
(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
(4)	On January 31, 2011, we purchased the Columbia Long-Term Acute Care Hospital, which is the fourth hospital comprising the Monument LTACH Portfolio.
(5)	We paid a loan defeasance fee of approximately $1,223,000, or the loan defeasance fee, related to the repayment of the seller’s loan that was secured by the Lakewood Ranch property and had an outstanding principal balance of approximately $7,561,000 at the time of repayment. As a result of the loan defeasance fee, the fees and expenses associated with the Lakewood Ranch property acquisition exceeded 6.0% of the contract purchase price of the Lakewood Ranch property. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Lakewood Ranch property in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
(6)	We paid a state and city transfer tax of approximately $1,479,000 related to the transfer of ownership in the sale of the Philadelphia SNF Portfolio. Also, we paid additional closing costs of $1,500,000 related to the operator’s costs associated with the sale of the portfolio. As a result of the state and city transfer tax and additional closing costs, the fees and expenses associated with the acquisition of the Philadelphia SNF Portfolio exceeded 6.0% of the contract purchase price of the Philadelphia SNF Portfolio. Pursuant to our charter, prior to the acquisition of the Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Philadelphia SNF Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

In place leases, net of accumulated amortization of $6,751,000 and $3,656,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 10.5 years as of June 30, 2012 and December 31, 2011, respectively)	$58,528,000	$27,957,000
Tenant relationships, net of accumulated amortization of $2,683,000 and $1,541,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 21.1 years and 19.6 years as of June 30, 2012 and December 31, 2011, respectively)	55,298,000	22,580,000
Leasehold interests, net of accumulated amortization of $262,000 and $141,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 63.2 years and 60.9 years as of June 30, 2012 and December 31, 2011, respectively)	15,640,000	12,148,000
Above market leases, net of accumulated amortization of $969,000 and $495,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 6.3 years and 8.9 years as of June 30, 2012 and December 31, 2011, respectively)	6,092,000	2,649,000
Defeasible interest, net of accumulated amortization of $6,000 and $0 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 41.3 years and 0 years as of June 30, 2012 and December 31, 2011, respectively)	617,000	—
Master leases, net of accumulated amortization of $827,000 and $492,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 1.1 years and 1.5 years as of June 30, 2012 and December 31, 2011, respectively)	487,000	781,000

	$136,662,000	$66,115,000

Amortization expense for the three months ended June 30, 2012 and 2011 was $3,111,000 and $1,307,000, respectively, which included $393,000 and $109,000, respectively, of amortization recorded against rental income for above market leases and $62,000 and $31,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Amortization expense for the six months ended June 30, 2012 and 2011 was $5,583,000 and $2,134,000, respectively, which included $610,000 and $175,000, respectively, of amortization recorded against rental income for above market leases and $121,000 and $36,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets is 20.8 and 22.7 years as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$7,425,000
2013	13,589,000
2014	11,159,000
2015	10,027,000
2016	8,820,000
Thereafter	85,642,000

$136,662,000

5. Other Assets, Net

Other assets, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Deferred rent receivables	$6,109,000	$3,138,000
Deferred financing costs, net of accumulated amortization of $487,000 and $1,397,000 as of June 30, 2012 and December 31, 2011, respectively	5,559,000	2,883,000
Prepaid expenses and deposits	938,000	755,000
Lease commissions, net of accumulated amortization of $64,000 and $30,000 as of June 30, 2012 and December 31, 2011, respectively	844,000	424,000
Contingent consideration asset	—	115,000

	$13,450,000	$7,315,000

Amortization expense on deferred financing costs for the three months ended June 30, 2012 and 2011 was $442,000 and $266,000, respectively, and for the six months ended June 30, 2012 and 2011 was $914,000 and $513,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations. For the six months ended June 30, 2012, $17,000 of the $914,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Virginia Skilled Nursing Facility Portfolio. For the six months ended June 30, 2011, $42,000 of the $513,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. See Note 6, Mortgage Loans Payable, Net, for a further discussion.

Amortization expense on lease commissions for the three months ended June 30, 2012 and 2011 was $23,000 and $7,000, respectively, and for the six months ended June 30, 2012 and 2011 was $39,000 and $9,000, respectively.

As of June 30, 2012, estimated amortization expense on deferred financing costs and lease commissions for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$865,000
2013	1,692,000
2014	1,576,000
2015	839,000
2016	317,000
Thereafter	1,114,000

$6,403,000

6. Mortgage Loans Payable, Net

Mortgage loans payable were $209,339,000 ($220,503,000, net of discount and premium) and $80,529,000 ($80,466,000, net of discount and premium) as of June 30, 2012 and December 31, 2011, respectively.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2012, we had 21 fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.34% to 6.60% per annum and a weighted average effective interest rate of 5.02% per annum. As of June 30, 2012, we had $179,744,000 ($191,162,000, net of discount and premium) of fixed rate debt, or 85.9% of mortgage loans payable, at a weighted average effective interest rate of 5.28% per annum and $29,595,000 ($29,341,000, net of discount and premium) of variable rate debt, or 14.1% of mortgage loans payable, at a weighted average effective interest rate of 3.42% per annum.

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

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2012 and December 31, 2011, we were in compliance with all such covenants and requirements.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of June 30, 2012 and December 31, 2011:

	Interest
Property	Rate(1)	Maturity Date	June 30, 2012	December 31, 2011

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	5.88%	11/11/12	$4,240,000	$4,289,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,693,000	7,788,000
Monument Long-Term Acute Care Hospital Portfolio	5.78%	05/27/18	24,486,000	15,248,000
Hardy Oak Medical Office Building	6.60%	10/10/16	5,132,000	5,182,000
Maxfield Medical Office Building	5.17%	02/28/15	4,966,000	5,050,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/40	7,039,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40	11,273,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40	5,015,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/40	10,791,000	—
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/40	4,564,000	—
Southeastern Skilled Nursing Facility Portfolio	5.25%	03/01/45	11,866,000	—
Southeastern Skilled Nursing Facility Portfolio	5.25%	03/01/45	8,007,000	—
Southeastern Skilled Nursing Facility Portfolio	4.60%	08/01/45	4,770,000	—
Southeastern Skilled Nursing Facility Portfolio	4.57%	08/01/45	6,728,000	—
FLAGS MOB Portfolio	5.62%	07/01/14	7,745,000	—
FLAGS MOB Portfolio	6.31%	08/01/16	4,121,000	—
FLAGS MOB Portfolio	5.33%	08/01/15	5,362,000	—
Spokane MOB	5.59%	03/11/35	14,361,000	—
Centre Medical Plaza	5.95%	03/01/14	11,892,000	—
Midwestern MOB Portfolio	5.88%	05/11/21	3,693,000	—

			179,744,000	53,557,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.34%	08/15/21 (callable)	2,850,000	2,964,000
Virginia Skilled Nursing Facility Portfolio(3)	—	—	—	9,771,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	7,056,000	7,142,000
Muskogee Long-Term Acute Care Hospital	2.64%	04/08/18	7,014,000	7,095,000
Southeastern Skilled Nursing Facility Portfolio(4)	4.50%	11/30/12	12,675,000	—

			29,595,000	26,972,000

Total fixed and variable rate debt			209,339,000	80,529,000
Less: discount			(270,000)	(291,000)
Add: premium			11,434,000	228,000

Mortgage loans payable, net			$220,503,000	$80,466,000

(1)	Represents the per annum interest rate in effect as of June 30, 2012.
(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.
(3)	Represents a bridge loan which initially matured on March 14, 2012. In March 2012, we exercised the six-month extension available pursuant to the loan documents, thereby extending the maturity date to September 14, 2012. In May 2012, we repaid the loan in full.
(4)	Represents a bridge loan which initially matured on May 31, 2012. The bridge loan may be extended for three six-month periods pursuant to the terms of the bridge loan. In May 2012, we exercised a six-month extension, thereby extending the maturity date to November 30, 2012 or until such time that we are able to pay such bridge loan in full by obtaining a Federal Housing Association Mortgage loan.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2012, the principal payments due on our mortgage loans payable for the six months ending December 31, 2012 and for each of the next four years December 31 and thereafter, is as follows:

Year	Amount

2012	$21,527,000
2013	3,670,000
2014	22,595,000
2015	13,100,000
2016	21,732,000
Thereafter	126,715,000

$209,339,000

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

As of June 30, 2012, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in (loss) gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2012 and 2011, we recorded $(47,000) and $(299,000), respectively, and for the six months ended June 30, 2012 and 2011, we recorded $(52,000) and $(225,000), respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.

The following table lists the derivative financial instruments held by us as of June 30, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$2,850,000	one month LIBOR	6.00%	$(499,000)	Swap	08/15/21
7,056,000	one month LIBOR	4.41%	(123,000)	Swap	01/01/14
7,014,000	one month LIBOR	4.28%	(186,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(63,000)	Swap	10/01/15

$23,704,000			$(871,000)

The following table lists the derivative financial instruments held by us as of December 31, 2011:

		Interest			Maturity
Notional Amount	Index	Rate	Fair Value	Instrument	Date

$2,964,000	one month LIBOR	6.00%	$(478,000)	Swap	08/15/21
7,142,000	one month LIBOR	4.41%	(139,000)	Swap	01/01/14
7,095,000	one month LIBOR	4.28%	(202,000)	Swap	05/01/14

$17,201,000			$(819,000)

See Note 13, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Line of Credit

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

The Bank of America Loan Agreement contained various affirmative and negative covenants and financial covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by properties that serve as collateral for the Bank of America line of credit in the event of default. As of December 31, 2011, we were in compliance with all such covenants and requirements.

Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $38,435,000 as of December 31, 2011. There were no borrowings outstanding under the Bank of America line of credit as of December 31, 2011. As of December 31, 2011, $38,435,000 remained available under the Bank of America line of credit. The Bank of America line of credit was secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building as of December 31, 2011.

On June 5, 2012, we terminated and currently have no additional obligations under the Bank of America line of credit.

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

The KeyBank Loan Agreement contained various affirmative and negative covenants and financial covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries that own properties that serve as collateral for the KeyBank line of credit. As of December 31, 2011, we were in compliance with all such covenants and requirements.

Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity was $71,500,000 as of December 31, 2011. As of December 31, 2011, there were no borrowings outstanding under the KeyBank line of credit and $71,500,000 remained available under the KeyBank line of credit. The KeyBank line of credit was secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio as of December 31, 2011.

On June 5, 2012, we terminated and currently have no additional obligations under the KeyBank line of credit.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Unsecured Revolving Line of Credit

On June 5, 2012, we, our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, as administrative agent, swingline lender and issuer of letters of credit; KeyBank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint book managers; and the lenders named therein, to obtain an unsecured revolving line of credit, with an aggregate maximum principal amount of $200,000,000, or the unsecured line of credit. On June 5, 2012 and June 7, 2012, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America, KeyBank, Comerica Bank and RBS Citizens, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement. The proceeds of loans made under the unsecured line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership may obtain up to 10.0% of the maximum principal amount in the form of standby letters of credit and up to 15.0% of the maximum principal amount in the form of swingline loans. The actual amount of credit available under the unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement. The unsecured line of credit matures on June 5, 2015, and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.

The maximum principal amount of the Credit Agreement may be increased by up to $150,000,000, for a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement and (b) such additional financing amount being offered and provided by existing lenders or new lenders under the Credit Agreement.

At our option, loans under the Credit Agreement bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement) plus 1.00%, plus (ii) a margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement is payable monthly.

We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement at a per annum rate equal to 0.25% if the average daily used amount is greater than 50.0% of the commitments and 0.35% if the average daily used amount is less than 50.0% of the commitments.

The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement imposes the following financial covenants, which are specifically defined in the Credit Agreement: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of June 30, 2012, we were in compliance with all such covenants and requirements.

The Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement. In the event of default, Bank of America has the right to terminate its obligations under the Credit Agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.

Our aggregate borrowing capacity under the unsecured line of credit was $200,000,000 as of June 30, 2012. As of June 30, 2012, borrowings outstanding under the unsecured line of credit totaled $60,000,000, and $140,000,000 remained available under the unsecured line of credit. The weighted-average interest rate of borrowings as of June 30, 2012 was 3.45% per annum.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Below market leases, net of accumulated amortization of $217,000 and $135,000 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 9.9 years and 14.6 years as of June 30, 2012 and December 31, 2011, respectively)	$1,293,000	$623,000
Above market leasehold interest, net of accumulated amortization of $1,000 and $0 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 47.5 years and 0 years as of June 30, 2012 and December 31, 2011, respectively)	224,000	—

	$1,517,000	$623,000

Amortization expense on below market leases for the three months ended June 30, 2012 and 2011 was $44,000 and $29,000, respectively, and for the six months ended June 30, 2012 and 2011 was $82,000 and $50,000, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations. Amortization expense on above market leasehold interest for the three months ended June 30, 2012 and 2011 was $1,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $1,000 and $0, respectively. Amortization expense on above market leasehold interest is recorded to rental expenses in our accompanying condensed consolidated statements of operations.

As of June 30, 2012, estimated amortization expense on below market leases and above market leasehold interest for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2012	$147,000
2013	242,000
2014	188,000
2015	148,000
2016	111,000
Thereafter	681,000

$1,517,000

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses

Since January 7, 2012, our other organizational and offering expenses in connection with our offering, other than selling commissions and the dealer manager fee, are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP. As of June 30, 2012 and December 31, 2011, our sub-advisor, our former advisor or their affiliates had collectively incurred expenses on our behalf of $3,073,000 and $2,946,000, respectively, in excess of 1.0% of the gross proceeds of our offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of June 30, 2012 and December 31, 2011. To the extent we raise additional funds from our offering, these amounts may become our liability.

Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of June 30, 2012, our sub-advisor and its affiliates have incurred expenses of $323,000 related to our follow-on offering. As of June 30, 2012, we have not reimbursed our sub-advisor or its affiliates for these expenses incurred in our follow-on offering, and these expenses are not recorded in our accompanying condensed consolidated financial statements, since such expenses do not become our liability until our follow-on offering is declared effective by the SEC and only to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds of our follow-on offering.

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

Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreements and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended June 30, 2012 and 2011, we incurred $0 and $14,737,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $5,481,000 and $23,130,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.

We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three and six months ended June 30, 2012, we incurred $7,086,000 and $11,291,000, respectively, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage

Selling Commissions

Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2012 and 2011, we incurred $0 and $5,508,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $512,000 and $9,577,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our offering.

Effective as of January 7, 2012, selling commissions are paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Dealer Manager Fee

Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2012 and 2011, we incurred $0 and $2,409,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $227,000 and $4,205,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our offering.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Effective as of January 7, 2012, the dealer manager fee is paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Other Organizational and Offering Expenses

Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2012, we incurred $1,196,000 and for the six months ended June 30, 2012, we incurred $1,870,000, respectively, in offering expenses to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three months ended June 30, 2012 and 2011, we incurred $0 and $805,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $76,000 and $1,405,000, respectively, in offering expenses to our former advisor or its affiliates.

Other organizational expenses were expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are paid from the gross proceeds of our offering.

Acquisition and Development Stage

Acquisition Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended June 30, 2012, we incurred $3,759,000 and for the six months ended June 30, 2012, we incurred $5,483,000, respectively, in acquisition fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, payable entirely in cash. For the three months ended June 30, 2012 and 2011, we incurred $0 and $4,969,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $4,579,000 and $5,992,000, respectively, in acquisition fees to our former advisor or its affiliates.

Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

Development Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and six months ended June 30, 2012, we did not incur any development fees to our sub-advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.

Reimbursement of Acquisition Expenses

Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and six months ended June 30, 2012, we did not incur any acquisition expenses to our sub-advisor and its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to such reimbursements. For the three months ended June 30, 2012 and 2011, we incurred $0 and $11,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $0 and $19,000, respectively, in acquisition expenses to our former advisor or its affiliates.

Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. As of June 30, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch property and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our directors, including a majority of our independent directors. For a further discussion, see footnote (5) and (6) to the table in Note 3, Real Estate Investments, Net – Acquisitions in 2011.

Operational Stage

Asset Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended June 30, 2012, we incurred $1,448,000 and for the six months ended June 30, 2012, we incurred $2,644,000, respectively, in asset management fees to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three months ended June 30, 2012 and 2011, we incurred $0 and $656,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $61,000 and $1,096,000, respectively, in asset management fees to our former advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended June 30, 2012, we incurred $444,000 and for the six months ended June 30, 2012, we incurred $792,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three months ended June 30, 2012 and 2011, we incurred $0 and $193,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $16,000 and $313,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.

Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations.

On-site Personnel and Engineering Payroll

For the three and six months ended June 30, 2011, we incurred $24,000 and $48,000, respectively, and for the three and six months ended June 30, 2012 we did not incur any payroll for on-site personnel and engineering to our former advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations. We have not incurred any on-site personnel and engineering payroll to our sub-advisor or its affiliates.

Lease Fees

Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended June 30, 2012, we incurred $224,000 and for the six months ended June 30, 2012, we incurred $455,000, in lease fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three and six months ended June 30, 2011, we incurred $56,000 and $304,000, respectively, in lease fees to our former advisor or its affiliates, and for the three and six months ended June 30, 2012, we did not incur any lease fees to our former advisor or its affiliates.

Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

Construction Management Fee

Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three and six months ended June 30, 2012, we incurred $15,000 and $47,000, respectively, in construction management fees to our sub-advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three and six months ended June 30, 2011, we incurred $13,000 in construction management fees to our former advisor or its affiliates, and for the three and six months ended June 30, 2012, we did not incur any construction management fees to our former advisor or its affiliates.

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

For the 12 months ended June 30, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 32.6%, respectively, for the 12 months ended June 30, 2012.

For the three and six months ended June 30, 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three and six months ended June 30, 2011, GEEA incurred operating expenses on our behalf of $0 and $9,000, respectively, and for the three and six months ended June 30, 2012, GEEA did not incur any operating expenses on our behalf.

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

For the three months ended June 30, 2012 and 2011, we incurred $0 and $80,000, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $10,000 and $129,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended June 30, 2012 and 2011, GEEA incurred expenses of $0 and $27,000, respectively, and for the six months ended June 30, 2012 and 2011, GEEA incurred expenses of $2,000 and $47,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our offering, other than shares of our common stock sold pursuant to the DRIP.

Compensation for Additional Services

Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2012, our sub-advisor and its affiliates did not perform any additional services for us.

Prior to January 6, 2012, our former advisor or its affiliates were also entitled to such compensation for additional services under similar conditions. For the three and six months ended June 30, 2011, we incurred expenses of $13,000 and $20,000, respectively, for internal controls compliance services our former advisor or its affiliates provided to us. For the three and six months ended June 30, 2012, our former advisor or its affiliates did not perform any additional services for us.

Liquidity Stage

Disposition Fees

Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2012 and 2011, we did not incur any disposition fees to our sub-advisor or its affiliates.

Prior to January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties (reduced by the amounts paid, if any, to our former advisor pursuant to its subordinated distribution upon termination described below), after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2012 and 2011, we did not incur any such distributions to our sub-advisor.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. For the three and six months ended June 30, 2012 and 2011, we did not incur any subordinated distribution of net sales proceeds to our former advisor.

Subordinated Distribution upon Listing

Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing; provided, however, that any amounts owed to our sub-advisor shall be reduced by any amounts paid to our former advisor pursuant to its subordinated distribution upon termination described below. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and six months ended June 30, 2012 and 2011, we did not incur any such distributions to our advisor.

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution upon listing. For the three and six months ended June 30, 2012 and 2011, we did not incur any subordinated distribution upon listing to our former advisor.

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

As of June 30, 2012 and December 31, 2011, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

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

For the three and six months ended June 30, 2012 and 2011, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan.

		Three Months Ended June 30,				Six Months Ended June 30,
		2012		2011		2012		2011
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares

Jeffrey T. Hanson	Chairman of the board of directors and Chief Executive Officer	$20,000	2,320	$45,000	5,013	$33,000	3,718	$45,000	5,013
Danny Prosky	President and Chief Operating Officer	$15,000	1,631	$17,000	1,904	$22,000	2,446	$17,000	1,904
Mathieu B. Streiff	Executive Vice President	$13,000	1,423	$—	—	$19,000	2,135	$—	—
Shannon K S Johnson	Chief Financial Officer	$7,000	731	$—	—	$7,000	731	$—	—
Stefan Oh	Senior Vice President of Acquisitions	$6,000	712	$—	—	$6,000	712	$—	—
Cora Lo	Secretary	$4,000	458	$—	—	$4,000	458	$—	—

Accounts Receivable Due From Affiliate

American Healthcare Investors and Griffin Capital agreed to pay the majority of the expenses we incurred in connection with the transition to our co-sponsors. The portion of the expenses that our co-sponsors agreed to pay was paid by us and then reimbursed by American Healthcare Investors and Griffin Capital within 120 days of payment. As such, as of December 31, 2011, we had recorded a receivable of $121,000 from American Healthcare Investors, an affiliate, which is included in accounts receivable due from affiliate in our accompanying condensed consolidated balance sheets. We do not consider Griffin Capital an affiliate and therefore the receivable as of December 31, 2011 of $121,000 from Griffin Capital is included in accounts and other receivables, net in our accompanying condensed consolidated balance sheets. We have received all outstanding amounts as of June 30, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates

The following amounts were outstanding to our affiliates as of June 30, 2012 and to our former affiliates as of December 31, 2011:

Fee	June 30, 2012	December 31, 2011

Asset and property management fees	$690,000	$405,000
Lease commissions	286,000	34,000
Offering costs	132,000	93,000
Construction management fees	40,000	64,000
Miscellaneous operating expenses	1,000	72,000
Acquisition expenses	—	2,000
On-site personnel and engineering payroll	—	7,000
Selling commissions and dealer manager fees	—	434,000

	$1,149,000	$1,111,000

12. Equity

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

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

On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through June 30, 2012, we had issued 67,290,488 shares of our common stock in connection with our offering and 2,047,474 shares of our common stock pursuant to the DRIP, and we had also repurchased 315,242 shares of our common stock under our share repurchase plan. As of June 30, 2012 and December 31, 2011, we had 69,074,942 and 48,869,669 shares of our common stock issued and outstanding, respectively.

As of June 30, 2012, we had a receivable of $2,162,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on July 2, 2012.

Offering Costs

Selling Commissions

Effective as of January 7, 2012, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2012, we incurred $8,130,000 and for the six months ended June 30, 2012, we incurred $12,737,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our offering.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Dealer Manager Fee

Effective as of January 7, 2012, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2012, we incurred $3,558,000 and for the six months ended June 30, 2012, we incurred $5,572,000, respectively, in dealer manager fees to our dealer manager. Such fees are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our offering.

Noncontrolling Interests

On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership.

As of June 30, 2012 and December 31, 2011, we owned a 99.99% general partnership interest in our operating partnership and each of our former advisor and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.

In addition, as of June 30, 2012 and December 31, 2011, we owned a 98.75% interest in the consolidated limited liability company that owns the Pocatello East MOB property that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. We have registered and reserved 30,000,000 shares of our common stock for sale in our offering pursuant to the DRIP. For the three months ended June 30, 2012 and 2011, $4,773,000 and $1,833,000, respectively, in distributions were reinvested and 502,442 and 192,935 shares of our common stock, respectively, were issued pursuant to the DRIP. For the six months ended June 30, 2012 and 2011, $8,649,000 and $3,121,000, respectively, in distributions were reinvested and 910,461 and 328,496 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2012 and December 31, 2011, a total of $19,451,000 and $10,802,000, respectively, in distributions were reinvested and 2,047,474 and 1,137,013 shares of our common stock, respectively, were issued pursuant to the DRIP.

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

Under our share repurchase plan, for the three months ended June 30, 2012, we received share repurchase requests for 55,556 shares of our common stock, all of which were repurchased for an aggregate of $547,000 at an average repurchase price of $9.83 per share, and for the six months ended June 30, 2012, we received share repurchase requests for 166,440 shares of our common stock, all of which were repurchased for an aggregate of $1,614,000 at an average repurchase price of $9.70 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. Under our share repurchase plan, for the three months ended June 30, 2011, we received share repurchase requests for 44,636 shares of our common stock, all of which were repurchased for an aggregate of $423,000 at an average repurchase price of $9.47 per share, and for the six months ended June 30, 2011, we received share repurchase requests for 53,136 shares of our common stock, all of which were repurchased for an aggregate of $501,000 at an average repurchase price of $9.44 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

As of June 30, 2012 and December 31, 2011, we had received share repurchase requests for 315,242 shares of our common stock, all of which were repurchased for an aggregate of $3,022,000 at an average price of $9.59 per share and 148,802 shares of our common stock, all of which were repurchased for an aggregate of $1,408,000 at an average price of $9.46 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended June 30, 2012 and 2011, we recognized compensation expense of $16,000 and $27,000, respectively, and for the six months ended June 30, 2012 and 2011, we recognized compensation expense of $33,000 and $38,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2012 and 2011, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2012 and December 31, 2011, there was $112,000 and $145,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.00 years.

As of June 30, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $135,000 and $165,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2012 and December 31, 2011, and the changes for the six months ended June 30, 2012, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value

Balance — December 31, 2011	16,500	$10.00
Granted	—	—
Vested	(3,000)	$10.00
Forfeited	—	—

Balance — June 30, 2012	13,500	$10.00

Expected to vest — June 30, 2012	13,500	$10.00

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:

Derivative financial instruments	$—	$871,000	$—	$871,000
Contingent consideration obligations	—	—	3,580,000	3,580,000

Total liabilities at fair value	$—	$871,000	$3,580,000	$4,451,000

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

There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2012 and 2011.

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

Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Contingent Consideration

On July 27, 2010, we purchased Pocatello East Medical Office Building and in connection with such purchase we accrued $70,000 as a contingent consideration obligation as of June 30, 2012. Such payment will be a function of the annual increase in net operating income of the property as a result of new leasing, less leasing commissions and tenant improvements within 24 months of the date of acquisition. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us. We have based the valuation on actual leases signed and have assumed no additional leasing would result in additional payments.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On April 13, 2011, we purchased Yuma Skilled Nursing Facility and in connection with such purchase we accrued $1,000,000 as a contingent consideration obligation as of June 30, 2012. Such payment will be made to the seller upon receipt of notification within three years of the acquisition date that (i) the tenant has achieved a certain specified lease coverage ratio for two consecutive calendar quarters and (ii) that the tenant has completed an estimated $3,500,000 renovation project. The payment will be either $0 or $1,500,000. We have assumed that the criteria above will be met and as of June 30, 2012, we have made payments of $500,000 towards this obligation. In July 2012 we paid the remaining $1,000,000 obligation.

On June 30, 2011, we purchased Philadelphia SNF Portfolio and in connection with such purchase we accrued $1,477,000 as a contingent consideration obligation as of June 30, 2012. An estimated $1,439,000 of such amount will be paid upon receipt of notification within six years of the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment, however such payment is limited by the tenant’s rent coverage ratio and will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the criteria above will be met and we will receive notification approximately 2.5 years from the date of acquisition. We have also assumed a capitalization rate of 9.75% and applied a discount factor of 11.0%.

In addition, in connection with the purchase of Philadelphia SNF Portfolio, we accrued $1,033,000 as a contingent consideration obligation as of June 30, 2012. Up to $2,500,000 of such contingent consideration will be paid within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000. We have assumed that the criteria above will be met and as of June 30, 2012, we have made payments of $1,467,000 towards this obligation.

On July 11, 2011, we purchased Maxfield Medical Office Building and in connection with such purchase we accrued $656,000 as a contingent consideration obligation as of December 31, 2011. Such consideration will be paid to the seller if, within 12 months of the acquisition date, the seller is able to lease approximately 4,000 square feet of GLA to a tenant. Such payment will be a function of the annual increase in net operating income of the property as a result of such lease, less leasing commissions, tenant improvements and rent abatement, if any. There is no minimum or maximum required payment, however such payment is limited by the new tenant’s rental rate and will result in additional rental revenue to us. As of June 30, 2012, we have assumed that there is no probability that the criteria above will be met by July 11, 2012 and have not accrued any contingent consideration obligations with respect to Maxfield Medical Office Building.

On December 22, 2011, we purchased Sierra Providence East Medical Plaza I and in connection with such purchase we recognized $115,000 as a contingent consideration asset as of December 31, 2011. We would have received such consideration to the extent a tenant in approximately 2,000 square feet of GLA did not pay their rental payments to us over the remaining term of their lease, which would have expired in April 2014. In May 2012, a new tenant assumed the existing lease and pursuant to the agreement with the seller, the remaining funds held in escrow of $113,000 were released to the seller.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration asset and obligations for three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Contingent Consideration Asset:

Beginning balance	$50,000	$—	$115,000	$—
Realized/unrealized gains (losses) recognized in earnings	(48,000)	—	(113,000)	—
Settlement of asset	(2,000)	—	(2,000)	—

Ending balance	$—	$—	$—	$—

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:

Beginning balance	$4,844,000	$—	$6,058,000	$—
Realized/unrealized (gains) losses recognized in earnings	(78,000)	—	(511,000)	—
Settlements of obligations	(1,186,000)	—	(1,967,000)	—

Ending balance	$3,580,000	$—	$3,580,000	$—

Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses relating to obligations still held	$(78,000)	$—	$(511,000)	$—

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.

Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, accounts receivable due from affiliate, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the unsecured line of credit.

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

The fair value of the mortgage loans payable and the unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2012 and December 31, 2011, the fair value of the mortgage loans payable was $240,270,000 and $81,028,000, respectively, compared to the carrying value of $220,503,000 and $80,466,000, respectively. The fair value of the unsecured line of credit as of June 30, 2012 was $59,931,000 compared to a carrying value of $60,000,000. The fair value of the lines of credit as of December 31, 2011 was $0 compared to the carrying value of $0. We have determined that the mortgage loans payable and the line of credit valuations are classified as Level 2 within the fair value hierarchy.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Business Combinations

2012

For the six months ended June 30, 2012, we completed 10 acquisitions comprising 33 buildings and 1,343,000 square feet of GLA. The aggregate purchase price was $377,342,000, plus closing costs and acquisition fees of $11,322,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2012, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Southeastern SNF Portfolio	$9,075,000	$3,236,000
FLAGS MOB Portfolio	$1,512,000	$(328,000)
Spokane MOB	$1,704,000	$192,000
Centre Medical Plaza	$531,000	$23,000
Gulf Plains MOB Portfolio	$390,000	$157,000
Midwestern MOB Portfolio	$203,000	$(29,000)
Texarkana MOB	$40,000	$5,000
Greeley MOB	$43,000	$29,000
Columbia MOB	$13,000	$8,000
Ola Nalu MOB Potfolio	$39,000	$27,000

The following summarizes the fair value of our 10 acquisitions at the time of acquisition. We present separately the one individually significant acquisition during the six months ended June 30, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the six months ended June 30, 2012.

	Southeastern SNF Portfolio	Other 2012 Acquisitions

Building and improvements	$123,175,000	$161,773,000
Land	15,009,000	14,611,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	13,020,000
Tenant relationships	15,271,000	18,587,000
Leasehold interest	—	3,614,000
Master leases	—	42,000
Defeasible interest	—	623,000
Above market leases	—	4,054,000

Total assets acquired	175,952,000	216,324,000

Mortgage loans payable, net	(92,611,000)	(49,632,000)
Below market leases	—	(752,000)
Above market leasehold interest	—	(225,000)
Other liabilities	—	(3,980,000)

Total liabilities assumed	(92,611,000)	(54,589,000)

Net assets acquired	$83,341,000	$161,735,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three and six months ended June 30, 2012 and 2011, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$24,952,000	$23,106,000	$49,324,000	$36,842,000
Net income (loss)	$3,371,000	$(7,867,000)	$8,156,000	$(4,656,000)
Net income (loss) attributable to controlling interest	$3,371,000	$(7,868,000)	$8,156,000	$(4,657,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$(0.14)	$0.09	$(0.09)

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

2011

For the six months ended June 30, 2011, we completed nine acquisitions comprising 28 buildings and 988,000 square feet of GLA. The aggregate purchase price was $218,043,000, plus closing costs and acquisition fees of $10,998,000, $8,275,000 of which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and $2,723,000 of which is capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2011 for the periods subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2011, we recognized the following amounts of revenues and net income for the acquisitions:

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Dixie-Lobo Medical Office Building Portfolio	Milestone Medical Office Building Portfolio	Philadelphia SNF Portfolio		Other 2011 Acquisitions

Land	$—	$495,000	$4,747,000		$4,386,000
Building and improvements	22,192,000	32,744,000	68,418,000		55,580,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		5,566,000
Tenant relationships	2,808,000	2,531,000	—		4,534,000
Leasehold interest	3,449,000	5,301,000	—		1,521,000
Master lease	—	580,000	—		21,000
Above market leases	—	804,000	—		408,000

Total assets acquired	30,131,000	44,974,000	80,556,000		72,016,000

Mortgage loans payable, net	(23,320,000)	—	—		(5,516,000)
Below market leases	—	(34,000)	—		(134,000)
Other liabilities	—	—	(4,056,000	)(1)	(1,500,000	)(2)

Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(7,150,000)

Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$64,866,000

(1)	Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration in connection with the purchase of Philadelphia SNF Portfolio. For a further discussion, see Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration.
(2)	Included in other liabilities is $1,500,000 accrued for as contingent consideration in connection with the purchase of Yuma Skilled Nursing Facility. For a further discussion, see Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration.

Assuming the property acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three and six months ended June 30, 2011, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues	$11,677,000	$23,275,000
Net income	$1,504,000	$3,573,000
Net income attributable to controlling interest	$1,504,000	$3,572,000
Net income per common share attributable to controlling interest — basic and diluted	$0.04	$0.10

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Segment Reporting

As of June 30, 2012, we evaluated our business and made resource allocations based on three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012. There are no intersegment sales or transfers.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2012 and 2011 is as follows:

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Three Months Ended June 30, 2012

Revenue:
Rental income	$10,657,000	$2,200,000	$8,950,000	$21,807,000

Expenses:
Rental expenses	3,902,000	203,000	665,000	4,770,000

Segment net operating income	$6,755,000	$1,997,000	$8,285,000	$17,037,000

Expenses:
General and administrative				2,511,000
Acquisition related expenses				4,582,000
Depreciation and amortization				7,981,000

Income from operations				1,963,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(3,134,000)
Loss in fair value of derivative financial instruments				(47,000)
Interest income				3,000

Net loss				$(1,215,000)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Three Months Ended June 30, 2011

Revenue:
Rental income	$5,020,000	$1,828,000	$1,827,000	$8,675,000

Expenses:
Rental expenses	1,546,000	147,000	124,000	1,817,000

Segment net operating income	$3,474,000	$1,681,000	$1,703,000	$6,858,000

Expenses:
General and administrative				1,458,000
Acquisition related expenses				7,236,000
Depreciation and amortization				3,274,000

Loss from operations				(5,110,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(1,473,000)
Loss in fair value of derivative financial instruments				(299,000)
Interest income				2,000

Net loss				$(6,880,000)

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Six Months Ended June 30, 2012

Revenue:
Rental income	$18,752,000	$4,397,000	$17,387,000	$40,536,000

Expenses:
Rental expenses	6,382,000	409,000	1,281,000	8,072,000

Segment net operating income	$12,370,000	$3,988,000	$16,106,000	$32,464,000

Expenses:
General and administrative				4,818,000
Acquisition related expenses				11,152,000
Depreciation and amortization				14,964,000

Income from operations				1,530,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(6,199,000)
Loss in fair value of derivative financial instruments				(52,000)
Interest income				7,000

Net loss				$(4,714,000)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Six Months Ended June 30, 2011

Revenue:
Rental income	$8,144,000	$3,536,000	$3,002,000	$14,682,000

Expenses:
Rental expenses	2,546,000	283,000	191,000	3,020,000

Segment net operating income	$5,598,000	$3,253,000	$2,811,000	$11,662,000

Expenses:
General and administrative				2,379,000
Acquisition related expenses				8,785,000
Depreciation and amortization				5,476,000

Loss from operations				(4,978,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense				(2,568,000)
Loss in fair value of derivative financial instruments				(225,000)
Interest income				6,000

Net loss				$(7,765,000)

Assets by reportable segments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Medical office buildings	$434,400,000	$218,232,000
Hospitals	76,397,000	77,081,000
Skilled nursing facilities	336,537,000	151,081,000
All other	16,072,000	52,758,000

Total assets	$863,406,000	$499,152,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Based on leases in effect as of June 30, 2012, we owned properties in two states for which each state accounted for 10.0% or more of our annualized base rent. Georgia accounted for 16.0% of our annualized base rent and Texas accounted for 14.3% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of June 30, 2012, our three reportable business segments, medical office buildings, hospitals and skilled nursing facilities, accounted for 50.8%, 9.4% and 39.9%, respectively, of our annualized base rent. As of June 30, 2012, one of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2012 Annual Base Rent(1)	Percentage of 2012 Annual Base Rent	Property	GLA (Square Feet)	Lease Expiration Date

Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$15,818,000	20.8%	Southeastern SNF Portfolio	454,000	01/31/27

(1)	Annualized base rent is based on contractual base rent from the lease in effect as of June 30, 2012. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of June 30, 2012 and 2011, there were 13,500 shares and 19,500 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

18. Subsequent Events

Status of our Offering

As of August 3, 2012, we had received and accepted subscriptions in our offering for 73,687,230 shares of our common stock, or $735,201,000, excluding shares of our common stock issued pursuant to the DRIP.

Share Repurchases

In July 2012, we repurchased 75,396 shares of our common stock, for an aggregate amount of $727,000, under our share repurchase plan.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisitions

Subsequent to June 30, 2012, we completed five acquisitions comprising eight buildings from unaffiliated parties. The aggregate purchase price of these properties was $50,918,000 and we paid $1,324,000 in acquisition fees to our advisor entities or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to June 30, 2012:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Line of Credit(2)	Acquisition Fee(3)

Ola Nalu MOB Portfolio	New Port Richey, FL	Medical Office	07/11/12	100%	$5,968,000	$—	$4,000,000	$155,000

Midwestern MOB Portfolio	Naperville and Urbana, IL	Medical Office	07/19/12 and 08/14/12	100%	21,000,000	14,031,000	2,000,000	546,000

Silver Star MOB	Killeen, Temple and Rowlett, TX	Medical Office	07/19/12	100%	12,350,000	—	12,650,000	321,000

Shelbyville MOB	Shelbyville, TN	Medical Office	07/26/12	100%	6,800,000	—	6,800,000	177,000

Jasper MOB III	Jasper, GA	Medical Office	08/08/12	100%	4,800,000	—	—	125,000

Total					$50,918,000	$14,031,000	$25,450,000	$1,324,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under the unsecured line of credit at the time of acquisition. We periodically advance funds and pay down the unsecured line of credit as needed.
(3)	Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2012 and December 31, 2011, together with our results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.

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

We are currently conducting a best efforts initial public offering, or our offering, in which we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our initial public offering until the earlier of February 20, 2013 or the date on which the maximum offering amount has been sold. As of June 30, 2012, we had received and accepted subscriptions in our initial offering for 67,290,488 shares of our common stock, or $671,492,000, excluding shares of our common stock issued pursuant to the DRIP.

On June 6, 2012, we filed a Registration Statement on Form S-11 (Registration No. 333-181928) with the SEC with respect to a proposed follow-on public offering, or our follow-on offering, of up to $1,500,000,000 of shares of our common stock and up to $150,000,000 of shares of our common stock to be offered for sale pursuant to the DRIP. We have not issued any shares under this registration statement as it has not yet been declared effective by the SEC.

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

On November 7, 2011, our independent directors determined that it was in the best interests of our company and its stockholders to transition advisory and dealer manager services rendered to us by affiliates of Grubb & Ellis and to engage American Healthcare Investors and Griffin Capital as replacement co-sponsors. As a result, on November 7, 2011, we notified our former advisor that we terminated the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty; however, certain rights and obligations of the parties would survive during a 60-day transition period and beyond.

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

As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement, as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.

American Healthcare Investors and Griffin Capital agreed to pay the majority of the expenses we incurred in connection with the transition to our co-sponsors.

We currently operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. As of June 30, 2012, we had completed 35 acquisitions comprising 89 buildings and approximately 3,330,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $815,967,000.

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

Acquisitions in 2012 and 2011

For a discussion of our acquisitions for the six months ended June 30, 2012 and 2011, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to June 30, 2012, see Note 18, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.

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

Scheduled Lease Expirations

As of June 30, 2012, our consolidated properties were 96.1% occupied. During the remainder of 2012, 1.5% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of June 30, 2012, our remaining weighted average lease term is 8.8 years.

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

Results of Operations

Our operating results for the three and six months ended June 30, 2012 and 2011 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisition of such properties.

As of June 30, 2012, we operate through three reportable business segments — medical office buildings, hospitals and skilled nursing facilities. Except where otherwise noted, the change in our results of operations is primarily due to our 35 acquisitions as of June 30, 2012 as compared to 22 acquisitions as of June 30, 2011. As of June 30, 2012 and 2011, we owned the following types of properties:

	As of June 30,
	2012			2011
	Number of Acquisitions	Aggregate Purchase Price	Leased %	Number of Acquisitions	Aggregate Purchase Price	Leased %

Medical office buildings	26	$427,572,000	93.4%	15	$201,690,000	94.1%
Hospitals	4	77,895,000	100%	3	65,795,000	100%
Skilled nursing facilities	5	310,500,000	100%	4	144,000,000	100%

Total/Weighted Average	35	$815,967,000	96.1%	22	$411,485,000	96.9%

Rental Income

For the three months ended June 30, 2012 and 2011, rental income was $21,807,000 and $8,675,000, respectively, and was primarily comprised of base rent of $16,772,000 and $6,767,000, respectively, and expense recoveries of $3,503,000 and $1,334,000, respectively. For the six months ended June 30, 2012 and 2011, rental income was $40,536,000 and $14,682,000, respectively, and was primarily comprised of base rent of $31,508,000 and $11,528,000, respectively, and expense recoveries of $6,029,000 and $2,132,000, respectively.

Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Medical office buildings	$10,657,000	$5,020,000	$18,752,000	$8,144,000
Hospitals	2,200,000	1,828,000	4,397,000	3,536,000
Skilled nursing facilities	8,950,000	1,827,000	17,387,000	3,002,000

Total	$21,807,000	$8,675,000	$40,536,000	$14,682,000

Rental Expenses

For the three months ended June 30, 2012 and 2011, rental expenses were $4,770,000 and $1,817,000, respectively. For the six months ended June 30, 2012 and 2011, rental expenses were $8,072,000 and $3,020,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Real estate taxes	$2,459,000	$795,000	$3,962,000	$1,285,000
Building maintenance	706,000	350,000	1,253,000	619,000
Utilities	638,000	283,000	1,159,000	479,000
Property management fees—affiliates	444,000	193,000	808,000	313,000
Administration	152,000	75,000	272,000	139,000
Insurance	93,000	44,000	175,000	65,000
Amortization of leasehold interests	62,000	31,000	121,000	36,000
Other	216,000	46,000	322,000	84,000

Total	$4,770,000	$1,817,000	$8,072,000	$3,020,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011

Medical office buildings	$3,902,000	36.6%	$1,546,000	30.8%	$6,382,000	34.0%	$2,546,000	31.3%
Hospitals	203,000	9.2%	147,000	8.0%	409,000	9.3%	283,000	8.0%
Skilled nursing facilities	665,000	7.4%	124,000	6.8%	1,281,000	7.4%	191,000	6.4%

Total/Weighted Average	$4,770,000	21.9%	$1,817,000	20.9%	$8,072,000	19.9%	$3,020,000	20.6%

Overall, as compared to 2011, the percentage of rental expenses as a percentage of revenue in 2012 remained relatively consistent as our percentage of medical office buildings, based on purchase price, remained relatively consistent at 52.4% and 49.0%, respectively, as of June 30, 2012 and 2011.

General and Administrative

For the three months ended June 30, 2012 and 2011, general and administrative was $2,511,000 and $1,458,000, respectively. For the six months ended June 30, 2012 and 2011, general and administrative was $4,818,000 and $2,379,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Asset management fees—affiliates	$1,448,000	$656,000	$2,705,000	$1,096,000
Professional and legal fees	493,000	252,000	1,055,000	463,000
Transfer agent services	224,000	—	435,000	—
Board of directors fees	71,000	73,000	168,000	133,000
Bank charges	53,000	23,000	94,000	41,000
Directors’ and officers’ liability insurance	42,000	44,000	84,000	88,000
Bad debt expense	77,000	231,000	77,000	245,000
Franchise taxes	30,000	18,000	62,000	73,000
Postage and delivery	38,000	48,000	57,000	59,000
Restricted stock compensation	16,000	27,000	33,000	38,000
Transfer agent services — former affiliate	—	80,000	10,000	129,000
Other	19,000	6,000	38,000	14,000

Total	$2,511,000	$1,458,000	$4,818,000	$2,379,000

The increase in general and administrative is primarily the result of purchasing additional properties in 2012 and thus incurring higher asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

Acquisition Related Expenses

For the three months ended June 30, 2012 and 2011, we incurred acquisition related expenses of $4,582,000 and $7,236,000 respectively. For the three months ended June 30, 2012 and 2011, acquisition related expenses related primarily to expenses associated with our seven and six acquisitions, respectively, completed during each period, including acquisition fees of $0 and $4,969,000, respectively, incurred to our former advisor or its affiliates and acquisition fees of $3,759,000 and $0, respectively, incurred to our sub-advisor or its affiliates. The decrease in acquisition related expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is due to purchasing $144,542,000 in acquisitions in 2012 as compared to $180,670,000 in acquisitions in 2011.

For the six months ended June 30, 2012 and 2011, we incurred acquisition related expenses of $11,152,000 and $8,785,000 respectively. For the six months ended June 30, 2012 and 2011, acquisition related expenses related primarily to expenses associated with our 10 and nine acquisitions, respectively, completed during each period, including acquisition fees of $4,579,000 and $5,992,000, respectively, incurred to our former advisor or its affiliates and acquisition fees of $5,483,000 and $0, respectively, incurred to our sub-advisor or its affiliates. The increase in acquisition related expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is due to purchasing $377,342,000 in acquisitions in 2012 as compared to $218,043,000 in acquisitions in 2011.

Depreciation and Amortization

For the three months ended June 30, 2012 and 2011, depreciation and amortization was $7,981,000 and $3,274,000, respectively, and consisted primarily of depreciation on our operating properties of $5,302,000 and $2,124,000, respectively, and amortization on our identified intangible assets of $2,656,000 and $1,143,000, respectively.

For the six months ended June 30, 2012 and 2011, depreciation and amortization was $14,964,000 and $5,476,000, respectively, and consisted primarily of depreciation on our operating properties of $10,073,000 and $3,568,000, respectively, and amortization on our identified intangible assets of $4,852,000 and $1,899,000, respectively.

Interest Expense

For the three months ended June 30, 2012 and 2011, interest expense including loss in fair value of derivative financial instruments was $3,181,000 and $1,772,000, respectively. For the six months ended June 30, 2012 and 2011, interest expense including loss in fair value of derivative financial instruments was $6,251,000 and $2,793,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest expense — mortgage loans payable and derivative financial instruments	$2,711,000	$1,117,000	$4,931,000	$1,895,000
Amortization of deferred financing costs — mortgage loans payable	173,000	166,000	399,000	293,000
Loss on extinguishment of debt — write-off of deferred financing costs	17,000	—	17,000	42,000
Amortization of debt discount and (premium), net	(238,000)	(22,000)	(391,000)	(13,000)
Interest expense — lines of credit	219,000	112,000	745,000	173,000
Amortization of deferred financing costs — lines of credit	252,000	100,000	498,000	178,000
Loss in fair value of our derivative financial instruments	47,000	299,000	52,000	225,000

Total	$3,181,000	$1,772,000	$6,251,000	$2,793,000

Interest Income

For the three months ended June 30, 2012 and 2011, we had interest income of $3,000 and $2,000, respectively, and for the six months ended June 30, 2012 and 2011, we had interest income of $7,000 and $6,000, respectively, related to interest earned on funds held in cash accounts.

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

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $6,113,000 to pay interest on our outstanding indebtedness in the remaining six months of 2012, based on interest rates in effect as of June 30, 2012. In addition, we estimate that we will require $21,527,000 to pay principal on our outstanding indebtedness in the remaining six months of 2012. In addition, we require resources to make certain payments to our advisor entities and their affiliates, which during our offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.

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

Based on the properties we owned as of June 30, 2012, we estimate that our expenditures for capital improvements and tenant improvements will require up to $2,457,000 for the remaining six months of 2012. As of June 30, 2012, we had $5,987,000 of restricted cash in loan impounds and reserve accounts available for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by (used in) operating activities for the six months ended June 30, 2012 and 2011 were $7,603,000 and $(892,000), respectively. For the six months ended June 30, 2012, cash flows provided by operating activities primarily related to the cash flows from our property acquisitions, partially offset by the payment of acquisition related expenses and general and administrative expenses. For the six months ended June 30, 2011, cash flows used in operating activities primarily related to the payment of acquisition related expenses and general and administrative expenses, partially offset by the cash flows provided by our property acquisitions. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were $250,121,000 and $192,922,000, respectively. For the six months ended June 30, 2012, cash flows used in investing activities related to the acquisition of our properties in the amount of $241,736,000, capital expenditures of $1,486,000 and an increase in restricted cash in the amount of $11,099,000, partially offset by a reduction of $4,200,000 in real estate and escrow deposits which were applied towards the purchase of real estate. For the six months ended June 30, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $192,366,000 and capital expenditures of $1,192,000, offset by a decrease in real estate and escrow deposits for the purchase of real estate in the amount of $499,000. We anticipate cash flows used in investing activities to increase as we purchase additional properties.

Cash flows provided by financing activities for the six months ended June 30, 2012 and 2011 were $212,298,000 and $196,720,000, respectively. For the six months ended June 30, 2012, such cash flows related primarily to funds raised from investors in our offering in the amount of $191,675,000, net borrowings under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, and our unsecured revolving credit facility with Bank of America, or the unsecured line of credit, or collectively the lines of credit, in the amount of $60,000,000 and borrowings on our mortgage loans payable in the amount of $9,500,000, partially offset by principal payments on our mortgage loans payable in the amount of $11,315,000, the payment of offering costs of $21,156,000 and distributions of $9,145,000. Additional cash outflows related to deferred financing costs of $3,475,000 in connection with the debt financing for our acquisitions, share repurchases of $1,814,000 and contingent consideration associated with some of our acquisitions in the amount of $1,967,000. Of the $11,315,000 in payments on our mortgage loans payable, $9,771,000 relects the early extinguishment of a mortgage loan payable on Virginia Skilled Nursing Facility Portfolio. For the six months ended June 30, 2011, such cash flows related primarily to funds raised from investors in our offering in the amount of $140,231,000, borrowings on our mortgage loans payable in the amount of $27,700,000 and net borrowings under our secured revolving credit facilities with Bank of America and KeyBank in the amount of $81,339,000, partially offset by principal payments on our mortgage loans payable in the amount of $31,466,000, the payment of offering costs of $15,093,000 and distributions of $3,214,000. Additional cash outflows related to deferred financing costs of $2,308,000 in connection with the debt financing for our acquisitions. Of the $31,466,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand and $17,039,000 reflects an early payment made on a $26,810,000 bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings from our line of credit with KeyBank. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties. For a further discussion of our lines of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.

Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on September 30, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through September 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the six months ended June 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Six Months Ended
	June 30,
	2012		2011

Distributions paid in cash	$9,145,000		$3,214,000
Distributions reinvested	8,649,000		3,121,000

	$17,794,000		$6,335,000

Sources of distributions:
Cash flows from operations	$7,603,000	42.7%	$—	—%
Offering proceeds	10,191,000	57.3%	6,335,000	100%

	$17,794,000	100%	$6,335,000	100%

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

As of June 30, 2012, we had an amount payable of $977,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of June 30, 2012, no amounts due to our former advisor, our advisor entities or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our offering, funds from our co-sponsors or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Six Months Ended
	June 30,
	2012		2011

Distributions paid in cash	$9,145,000		$3,214,000
Distributions reinvested	8,649,000		3,121,000

	$17,794,000		$6,335,000

Sources of distributions:
FFO	$10,244,000	57.6%	$—	—%
Offering proceeds	7,550,000	42.4%	6,335,000	100%

	$17,794,000	100%	$6,335,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.

Financing

We anticipate that after an initial phase of operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock), our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2012, our borrowings were 33.1% of our properties’ combined fair market values, as defined.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 14, 2012 and June 30, 2012, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.

Lines of Credit

For a discussion of the lines of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2012, we had $179,744,000 ($191,162,000, net of discount and premium) of fixed rate debt and $29,595,000 ($29,341,000, net of discount and premium) of variable rate debt outstanding secured by our properties. As of June 30, 2012, we had $60,000,000 outstanding under the unsecured line of credit.

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2012, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.80% per annum.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the unsecured line of credit, (ii) interest payments on our mortgage loans payable, the unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of June 30, 2012:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2012)		(2013-2014)	(2015-2016)	(after 2017)	Total

Principal payments — fixed rate debt	$5,834,000		$25,571,000	$27,823,000	$120,516,000	$179,744,000
Interest payments — fixed rate debt	4,628,000		16,935,000	13,819,000	59,840,000	95,222,000
Principal payments — variable rate debt	15,693,000	(1)	694,000	67,009,000	6,199,000	89,595,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2012)	1,337,000		4,917,000	1,433,000	219,000	7,906,000
Interest payments — fixed rate interest rate swap (based on rates in effect as of June 30, 2012)	148,000		317,000	50,000	—	515,000
Ground lease obligations	179,000		639,000	661,000	22,089,000	23,568,000

Total	$27,819,000		$49,073,000	$110,795,000	$208,863,000	$396,550,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $2,850,000 ($2,596,000, net of discount and premium) secured by Center for Neurosurgery and Spine as of June 30, 2012 has a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $100,000, $294,000, $221,000 and $217,000 in 2012, 2013-2014, 2015-2016 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2012 and 2011. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offering, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our former advisor, our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our former advisor, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(1,215,000)	$(6,880,000)	$(4,714,000)	$(7,765,000)
Add:
Depreciation and amortization — consolidated properties	7,981,000	3,274,000	14,964,000	5,476,000
Less:
Net (income) loss attributable to noncontrolling interests	—	(1,000)	—	(1,000)
Depreciation and amortization related to noncontrolling interests	(3,000)	(3,000)	(6,000)	(5,000)

FFO	$6,763,000	$(3,610,000)	$10,244,000	$(2,295,000)

Add:
Acquisition related expenses(a)	$4,582,000	$7,236,000	$11,152,000	$8,785,000
Amortization of above and below market leases(b)	349,000	80,000	528,000	125,000
Loss in fair value of derivative financial instruments(c)	47,000	299,000	52,000	225,000
Loss on extinguishment of debt(d)	17,000	—	17,000	42,000
Change in deferred rent receivables related to noncontrolling interests(e)	1,000	—	1,000	1,000
Less:
Change in deferred rent receivables(e)	(1,563,000)	(464,000)	(2,971,000)	(913,000)

MFFO	$10,196,000	$3,541,000	$19,023,000	$5,970,000

Weighted average common shares outstanding — basic and diluted	62,579,602	25,543,273	57,303,885	21,864,450

Net loss per common share — basic and diluted	$(0.02)	$(0.27)	$(0.08)	$(0.36)

FFO per common share — basic and diluted	$0.11	$(0.14)	$0.18	$(0.10)

MFFO per common share — basic and diluted	$0.16	$0.14	$0.33	$0.27

(a)	In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our former advisor, our advisor entities or their affiliates and third parties, as well as gains and losses on contingent consideration in connection with acquisitions. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, all paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows.

(b)	Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.
(c)	Under GAAP, we are required to record our derivative financial instruments at fair value at each reporting period. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(d)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.
(e)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, provide insight on the expected contractual cash flows of such lease terms, and align results with our analysis of operating performance.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(1,215,000)	$(6,880,000)	$(4,714,000)	$(7,765,000)
Add:
General and administrative	2,511,000	1,458,000	4,818,000	2,379,000
Acquisition related expenses	4,582,000	7,236,000	11,152,000	8,785,000
Depreciation and amortization	7,981,000	3,274,000	14,964,000	5,476,000
Interest expense	3,181,000	1,772,000	6,251,000	2,793,000
Less:
Interest income	(3,000)	(2,000)	(7,000)	(6,000)

Net operating income	$17,037,000	$6,858,000	$32,464,000	$11,662,000

Subsequent Events

For a discussion of subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

The table below presents, as of June 30, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt—principal payments	$5,834,000	$3,327,000	$22,244,000	$12,741,000	$15,082,000	$120,516,000	$179,744,000	$220,644,000
Weighted average interest rate on maturing debt	5.75%	5.42%	5.74%	5.27%	6.08%	5.07%	5.28%	—
Variable rate debt — principal payments	$15,693,000	$343,000	$351,000	$60,359,000	$6,650,000	$6,199,000	$89,595,000	$79,557,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2012)	3.91%	2.87%	2.87%	3.44%	3.09%	2.64%	3.44%	—

Mortgage loans payable were $209,339,000 ($220,503,000, net of discount and premium) as of June 30, 2012. As of June 30, 2012, we had 21 fixed rate and four variable rate mortgage loans payable with effective interest rates ranging from 1.34% to 6.60% per annum and a weighted average effective interest rate of 5.02% per annum. As of June 30, 2012, we had $179,744,000 ($191,162,000, net of discount and premium) of fixed rate debt, or 85.9% of mortgage loans payable, at a weighted average effective interest rate of 5.28% per annum and $29,595,000 ($29,341,000, net of discount and premium) of variable rate debt, or 14.1% of mortgage loans payable, at a weighted average effective interest rate of 3.42% per annum. In addition, as of June 30, 2012, we had $60,000,000 outstanding under the unsecured line of credit, at a weighted-average interest rate of 3.45% per annum.

As of June 30, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.80% per annum. $2,850,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $2,850,000 principal balance is reflected in the 2012 column above.

An increase in the variable interest rate on the unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of June 30, 2012, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall interest expense on the unsecured line of credit and variable mortgage loans payables by $368,000, or 6.5%.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 15, 2012, except as noted below.

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

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on September 30, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through September 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the six months ended June 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Six Months Ended June 30,
	2012		2011

Distributions paid in cash	$9,145,000		$3,214,000
Distributions reinvested	8,649,000		3,121,000

	$17,794,000		$6,335,000

Sources of distributions:
Cash flows from operations	$7,603,000	42.7%	$—	—%
Offering proceeds	10,191,000	57.3%	6,335,000	100%

	$17,794,000	100%	$6,335,000	100%

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

As of June 30, 2012, we had an amount payable of $977,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of June 30, 2012, no amounts due to our former advisor, our advisor entities or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Six Months Ended June 30,
	2012		2011

Distributions paid in cash	$9,145,000		$3,214,000
Distributions reinvested	8,649,000		3,121,000

	$17,794,000		$6,335,000

Sources of distributions:
FFO	$10,244,000	57.6%	$—	—%
Offering proceeds	7,550,000	42.4%	6,335,000	100%

	$17,794,000	100%	$6,335,000	100%

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

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.

As of June 30, 2012, one of our tenants accounted for 20.0% or more of our annual base rent, Warsaw Road, L.P. (Wellington Healthcare Services, L.P.). The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.

We have financed and will continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the real estate investment trust, or REIT, tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to stockholders will be adversely affected.

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

Use of Public Offering Proceeds

Our Registration Statement on Form S-11 (File No. 333-158111), registering our initial public offering of up to 330,000,000 shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on August 24, 2009. Pursuant to our Registration Statement on Form S-11, we are offering to the public up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $3,285,000,000, or our offering. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

As of June 30, 2012, we had received and accepted subscriptions in our offering for 67,290,488 shares of our common stock, or $671,492,000, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2012, a total of $19,451,000 in distributions were reinvested and 2,047,474 shares of our common stock were issued pursuant to the DRIP.

As of June 30, 2012, we had incurred selling commissions of $33,012,000, dealer manager fees of $14,517,000 and other offering expenses of $6,729,000 to our former affiliates or to our sub-advisor in connection with our offering. In addition, as of June 30, 2012, we had incurred selling commissions of $12,737,000 and dealer manager fees of $5,572,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our offering. The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 10.8% as of June 30, 2012 and will not exceed 11.0% in the aggregate. As of June 30, 2012, net offering proceeds were $618,376,000, including proceeds from the DRIP and after deducting offering expenses.

As of June 30, 2012, $132,000 remained payable to Griffin-American Healthcare REIT Sub-Advisor, LLC, or our sub-advisor, for offering related costs.

As of June 30, 2012, we had used $474,100,000 in proceeds from our offering to acquire properties from unaffiliated parties, $22,182,000 to pay acquisition related expenses to affiliated parties, $13,388,000 for lender required restricted cash accounts to unaffiliated parties, $7,913,000 for deferred financing costs to unaffiliated parties, $6,666,000 to pay acquisition related expenses to unaffiliated parties, $66,989,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $3,350,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

During the three months ended June 30, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 to April 30, 2012	55,556	$9.83	55,556	(2)
May 1, 2012 to May 31, 2012	—	$—	—	(2)
June 1, 2012 to June 30, 2012	—	$—	—	(2)

Total/Weighted Average	55,556	$9.83	55,556

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009.
(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Griffin-American Healthcare REIT II, Inc.
(Registrant)

August 14, 2012	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

August 14, 2012	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7	Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1	Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit B to Supplement No. 4 dated June 18, 2012 to our Prospectus dated January 9, 2012 (File No. 333-158111) filed June 19, 2012 and incorporated herein by reference)

4.3	Distribution Reinvestment Plan of Grubb & Ellis Healthcare REIT II, Inc. effective as of August 24, 2009 (included as Exhibit 4.3 to Post-Effective Amendment No. 16 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 8, 2012 and incorporated herein by reference)

4.4	Share Repurchase Plan of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 4.4 to Post-Effective Amendment No. 16 to our Registration Statement on Form S-11 (File No. 333-158111) filed June 8, 2012 and incorporated herein by reference)

10.1	Indemnification Agreement by and between Griffin-American Healthcare REIT II, Inc. and Mathieu B. Streiff, effective as of May 14, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 16, 2012 and incorporated herein by reference)

10.2	Credit Agreement dated as of June 5, 2012, among Griffin-American Healthcare REIT II Holdings, LP, Griffin-American Healthcare REIT II, Inc., and Certain Subsidiaries, Bank of America, N.A., KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.3	Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.4	Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of KeyBank National Association (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.5	Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of Comerica Bank (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.6	Revolving Note dated June 7, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of RBS Citizens N.A. (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 8, 2012 and incorporated herein by reference)

10.7	Form of Subsidiary Guaranty Joinder Agreement for the benefit of Lenders (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed July 27, 2012 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.