Form 10-Q
period 2012-09-30
Griffin-American Healthcare REIT II, Inc.
filed 2012-11-14
CIK 1455271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were 102,105,126 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

Griffin-American Healthcare REIT II, Inc.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Real estate investments, net	$915,252,000	$369,317,000
Cash and cash equivalents	10,200,000	44,682,000
Accounts and other receivables, net	6,409,000	1,763,000
Accounts receivable due from affiliate	—	121,000
Restricted cash	8,920,000	2,289,000
Real estate and escrow deposits	1,244,000	7,550,000
Identified intangible assets, net	176,721,000	66,115,000
Other assets, net	17,289,000	7,315,000

Total assets	$1,136,035,000	$499,152,000

LIABILITIES AND EQUITY

Liabilities:
Mortgage loans payable, net	$237,219,000	$80,466,000
Line of credit	148,100,000	—
Accounts payable and accrued liabilities	17,430,000	7,703,000
Accounts payable due to affiliates	1,190,000	1,111,000
Derivative financial instruments	871,000	819,000
Identified intangible liabilities, net	3,086,000	623,000
Security deposits, prepaid rent and other liabilities	34,231,000	10,950,000

Total liabilities	442,127,000	101,672,000

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 88,604,887 and 48,869,669 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	886,000	489,000
Additional paid-in capital	789,282,000	435,252,000
Accumulated deficit	(96,377,000)	(38,384,000)

Total stockholders’ equity	693,791,000	397,357,000
Noncontrolling interests (Note 12)	117,000	123,000

Total equity	693,908,000	397,480,000

Total liabilities and equity	$1,136,035,000	$499,152,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Rental income	$27,134,000	$12,504,000	$67,670,000	$27,186,000

Expenses:
Rental expenses	5,942,000	2,664,000	14,014,000	5,684,000
General and administrative	2,935,000	1,563,000	7,753,000	3,942,000
Subordinated distribution purchase (Note 2)	4,232,000	—	4,232,000	—
Acquisition related expenses	21,174,000	913,000	32,326,000	9,698,000
Depreciation and amortization	10,743,000	4,553,000	25,707,000	10,029,000

Total expenses	45,026,000	9,693,000	84,032,000	29,353,000

(Loss) income from operations	(17,892,000)	2,811,000	(16,362,000)	(2,167,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense	(3,548,000)	(2,199,000)	(9,747,000)	(4,767,000)
Loss in fair value of derivative financial instruments	—	(202,000)	(52,000)	(427,000)
Interest income	4,000	3,000	11,000	9,000

Net (loss) income	(21,436,000)	413,000	(26,150,000)	(7,352,000)

Less: net income attributable to noncontrolling interests	(2,000)	—	(2,000)	(1,000)

Net (loss) income attributable to controlling interest	$(21,438,000)	$413,000	$(26,152,000)	$(7,353,000)

Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.27)	$0.01	$(0.41)	$(0.28)

Weighted average number of common shares outstanding — basic and diluted	78,492,871	34,644,097	64,418,435	26,171,404

Distributions declared per common share	$0.17	$0.16	$0.50	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2011	48,869,669	$489,000	$435,252,000	$—	$(38,384,000)	$123,000	$397,480,000
Issuance of common stock	38,457,986	385,000	383,195,000	—	—	—	383,580,000
Offering costs	—	—	(41,281,000)	—	—	—	(41,281,000)
Issuance of common stock under the DRIP	1,539,068	15,000	14,606,000	—	—	—	14,621,000
Repurchase of common stock	(261,836)	(3,000)	(2,538,000)	—	—	—	(2,541,000)
Amortization of nonvested common stock compensation	—	—	48,000	—	—	—	48,000
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distribution to noncontrolling interest	—	—	—	—	—	(10,000)	(10,000)
Distributions declared	—	—	—	—	(31,841,000)	—	(31,841,000)
Net (loss) income	—	—	—	—	(26,152,000)	2,000	(26,150,000)

BALANCE - September 30, 2012	88,604,887	$886,000	$789,282,000	$—	$(96,377,000)	$117,000	$693,908,000

	Stockholders’ Equity
	Common Stock
	Number of		Additional	Preferred	Accumulated	Noncontrolling
	Shares	Amount	Paid-In Capital	Stock	Deficit	Interests	Total Equity

BALANCE - December 31, 2010	15,452,668	$154,000	$137,657,000	$—	$(12,571,000)	$122,000	$125,362,000
Issuance of common stock	23,946,590	240,000	238,762,000	—	—	—	239,002,000
Offering costs	—	—	(25,860,000)	—	—	—	(25,860,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	—	15,000
Issuance of common stock under the DRIP	589,330	6,000	5,593,000	—	—	—	5,599,000
Repurchase of common stock	(76,513)	(1,000)	(718,000)	—	—	—	(719,000)
Amortization of nonvested common stock compensation	—	—	38,000	—	—	—	38,000
Distribution to noncontrolling interest	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	—	(12,732,000)	—	(12,732,000)
Net (loss) income	—	—	—	—	(7,353,000)	1,000	(7,352,000)

BALANCE - September 30, 2011	39,919,575	$399,000	$355,487,000	$—	$(32,656,000)	$122,000	$323,352,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,150,000)	$(7,352,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount and premium and deferred rent receivables)	22,658,000	9,433,000
Stock based compensation	48,000	53,000
Acquisition fees paid in stock	732,000	—
Bad debt expense	106,000	250,000
Changes in fair value of contingent consideration	12,048,000	—
Changes in fair value of derivative financial instruments	52,000	427,000
Changes in operating assets and liabilities:
Accounts and other receivables	(2,005,000)	(1,092,000)
Accounts receivable due from affiliate	121,000	—
Other assets	(1,656,000)	(208,000)
Accounts payable and accrued liabilities	6,453,000	2,809,000
Accounts payable due to affiliates	423,000	306,000
Security deposits, prepaid rent and other liabilities	(3,194,000)	(361,000)

Net cash provided by operating activities	9,636,000	4,265,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(495,944,000)	(206,287,000)
Deposit for origination of note receivable	99,000	—
Capital expenditures	(2,757,000)	(2,755,000)
Restricted cash	(6,631,000)	427,000
Real estate and escrow deposits	6,306,000	(3,001,000)

Net cash used in investing activities	(498,927,000)	(211,616,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	22,818,000	27,700,000
Payments on mortgage loans payable	(29,194,000)	(55,044,000)
Borrowings under the lines of credit	498,355,000	274,116,000
Payments under the lines of credit	(350,255,000)	(240,969,000)
Proceeds from issuance of common stock	379,835,000	239,002,000
Deferred financing costs	(4,232,000)	(2,561,000)
Contingent consideration related to acquisition of real estate	(3,434,000)	—
Return of contingent consideration related to acquisition of real estate	2,000	—
Repurchase of common stock	(2,541,000)	(719,000)
Contribution from noncontrolling interest	2,000	—
Distribution to noncontrolling interest	(10,000)	(1,000)
Security deposits	18,000	48,000
Payment of offering costs	(41,331,000)	(25,535,000)
Distributions paid	(15,224,000)	(5,892,000)

Net cash provided by financing activities	454,809,000	210,145,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,482,000)	2,794,000
CASH AND CASH EQUIVALENTS — Beginning of period	44,682,000	6,018,000

CASH AND CASH EQUIVALENTS — End of period	$10,200,000	$8,812,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,153,000	$3,910,000
Income taxes	$40,000	$3,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$982,000	$650,000
Tenant improvement overage	$717,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$3,000	$87,000
Other assets	$349,000	$331,000
Mortgage loans payable, net	$163,808,000	$33,941,000
Accounts payable and accrued liabilities	$1,006,000	$235,000
Security deposits, prepaid rent and other liabilities	$16,631,000	$7,694,000
Financing Activities:
Issuance of common stock under the DRIP	$14,621,000	$5,599,000
Distributions declared but not paid	$4,635,000	$2,035,000
Accrued offering costs	$195,000	$950,000
Receivable from transfer agent	$2,731,000	$—
Accrued deferred financing costs	$—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

1. Organization and Description of Business

Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010, and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering, or our initial offering of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we are offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. See Note 18, Subsequent Events — Change to Our Initial Offering Price, for a further discussion. The United States Securities and Exchange Commission, or the SEC, declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our initial public offering until the earlier of February 20, 2013 or the date on which the maximum offering amount has been sold. As of September 30, 2012, we had received and accepted subscriptions in our initial offering for 86,267,222 shares of our common stock, or $860,687,000, excluding shares of our common stock issued pursuant to the DRIP.

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

American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.

We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of September 30, 2012, we had completed 41 acquisitions comprising 121 buildings and approximately 4,499,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,093,366,000.

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

Basis of Presentation

Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2012 and December 31, 2011 we own greater than a 99.99% general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of September 30, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Until September 14, 2012, our former advisor was a limited partner of our operating partnership and as of December 31, 2011 owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Allowance for Uncollectible Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2012 and December 31, 2011, we had $209,000 and $112,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and nine months ended September 30, 2012 and 2011, none of our receivables were directly written off to bad debt expense. As of September 30, 2012 and December 31, 2011, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended September 30, 2012 and 2011, $1,000 and $0, respectively, and for the nine months ended September 30, 2012 and 2011, $9,000 and $144,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingent Consideration

As of September 30, 2012 and December 31, 2011, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets is $22,044,000 and $6,058,000, respectively, of contingent consideration obligations in connection with our property acquisitions. As of September 30, 2012 and December 31, 2011, included in other assets in our accompanying condensed consolidated balance sheets is $0 and $115,000, respectively, of contingent consideration assets in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the three and nine months ended September 30, 2012, we have recorded a net loss on contingent consideration of $12,446,000 and $11,822,000, respectively, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations. We did not record any gains or losses with respect to contingent consideration for the three and nine months ended September 30, 2011. See Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration, for a further discussion.

Subordinated Distribution Purchase

On September 14, 2012, we and our operating partnership entered into an agreement, or the settlement agreement, with BGC Partners, Inc., or BGC Partners, which held 200 units of limited partnership interest in our operating partnership and would have been entitled to any subordinated distribution that would have been owed to our former advisor and its affiliates, including our former sponsor. Pursuant to the settlement agreement, BGC Partners transferred certain assets to us, including the 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution for consideration of $4,300,000. Notwithstanding these transfers to us, in the event of a listing event or other liquidity event, as both terms are defined in the operating partnership agreement, we will calculate a hypothetical deferred termination amount (as defined in the operating partnership agreement and based on assets acquired by us on or before January 10, 2012) for the payment of the subordinated distribution that would have been owed to our former advisor and its affiliates, including our former sponsor. If such calculation results in an amount that is greater than the $4,300,000 paid by us, then we will pay BGC Partners an amount equal to 10.0% of the difference between such calculation and the $4,300,000 paid by us. In connection with the settlement agreement, BGC Partners has agreed to release all known and unknown claims that they may have had against us and our operating partnership.

Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of September 30, 2012, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to this, we operated through three reportable business segments; however, with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. See Note 15, Segment Reporting, for a further discussion.

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

All other issued ASUs that are effective after December 31, 2011 are not expected to have a material effect on our consolidated financial statements.

3. Real Estate Investments, Net

Our investments in our consolidated properties consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Building and improvements	$854,487,000	$353,839,000
Land	86,642,000	26,326,000
Furniture, fixtures and equipment	2,668,000	1,070,000

	943,797,000	381,235,000
Less: accumulated depreciation	(28,545,000)	(11,918,000)

	$915,252,000	$369,317,000

Depreciation expense for the three months ended September 30, 2012 and 2011 was $6,766,000 and $3,120,000, respectively. In addition to the acquisitions discussed below, for the three months ended September 30, 2012 and 2011, we had capital expenditures of $1,534,000 and $1,364,000, respectively, on our medical office buildings, $398,000 and $0, respectively, on our skilled nursing facilities and $0 and $300,000, respectively, on our hospitals. We did not have any capital expenditures on our assisted living facilities for the three months ended September 30, 2012 and 2011.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $16,839,000 and $6,688,000, respectively. In addition to the acquisitions discussed below, for the nine months ended September 30, 2012 and 2011, we had capital expenditures of $3,155,000 and $2,698,000, respectively, on our medical office buildings, $905,000 and $0, respectively, on our skilled nursing facilities and $0 and $300,000, respectively, on our hospitals. We did not have any capital expenditures on our assisted living facilities for the nine months ended September 30, 2012 and 2011.

Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of September 30, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our directors, including a majority of our independent directors. For a further discussion, see footnote (5) and (6) to the table below in – Acquisitions in 2011.

Acquisitions in 2012

During the nine months ended September 30, 2012, we completed 16 acquisitions comprising 65 buildings from unaffiliated parties. The aggregate purchase price of these properties was $654,741,000 and we incurred $17,274,000 in acquisition fees to our former advisor or its affiliates and to our advisor entities or their affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the nine months ended September 30, 2012:

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit		Acquisition Fee(4)

Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	100%	$166,500,000	$83,159,000	$58,435,000	(2)	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	100%	33,800,000	17,354,000	15,600,000	(2)	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	100%	32,500,000	14,482,000	19,000,000	(2)	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	100%	24,600,000	11,933,000	6,000,000	(2)	640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	100%	19,250,000	—	16,000,000	(2)	501,000
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	05/22/12, 07/19/12 and 08/14/12	100%	30,060,000	17,728,000	6,000,000	(2)	782,000
Texarkana MOB	Texarkana, TX	Medical Office	06/14/12	100%	6,500,000	—	—		169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	100%	13,200,000	—	—		343,000
Columbia MOB	Columbia, SC	Medical Office	06/26/12	100%	6,900,000	—	—		179,000
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12 and 07/11/12	100%	71,000,000	—	64,000,000	(3)	1,846,000
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	07/19/12, 09/05/12 and 09/27/12	100%	35,400,000	—	32,750,000	(3)	920,000
Shelbyville MOB	Shelbyville, TN	Medical Office	07/26/12	100%	6,800,000	—	6,800,000	(3)	177,000
Jasper MOB	Jasper, GA	Medical Office	08/08/12 and 09/27/12	100%	13,800,000	6,275,000	—		359,000
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Assisted Living	08/24/12	100%	58,231,000	—	45,000,000	(3)	1,514,000
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	09/14/12	100%	51,200,000	—	50,000,000	(3)	1,331,000
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	09/27/12	100%	85,000,000	—	86,500,000	(3)	2,210,000

Total					$654,741,000	$150,931,000	$406,085,000		$17,274,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America and KeyBank National Association, or KeyBank, as defined in Note 8, Line of Credit, at the time of the respective acquisition. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 8, Line of Credit, for a further discussion.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(3)	Represents borrowings under our unsecured revolving line of credit, as defined in Note 8, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our unsecured revolving line of credit as needed. See Note 8, Line of Credit, for a further discussion.
(4)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Except with respect to Southeastern SNF Portfolio, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Acquisitions in 2011

During the nine months ended September 30, 2011, we completed 11 acquisitions comprising 30 buildings from unaffiliated parties. The aggregate purchase price of these properties was $237,343,000 and we incurred $6,523,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the nine months ended September 30, 2011:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Lines of Credit(2)	Acquisition Fee(3)

Columbia Long-Term Acute Care Hospital(4)	Columbia, MO	Hospital	01/31/11	100%	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	100%	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	100%	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	100%	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	100%	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(5)	Bradenton, FL	Medical Office	04/15/11	100%	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	05/12/11	100%	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	100%	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(6)	Philadelphia, PA	Skilled Nursing	06/30/11	100%	75,000,000	—	74,870,000	2,063,000
Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	100%	7,200,000	5,119,000	—	198,000
Lafayette Physical Rehabilitation Hospital	Lafayette, LA	Hospital	09/30/11	100%	12,100,000	—	12,000,000	333,000

Total					$237,343,000	$38,611,000	$165,485,000	$6,523,000

(1)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 8, Line of Credit, at the time of the respective acquisition. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 8, Line of Credit, for a further discussion.
(3)	Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.
(4)	On January 31, 2011, we purchased Columbia Long-Term Acute Care Hospital, which is the fourth hospital comprising the Monument LTACH Portfolio.
(5)	We paid a loan defeasance fee of approximately $1,223,000, or the loan defeasance fee, related to the repayment of the seller’s loan that was secured by the Lakewood Ranch property and had an outstanding principal balance of approximately $7,561,000 at the time of repayment. As a result of the loan defeasance fee, the fees and expenses associated with the Lakewood Ranch property acquisition exceeded 6.0% of the contract purchase price of the Lakewood Ranch property. Pursuant to our charter, prior to the acquisition of the Lakewood Ranch property, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the Lakewood Ranch property in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
(6)	We paid a state and city transfer tax of approximately $1,479,000 related to the transfer of ownership in the sale of Philadelphia SNF Portfolio. Also, we paid additional closing costs of $1,500,000 related to the operator’s costs associated with the sale of the portfolio. As a result of the state and city transfer tax and additional closing costs, the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio exceeded 6.0% of the contract purchase price of Philadelphia SNF Portfolio. Pursuant to our charter, prior to the acquisition of Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of Philadelphia SNF Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

In place leases, net of accumulated amortization of $9,045,000 and $3,656,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 11 years and 10.5 years as of September 30, 2012 and December 31, 2011, respectively)	$80,202,000	$27,957,000
Tenant relationships, net of accumulated amortization of $3,576,000 and $1,541,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 21.1 years and 19.6 years as of September 30, 2012 and December 31, 2011, respectively)	72,515,000	22,580,000
Leasehold interests, net of accumulated amortization of $331,000 and $141,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 63.4 years and 60.9 years as of September 30, 2012 and December 31, 2011, respectively)	15,760,000	12,148,000
Above market leases, net of accumulated amortization of $1,369,000 and $495,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 6.5 years and 8.9 years as of September 30, 2012 and December 31, 2011, respectively)	7,276,000	2,649,000
Defeasible interest, net of accumulated amortization of $10,000 and $0 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 41.0 years and 0 years as of September 30, 2012 and December 31, 2011, respectively)	613,000	—
Master leases, net of accumulated amortization of $504,000 and $492,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 0.9 years and 1.5 years as of September 30, 2012 and December 31, 2011, respectively)	355,000	781,000

	$176,721,000	$66,115,000

Amortization expense for the three months ended September 30, 2012 and 2011 was $4,451,000 and $1,673,000, respectively, which included $432,000 and $123,000, respectively, of amortization recorded against rental income for above market leases and $69,000 and $52,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Amortization expense for the nine months ended September 30, 2012 and 2011 was $10,034,000 and $3,807,000, respectively, which included $1,042,000 and $298,000, respectively, of amortization recorded against rental income for above market leases and $190,000 and $88,000, respectively, of amortization recorded against rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

The aggregate weighted average remaining life of the identified intangible assets is 19.7 and 22.7 years as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$4,641,000
2013	17,269,000
2014	14,594,000
2015	13,144,000
2016	11,796,000
Thereafter	115,277,000

$176,721,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Other Assets, Net

Other assets, net consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Deferred rent receivables	$7,914,000	$3,138,000
Deferred financing costs, net of accumulated amortization of $839,000 and $1,397,000 as of September 30, 2012 and December 31, 2011, respectively	5,754,000	2,883,000
Prepaid expenses and deposits	2,701,000	755,000
Lease commissions, net of accumulated amortization of $91,000 and $30,000 as of September 30, 2012 and December 31, 2011, respectively	920,000	424,000
Contingent consideration asset	—	115,000

	$17,289,000	$7,315,000

Amortization expense on deferred financing costs for the three months ended September 30, 2012 and 2011 was $437,000 and $410,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,351,000 and $923,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.

For the nine months ended September 30, 2012, $31,000 of the $1,351,000 was related to the write-off of deferred financing costs due to the early extinguishment of mortgage loans on Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion. For the nine months ended September 30, 2011, $42,000 of the $923,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble. See Note 6, Mortgage Loans Payable, Net, for a further discussion.

Amortization expense on lease commissions for the three months ended September 30, 2012 and 2011 was $27,000 and $8,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $66,000 and $17,000, respectively.

As of September 30, 2012, estimated amortization expense on deferred financing costs and lease commissions for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount

2012	$458,000
2013	1,824,000
2014	1,709,000
2015	937,000
2016	370,000
Thereafter	1,376,000

$6,674,000

6. Mortgage Loans Payable, Net

Mortgage loans payable were $225,082,000 ($237,219,000, net of discount and premium) and $80,529,000 ($80,466,000, net of discount and premium) as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, we had 24 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.32% to 6.60% per annum and a weighted average effective interest rate of 4.95% per annum. As of September 30, 2012, we had $208,305,000 ($220,688,000, net of discount and premium) of fixed rate debt, or 92.5% of mortgage loans payable, at a weighted average effective interest rate of 5.14% per annum and $16,777,000 ($16,531,000, net of discount and premium) of variable rate debt, or 7.5% of mortgage loans payable, at a weighted average effective interest rate of 2.61% per annum.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2012 and December 31, 2011, we were in compliance with all such covenants and requirements.

Mortgage loans payable, net consisted of the following as of September 30, 2012 and December 31, 2011:

	Interest
Property	Rate(1)	Maturity Date	September 30, 2012	December 31, 2011

Fixed Rate Debt:
Highlands Ranch Medical Pavilion	—	—	$—	$4,289,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,644,000	7,788,000
Monument Long-Term Acute Care Hospital Portfolio	5.79%	05/27/18	24,311,000	15,248,000
Hardy Oak Medical Office Building	6.60%	10/10/16	5,106,000	5,182,000
Maxfield Medical Office Building	5.17%	02/28/15	4,923,000	5,050,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern SNF Portfolio (Bell Minor)	4.57%	08/01/40	7,008,000	—
Southeastern SNF Portfolio (Covington)	4.60%	08/01/40	11,224,000	—
Southeastern SNF Portfolio (Mobile)	4.60%	08/01/40	4,993,000	—
Southeastern SNF Portfolio (Shreveport)	4.60%	08/01/40	10,744,000	—
Southeastern SNF Portfolio (Westminster)	4.57%	08/01/40	4,544,000	—
Southeastern SNF Portfolio (Buckhead)	5.25%	03/01/45	11,831,000	—
Southeastern SNF Portfolio (Rockdale)	5.25%	03/01/45	7,983,000	—
Southeastern SNF Portfolio (Millington)	4.60%	08/01/45	4,754,000	—
Southeastern SNF Portfolio (Memphis)	4.57%	08/01/45	6,707,000	—
FLAGS MOB Portfolio (Okatie)	5.62%	07/01/14	7,705,000	—
FLAGS MOB Portfolio (Boynton)	6.31%	08/01/16	4,103,000	—
FLAGS MOB Portfolio (Tempe)	5.33%	08/01/15	5,335,000	—
Spokane MOB	5.59%	03/11/35	14,289,000	—
Centre Medical Plaza	5.95%	03/01/14	11,830,000	—
Midwestern MOB Portfolio (Champaign)	5.88%	05/11/21	3,680,000	—
Midwestern MOB Portfolio (Naperville)	5.91%	06/05/16	7,198,000	—
Midwestern MOB Portfolio (Urbana)	5.46%	06/01/15	6,807,000	—
Southeastern SNF Portfolio (Snellville)	2.48%	09/01/47	13,318,000	—
Jasper MOB Portfolio	6.10%	07/06/17	6,268,000	—

			208,305,000	53,557,000

Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.32%	08/15/21 (callable)	2,791,000	2,964,000
Virginia Skilled Nursing Facility Portfolio(3)	—	—	—	9,771,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	7,013,000	7,142,000
Muskogee Long-Term Acute Care Hospital	2.63%	04/08/18	6,973,000	7,095,000

			16,777,000	26,972,000

Total fixed and variable rate debt			225,082,000	80,529,000
Less: discount			(255,000)	(291,000)
Add: premium			12,392,000	228,000

Mortgage loans payable, net			$237,219,000	$80,466,000

(1)	Represents the per annum interest rate in effect as of September 30, 2012.
(2)	The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party’s breach or nonperformance of obligations under the loan.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(3)	Represents a bridge loan which initially matured on March 14, 2012. In March 2012, we exercised the six-month extension available pursuant to the loan documents, thereby extending the maturity date to September 14, 2012. In May 2012, we repaid the loan in full.

As of September 30, 2012, the principal payments due on our mortgage loans payable for the three months ending December 31, 2012 and for each of the next four years December 31 and thereafter, is as follows:

Year	Amount

2012	$3,814,000
2013	4,244,000
2014	23,195,000
2015	20,065,000
2016	25,501,000
Thereafter	148,263,000

$225,082,000

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

As of September 30, 2012, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in (loss) gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended September 30, 2012 and 2011, we recorded $0 and $(202,000), respectively, and for the nine months ended September 30, 2012 and 2011, we recorded $(52,000) and $(427,000), respectively, as an (increase) decrease to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.

The following table lists the derivative financial instruments held by us as of September 30, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$2,791,000	one month LIBOR	6.00%	$(498,000)	Swap	08/15/21
7,013,000	one month LIBOR	4.41%	(111,000)	Swap	01/01/14
6,973,000	one month LIBOR	4.28%	(174,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(88,000)	Swap	10/01/15

$23,561,000			$(871,000)

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists the derivative financial instruments held by us as of December 31, 2011:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date

$2,964,000	one month LIBOR	6.00%	$(478,000)	Swap	08/15/21
7,142,000	one month LIBOR	4.41%	(139,000)	Swap	01/01/14
7,095,000	one month LIBOR	4.28%	(202,000)	Swap	05/01/14

$17,201,000			$(819,000)

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

The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement imposes the following financial covenants, which are specifically defined in the Credit Agreement: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of September 30, 2012, we were in compliance with all such covenants and requirements.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our aggregate borrowing capacity under the unsecured line of credit was $200,000,000 as of September 30, 2012. As of September 30, 2012, borrowings outstanding under the unsecured line of credit totaled $148,100,000, and $51,900,000 remained available under the unsecured line of credit. The weighted-average interest rate of borrowings as of September 30, 2012 was 3.29% per annum.

9. Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Below market leases, net of accumulated amortization of $299,000 and $135,000 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 9.7 years and 14.6 years as of September 30, 2012 and December 31, 2011, respectively)	$1,578,000	$623,000
Above market leasehold interests, net of accumulated amortization of $7,000 and $0 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 40.6 years and 0 years as of September 30, 2012 and December 31, 2011, respectively)	1,508,000	—

	$3,086,000	$623,000

Amortization expense on below market leases for the three months ended September 30, 2012 and 2011 was $81,000 and $43,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $163,000 and $93,000, respectively. Amortization expense on below market leases is recorded to rental income in our accompanying condensed consolidated statements of operations.

Amortization expense on above market leasehold interests for the three months ended September 30, 2012 and 2011 was $6,000 and $0, respectively, and for the nine months ended September 30, 2012 and 2011 was $7,000 and $0, respectively. Amortization expense on above market leasehold interests is recorded to rental expenses in our accompanying condensed consolidated statements of operations.

The aggregate weighted average remaining life of the identified intangible liabilities is 24.8 and 14.6 years as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, estimated amortization expense on below market leases and above market leasehold interests for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount

2012	$89,000
2013	318,000
2014	264,000
2015	225,000
2016	187,000
Thereafter	2,003,000

$3,086,000

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

Other Organizational and Offering Expenses

Since January 7, 2012, our other organizational and offering expenses in connection with our initial offering, other than selling commissions and the dealer manager fee, are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. As of September 30, 2012 and December 31, 2011, our sub-advisor, our former advisor or their affiliates had collectively incurred expenses on our behalf of $1,291,000 and $2,946,000, respectively, in excess of 1.0% of the gross proceeds of our initial offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of September 30, 2012 and December 31, 2011. To the extent we raise additional funds from our initial offering, these amounts may become our liability.

Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of September 30, 2012, our sub-advisor and its affiliates have incurred expenses of $329,000 related to our follow-on offering. As of September 30, 2012, we have not reimbursed our sub-advisor or its affiliates for these expenses incurred in our follow-on offering, and these expenses are not recorded in our accompanying condensed consolidated financial statements, since such expenses do not become our liability until our follow-on offering is declared effective by the SEC and only to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds of our follow-on offering.

When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to our sub-advisor or their affiliates from the gross proceeds of our initial offering or our follow-on offering. See Note 11, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Effective as of August 24, 2009, we entered into the G&E Advisory Agreement with our former advisor, and effective as of June 22, 2009, we entered into the G&E Dealer Manager Agreement with Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities. Until April 18, 2011, Grubb & Ellis Securities served as the dealer manager of our initial offering pursuant to the G&E Dealer Manager Agreement. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. Therefore, references to the G&E Dealer Manager shall be deemed to refer to either Grubb & Ellis Securities or Grubb & Ellis Capital Corporation, or both, as applicable, unless otherwise specified.

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

Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended September 30, 2012 and 2011, we incurred $0 and $12,592,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $5,481,000 and $35,722,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.

We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three and nine months ended September 30, 2012, we incurred $11,642,000 and $22,933,000, respectively, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage

Selling Commissions

Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2012 and 2011, we incurred $0 and $6,739,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $512,000 and $16,316,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Effective as of January 7, 2012, selling commissions are paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Dealer Manager Fee

Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2012 and 2011, we incurred $0 and $2,944,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $227,000 and $7,149,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders’ equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.

Effective as of January 7, 2012, the dealer manager fee is paid to Griffin Securities, an unaffiliated entity. See Note 12, Equity – Offering Costs, for a further discussion.

Other Organizational and Offering Expenses

Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2012, we incurred $1,898,000 and for the nine months ended September 30, 2012, we incurred $3,768,000, respectively, in offering expenses to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three months ended September 30, 2012 and 2011, we incurred $0 and $990,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $76,000 and $2,395,000, respectively, in offering expenses to our former advisor or its affiliates.

Other organizational expenses were expensed as incurred, and offering expenses are charged to stockholders’ equity as such amounts are paid from the gross proceeds of our intial offering.

Acquisition and Development Stage

Acquisition Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our initial offering, including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended September 30, 2012, we incurred $7,212,000 and for the nine months ended September 30, 2012, we incurred $12,695,000, respectively, in acquisition fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, payable entirely in cash. For the three months ended September 30, 2012 and 2011, we incurred $0 and $531,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $4,579,000 and $6,523,000, respectively, in acquisition fees to our former advisor or its affiliates.

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

Development Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and nine months ended September 30, 2012, we did not incur any development fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.

Reimbursement of Acquisition Expenses

Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and nine months ended September 30, 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the three months ended September 30, 2012 and 2011, we did not incur any acquisition expenses to our former advisor or its affiliates, and for the nine months ended September 30, 2012 and 2011, we incurred $0 and $19,000, respectively, in acquisition expenses to our former advisor or its affiliates.

Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. As of September 30, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch property and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our directors, including a majority of our independent directors. For a further discussion, see footnote (5) and (6) to the table in Note 3, Real Estate Investments, Net – Acquisitions in 2011.

Operational Stage

Asset Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended September 30, 2012, we incurred $1,794,000 and for the nine months ended September 30, 2012, we incurred $4,438,000, respectively, in asset management fees to our sub-advisor.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three months ended September 30, 2012 and 2011, we incurred $0 and $902,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $61,000 and $1,998,000, respectively, in asset management fees to our former advisor or its affiliates.

Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.

Property Management Fee

Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended September 30, 2012, we incurred $608,000 and for the nine months ended September 30, 2012, we incurred $1,400,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three months ended September 30, 2012 and 2011, we incurred $0 and $258,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $16,000 and $571,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.

Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations.

On-site Personnel and Engineering Payroll

For the three and nine months ended September 30, 2011, we incurred $23,000 and $71,000, respectively, and for the three and nine months ended September 30, 2012, we did not incur any on-site personnel and engineering payroll to our former advisor or its affiliates, which is included in rental expenses in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, we did not incur any on-site personnel and engineering payroll to our sub-advisor or its affiliates.

Lease Fees

Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three and nine months ended September 30, 2012, we incurred $103,000 and $558,000, respectively, in lease fees to our sub-advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three and nine months ended September 30, 2011, we incurred $39,000 and $343,000, respectively, in lease fees to our former advisor or its affiliates, and for the three and nine months ended September 30, 2012, we did not incur any lease fees to our former advisor or its affiliates.

Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.

Construction Management Fee

Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three and nine months ended September 30, 2012, we incurred $27,000 and $74,000, respectively, in construction management fees to our sub-advisor or its affiliates.

Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three and nine months ended September 30, 2011, we incurred $49,000 and $62,000, respectively, in construction management fees to our former advisor or its affiliates, and for the three and nine months ended September 30, 2012, we did not incur any construction management fees to our former advisor or its affiliates.

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

For the 12 months ended September 30, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.8% and 159.9%, respectively, for the 12 months ended September 30, 2012.

For the three and nine months ended September 30, 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three and nine months ended September 30, 2011, GEEA incurred operating expenses on our behalf of $10,000 and $19,000, respectively, and for the three and nine months ended September 30, 2012, GEEA did not incur any operating expenses on our behalf.

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

For the three months ended September 30, 2012 and 2011, we incurred $0 and $81,000, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $10,000 and $210,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

For the three months ended September 30, 2012 and 2011, GEEA incurred expenses of $0 and $33,000, respectively, and for the nine months ended September 30, 2012 and 2011, GEEA incurred expenses of $2,000 and $80,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses will only become our liability to the extent cumulative other organizational and offering expenses do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.

Compensation for Additional Services

Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2012, our sub-advisor and its affiliates did not perform any additional services for us.

Prior to January 7, 2012, our former advisor or its affiliates were also entitled to such compensation for additional services under similar conditions. For the three and nine months ended September 30, 2011, we incurred expenses of $26,000 and $46,000, respectively, for internal controls compliance services our former advisor or its affiliates provided to us. For the three and nine months ended September 30, 2012, our former advisor or its affiliates did not perform any additional services for us.

Liquidity Stage

Disposition Fees

Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.

Prior to January 7, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest

Subordinated Distribution of Net Sales Proceeds

Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor’s appointment as our advisor, as set forth in the operating partnership agreement after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2012, we did not incur any such distributions to our sub-advisor.

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.

Subordinated Distribution upon Listing

Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor’s appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and nine months ended September 30, 2012 and 2011, we did not incur any such distributions to our sub-advisor.

Prior to January 7, 2012, our former advisor would have been entitled to a similar subordinated distribution upon listing. We did not incur any subordinated distribution upon listing to our former advisor.

Subordinated Distribution Upon Termination

Upon termination or non-renewal of the Advisory Agreement, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, will provide them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor’s appointment as our sub-advisor.

As of September 30, 2012 and December 31, 2011, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

Executive Stock Purchase Plans

On April 7, 2011, our Chairman of the board of directors and Chief Executive Officer, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, each executed an executive stock purchase plan, or the G&E Plan, whereby each executive had irrevocably agreed to invest 100% and 50.0%, respectively, of their net after-tax

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

cash compensation as employees of our sponsor directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and the payment of any other net after-tax cash compensation, including bonuses. Their first investment under the G&E Plan began with their regularly scheduled payroll payment on April 29, 2011 and was to terminate on the earlier of (i) December 31, 2011, (ii) the termination of our initial offering, (iii) any suspension of our initial offering by our board of directors or regulatory body, or (iv) the date upon which the number of shares of our common stock owned by Mr. Hanson or Mr. Prosky, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares were purchased pursuant to our initial offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive has irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan Oh; and our Secretary, Cora Lo; also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after tax base salaries as employees of American Healthcare Investors into shares of our common stock. Pursuant to the stock purchase plans, each individual has directed that the respective portion of their net after-tax salary that is earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements shall terminate on the earlier of (i) December 31, 2012, (ii) the termination of our initial offering, (iii) any suspension of our initial offering by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by any of them, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares will be purchased pursuant to our initial offering at a price of $9.00 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such transactions.

For the three and nine months ended September 30, 2012 and 2011, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan.

		Three Months Ended September 30,				Nine Months Ended September 30,
		2012		2011		2012		2011
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares

Jeffrey T. Hanson	Chairman of the board of directors and Chief Executive Officer	$142,000	15,814	$50,000	5,593	$176,000	19,531	$95,000	10,606
Danny Prosky	President and Chief Operating Officer	$76,000	8,458	$65,000	7,182	$98,000	10,905	$82,000	9,086
Mathieu B. Streiff	Executive Vice President	$74,000	8,245	$—	—	$93,000	10,380	$—	—
Shannon K S Johnson	Chief Financial Officer	$5,000	565	$—	—	$12,000	1,296	$—	—
Stefan Oh	Senior Vice President of Acquisitions	$4,000	499	$—	—	$11,000	1,211	$—	—
Cora Lo	Secretary	$3,000	325	$—	—	$7,000	783	$—	—

Accounts Receivable Due From Affiliate

American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors. The portion of the expenses that our co-sponsors agreed to pay was paid by us and then reimbursed by American Healthcare Investors and Griffin Capital within 120 days of payment. As such, as of December 31, 2011, we had recorded a receivable of $121,000 from American Healthcare Investors, an affiliate, which is included in accounts receivable due from affiliate in our accompanying condensed consolidated balance sheets. We do not consider Griffin Capital an affiliate and therefore the receivable as of December 31, 2011 of $121,000 from Griffin Capital is included in accounts and other receivables, net in our accompanying condensed consolidated balance sheets. We have received all outstanding amounts as of September 30, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates

The following amounts were outstanding to our affiliates as of September 30, 2012 and to our former affiliates as of December 31, 2011:

Fee	September 30, 2012	December 31, 2011

Asset and property management fees	$907,000	$405,000
Offering costs	195,000	93,000
Construction management fees	52,000	64,000
Lease commissions	35,000	34,000
Miscellaneous operating expenses	1,000	72,000
Acquisition expenses	—	2,000
On-site personnel and engineering payroll	—	7,000
Selling commissions and dealer manager fees	—	434,000

	$1,190,000	$1,111,000

12. Equity

Preferred Stock

Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Common Stock

Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we were offering and selling to the public up to 300,000,000 shares of our common stock, par value $0.01 per share, for $10.00 per share and up to 30,000,000 shares of our common stock, par value $0.01 per share, to be issued pursuant to the DRIP for $9.50 per share. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we are offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. See Note 18, Subsequent Events — Change to Our Initial Offering Price, for a further discussion.

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

On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock to our independent directors. Through September 30, 2012, we had issued 86,267,222 shares of our common stock in connection with our initial offering and 2,676,081 shares of our common stock pursuant to the DRIP, and we had also repurchased 390,638 shares of our common stock under our share repurchase plan. As of September 30, 2012 and December 31, 2011, we had 88,604,887 and 48,869,669 shares of our common stock issued and outstanding, respectively.

As of September 30, 2012, we had a receivable of $2,731,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on October 1, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Costs

Selling Commissions

Effective as of January 7, 2012, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2012, we incurred $12,765,000 and $25,502,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.

Dealer Manager Fee

Effective as of January 7, 2012, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2012, we incurred $5,625,000 and $11,197,000, respectively, in dealer manager fees to our dealer manager. Such fees are charged to stockholders’ equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.

Noncontrolling Interests

On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership.

As of September 30, 2012 and December 31, 2011, we owned greater than a 99.99% general partnership interest in our operating partnership. As of September 30, 2012, our advisor and as of December 31, 2011, our former advisor owned less than a 0.01% limited partnership interest in our operating partnership. As such, less than 0.01% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.

In addition, as of September 30, 2012 and December 31, 2011, we owned a 98.75% interest in the consolidated limited liability company that owns the Pocatello East MOB property that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.

Distribution Reinvestment Plan

We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions, subject to certain conditions. For the three months ended September 30, 2012 and 2011, $5,972,000 and $2,478,000, respectively, in distributions were reinvested and 628,606 and 260,834 shares of our common stock, respectively, were issued pursuant to the DRIP. For the nine months ended September 30, 2012 and 2011, $14,621,000 and $5,599,000, respectively, in distributions were reinvested and 1,539,068 and 589,330 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2012 and December 31, 2011, a total of $25,423,000 and $10,802,000, respectively, in distributions were reinvested and 2,676,081 and 1,137,013 shares of our common stock, respectively, were issued pursuant to the DRIP. Effective as of November 7, 2012, we amended the DRIP to issue shares pursuant to the DRIP for $9.71 per share. See Note 18, Subsequent Events — Change to Our Initial Offering Price, for a further discussion.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan that allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.

Until December 7, 2012, under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. On November 6, 2012, we amended our share repurchase plan. See Note 18, Subsequent Events — Share Repurchase Plan for a further discussion of this amendment to our share repurchase plan. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.

Under our share repurchase plan, for the three months ended September 30, 2012, we received share repurchase requests for 75,396 shares of our common stock, all of which were repurchased for an aggregate of $727,000 at an average repurchase price of $9.64 per share, and for the nine months ended September 30, 2012, we received share repurchase requests for 241,836 shares of our common stock, all of which were repurchased for an aggregate of $2,341,000 at an average repurchase price of $9.68 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. Under our share repurchase plan, for the three months ended September 30, 2011, we received share repurchase requests for 23,377 shares of our common stock, all of which were repurchased for an aggregate of $218,000 at an average repurchase price of $9.30 per share, and for the nine months ended September 30, 2011, we received share repurchase requests for 76,513 shares of our common stock, all of which were repurchased for an aggregate of $719,000 at an average repurchase price of $9.40 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

As of September 30, 2012 and December 31, 2011, we had received share repurchase requests for 390,638 shares of our common stock, all of which were repurchased for an aggregate of $3,749,000 at an average price of $9.60 per share and 148,802 shares of our common stock, all of which were repurchased for an aggregate of $1,408,000 at an average price of $9.46 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.

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

On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010 and June 14, 2011, in connection with their re-election, we granted an aggregate of 7,500 shares of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of shares in our initial offering, and with respect to the initial 20.0% of shares that vested on the grant date, expensed as compensation immediately, and with respect to the remaining shares, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to dividends. For the three months ended September 30, 2012 and 2011, we recognized compensation expense of

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$15,000 and $15,000, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized compensation expense of $48,000 and $53,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2012 and 2011, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, there was $97,000 and $145,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 1.75 years.

As of September 30, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $135,000 and $165,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2012 and December 31, 2011, and the changes for the nine months ended September 30, 2012, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value

Balance — December 31, 2011	16,500	$10.00
Granted	—	—
Vested	(3,000)	$10.00
Forfeited	—	—

Balance — September 30, 2012	13,500	$10.00

Expected to vest — September 30, 2012	13,500	$10.00

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Liabilities:

Derivative financial instruments	$—	$871,000	$—	$871,000
Contingent consideration obligations	—	—	22,044,000	22,044,000

Total liabilities at fair value	$—	$871,000	$22,044,000	$22,915,000

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

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2012 and 2011.

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

Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Contingent Consideration

In connection with our property acquisitions, we have accrued $22,044,000 and $6,058,000 as contingent consideration obligations as of September 30, 2012 and December 31, 2011, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers leasing unoccupied space. Of the amount accrued as of September 30, 2012, $14,497,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011 and $6,525,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

An estimated $13,931,000 of such amount accrued related to Philadelphia SNF Portfolio will be paid upon the computation in the lease agreement and receipt of notification between two and six years after the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment; however, such payment is limited by the tenant’s rent coverage ratio and will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the criteria above will be met and based on the tenant’s significant improvement in the specified rent coverage ratio for the three and eight months ended August 31, 2012, we have recorded an increase in the obligation of $12,454,000 and $12,529,000, respectively, for the three and nine months ended September 30, 2012. We have assumed that we will receive notification from the tenant for a payment approximately 2.5 years from the date of acquisition, assumed a market multiplier rate, as such term is used in the lease agreement, of 14.44% and applied a discount factor of 11.0%.

The remaining $566,000 accrued as a contingent consideration obligation as of September 30, 2012 for Philadelphia SNF Portfolio is payable within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the criteria above will be met and as of September 30, 2012, we have made payments of $1,934,000 towards this obligation.

We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration asset and obligations for three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Contingent Consideration Asset:

Beginning balance	$—	$—	$115,000	$—
Realized/unrealized gains (losses) recognized in earnings	—	—	(113,000)	—
Settlement of asset	—	—	(2,000)	—

Ending balance	$—	$—	$—	$—

Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:

Beginning balance	$3,580,000	$5,402,000	$6,058,000	$—
Additions to contingent consideration obligations	7,485,000	656,000	7,485,000	6,058,000
Realized/unrealized (gains) and losses recognized in earnings	12,446,000	—	11,935,000	—
Settlements of obligations	(1,467,000)	—	(3,434,000)	—

Ending balance	$22,044,000	$6,058,000	$22,044,000	$6,058,000

Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses relating to obligations still held	$12,446,000	$—	$12,591,000	$—

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

The fair value of the mortgage loans payable and the unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2012 and December 31, 2011, the fair value of the mortgage loans payable was $253,486,000 and $81,028,000, respectively, compared to the carrying value of $237,219,000 and $80,466,000, respectively. The fair value of the unsecured line of credit as of September 30, 2012 was $148,019,000 compared to a carrying value of $148,100,000. The fair value of the lines of credit as of December 31, 2011 was $0 compared to the carrying value of $0. We have determined that the mortgage loans payable and the line of credit valuations are classified as Level 2 within the fair value hierarchy.

14. Business Combinations

2012

For the nine months ended September 30, 2012, we completed 16 acquisitions comprising 65 buildings and 2,512,000 square feet of GLA. The aggregate purchase price was $654,741,000, plus closing costs and acquisition fees of $20,094,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2012, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)

Southeastern SNF Portfolio	$13,839,000	$5,158,000
FLAGS MOB Portfolio	$2,516,000	$(567,000)
Spokane MOB	$2,632,000	$344,000
Centre Medical Plaza	$1,267,000	$18,000
Gulf Plains MOB Portfolio	$923,000	$360,000
Midwestern MOB Portfolio	$1,098,000	$(153,000)
Texarkana MOB	$261,000	$87,000
Greeley MOB	$479,000	$94,000
Columbia MOB	$239,000	$(27,000)
Ola Nalu MOB Portfolio	$1,827,000	$301,000
Silver Star MOB Portfolio	$358,000	$161,000
Shelbyville MOB	$144,000	$42,000
Jasper MOB Portfolio	$89,000	$28,000
Pacific Northwest Portfolio	$679,000	$445,000
East Tennessee MOB Portfolio	$215,000	$50,000
Los Angeles Hospital Portfolio	$106,000	$93,000

The following summarizes the fair value of our 16 acquisitions at the time of acquisition. We present separately the one individually significant acquisition during the nine months ended September 30, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the nine months ended September 30, 2012.

	Southeastern SNF Portfolio	Other 2012 Acquisitions

Building and improvements	$123,175,000	$373,645,000
Land	15,009,000	45,307,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	37,429,000
Tenant relationships	15,271,000	36,885,000
Leasehold interest	—	3,803,000
Master leases	—	42,000
Defeasible interest	—	623,000
Above market leases	—	5,670,000

Total assets acquired	175,952,000	503,404,000

Mortgage loans payable, net	(92,611,000)	(71,197,000)
Below market leases	—	(1,119,000)
Above market leasehold interests	—	(1,515,000)
Other liabilities	—	(11,465,000	)(1)

Total liabilities assumed	(92,611,000)	(85,296,000)

Net assets acquired	$83,341,000	$418,108,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)	Included in other liabilities is $6,525,000 and $960,000 accrued for as contingent consideration in connection with the purchase of Pacific Northwest Senior Care Portfolio and Silver Star MOB Portfolio, respectively. For a further discussion, see Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration.

Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three and nine months ended September 30, 2012 and 2011, pro forma revenues, net (loss) income, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$32,691,000	$28,901,000	$96,968,000	$80,695,000
Net (loss) income	$(10,123,000)	$3,410,000	$3,985,000	$4,249,000
Net (loss) income attributable to controlling interest	$(10,125,000)	$(3,410,000)	$3,983,000	$4,248,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.07)	$0.04	$0.03	$0.05

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

2011

For the nine months ended September 30, 2011, we completed 11 acquisitions comprising 30 buildings and 1,059,000 square feet of GLA. The aggregate purchase price was $237,343,000, plus closing costs and acquisition fees of $12,090,000, $9,342,000 of which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and $2,748,000 of which is capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011 for the periods subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2011, we recognized the following amounts of revenues and net income for the acquisitions:

Property	Revenues	Net Income (Loss)

Columbia Long-Term Acute Care Hospital	$981,000	$610,000
St. Anthony North Denver Medical Office Building	$877,000	$(497,000)
Loma Linda Pediatric Specialty Hospital	$792,000	$(416,000)
Yuma Skilled Nursing Facility	$551,000	$(416,000)
Hardy Oak Medical Office Building	$554,000	$(614,000)
Lakewood Ranch Medical Office Building	$819,000	$(828,000)
Dixie-Lobo Medical Office Building Portfolio	$1,305,000	$(2,484,000)
Milestone Medical Office Building Portfolio	$1,596,000	$(2,584,000)
Philadelphia SNF Portfolio	$2,264,000	$(7,876,000)
Maxfield Medical Office Building	$223,000	$(604,000)
Layette Physical Rehabilitation Hospital	$4,000	$(821,000)

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

	Dixie-Lobo Medical Office Building Portfolio	Milestone Medical Office Building Portfolio	Philadelphia SNF Portfolio		Other 2011 Acquisitions

Building and improvements	$22,192,000	$32,744,000	$68,418,000		$70,605,000
Land	—	495,000	4,747,000		6,492,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		7,111,000
Tenant relationships	2,808,000	2,531,000	—		5,894,000
Leasehold interest	3,449,000	5,301,000	—		1,521,000
Master lease	—	580,000	—		20,000
Above market leases	—	804,000	—		470,000

Total assets acquired	30,131,000	44,974,000	80,556,000		92,113,000

Mortgage loans payable, net	(23,320,000)	—	—		(10,621,000)
Below market leases	—	(34,000)	—		(208,000)
Other liabilities	—	—	(4,056,000	)(1)	(2,156,000	)(2)

Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(12,985,000)

Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$79,128,000

(1)	Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration in connection with the purchase of Philadelphia SNF Portfolio. For a further discussion, see Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration.
(2)	Included in other liabilities is $1,500,000 and $656,000 accrued for as contingent consideration in connection with the purchase of Yuma Skilled Nursing Facility and Maxfield Medical Office Building, respectively. For a further discussion, see Note 13, Fair Value Measurements – Assets and Liabilities Reported at Fair Value – Contingent Consideration.

Assuming the property acquisitions in 2011 discussed above had occurred on January 1, 2010, for the three and nine months ended September 30, 2011, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenues	$12,803,000	$37,994,000
Net income	$1,472,000	$5,720,000
Net income attributable to controlling interest	$1,472,000	$5,719,000
Net income per common share attributable to controlling interest — basic and diluted	$0.03	$0.12

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Segment Reporting

As of September 30, 2012, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and assisted living facilities are acquired and similarly structured as our hospital investments. The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012. There are no intersegment sales or transfers.

We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2012 and 2011 is as follows:

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Assisted Living Facilities	Three Months Ended September 30, 2012

Revenue:
Rental income	$14,987,000	$2,303,000	$9,612,000	$232,000	$27,134,000

Expenses:
Rental expenses	5,000,000	212,000	708,000	22,000	5,942,000

Segment net operating income	$9,987,000	$2,091,000	$8,904,000	$210,000	$21,192,000

Expenses:
General and administrative					2,935,000
Subordinated distribution purchase					4,232,000
Acquisition related expenses					21,174,000
Depreciation and amortization					10,743,000

Loss from operations					(17,892,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense					(3,548,000)
Loss in fair value of derivative financial instruments					—
Interest income					4,000

Net loss					$(21,436,000)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Assisted Living Facilities	Three Months Ended September 30, 2011

Revenue:
Rental income	$6,529,000	$1,832,000	$4,143,000	$—	$12,504,000
Expenses:
Rental expenses	2,113,000	151,000	400,000	—	2,664,000

Segment net operating income	$4,416,000	$1,681,000	$3,743,000	$—	$9,840,000

Expenses:
General and administrative					1,563,000
Subordinated distribution purchase					—
Acquisition related expenses					913,000
Depreciation and amortization					4,553,000

Income from operations					2,811,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense					(2,199,000)
Loss in fair value of derivative financial instruments					(202,000)
Interest income					3,000

Net loss					$413,000

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Assisted Living Facilities	Nine Months Ended September 30, 2012

Revenue:
Rental income	$33,739,000	$6,700,000	$26,999,000	$232,000	$67,670,000

Expenses:
Rental expenses	11,382,000	621,000	1,989,000	22,000	14,014,000

Segment net operating income	$22,357,000	$6,079,000	$25,010,000	$210,000	$53,656,000

Expenses:
General and administrative					7,753,000
Subordinated distribution purchase					4,232,000
Acquisition related expenses					32,326,000
Depreciation and amortization					25,707,000

Loss from operations					(16,362,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense					(9,747,000)
Loss in fair value of derivative financial instruments					(52,000)
Interest income					11,000

Net loss					$(26,150,000)

	Medical Office Buildings	Hospitals	Skilled Nursing Facilities	Assisted Living Facilities	Nine Months Ended September 30, 2011

Revenue:
Rental income	$14,673,000	$5,368,000	$7,145,000	$—	$27,186,000

Expenses:
Rental expenses	4,659,000	434,000	591,000	—	5,684,000

Segment net operating income	$10,014,000	$4,934,000	$6,554,000	$—	$21,502,000

Expenses:
General and administrative					3,942,000
Subordinated distribution purchase					—
Acquisition related expenses					9,698,000
Depreciation and amortization					10,029,000

Loss from operations					(2,167,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount and premium):
Interest expense					(4,767,000)
Loss in fair value of derivative financial instruments					(427,000)
Interest income					9,000

Net loss					$(7,352,000)

Assets by reportable segments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Medical office buildings	$569,235,000	$218,232,000
Hospitals	160,844,000	77,081,000
Skilled nursing facilities	363,392,000	151,081,000
Assisted living facilities	30,661,000	—
All other	11,903,000	52,758,000

Total assets	$1,136,035,000	$499,152,000

16. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, escrow deposits, restricted cash and accounts and other receivables. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Based on leases in effect as of September 30, 2012, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Texas accounted for 13.4%, Georgia accounted for 13.1% and California accounted for 12.5% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of September 30, 2012, our four reportable business segments, medical office buildings, hospitals, skilled nursing facilities and assisted living facilities, accounted for 49.0%, 15.5%, 33.8% and 1.7%, respectively, of our annualized base rent. As of September 30, 2012, one of our tenants at our consolidated properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2012 Annual Base Rent(1)	Percentage of 2012 Annual Base Rent	Property	GLA (Square Feet)	Lease Expiration Date

Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$15,818,000	15.7%	Southeastern SNF Portfolio	454,000	01/31/27

(1)	Annualized base rent is based on contractual base rent from the lease in effect as of September 30, 2012. The loss of this tenant or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data

We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock give rise to potentially dilutive shares of our common stock. As of September 30, 2012 and 2011, there were 13,500 shares and 19,500 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

18. Subsequent Events

Status of Our Initial Offering

As of November 2, 2012, we had received and accepted subscriptions in our initial offering for 99,407,963 shares of our common stock, or $991,698,000, excluding shares of our common stock issued pursuant to the DRIP.

Share Repurchase Plan

In October 2012, we repurchased 165,501 shares of our common stock, for an aggregate amount of $1,612,000, under our share repurchase plan. On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased at 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Change to Our Initial Offering Price

On November 7, 2012, we began selling shares of our common stock in our initial offering at a price of $10.22 per share, and as a result of our board of directors amending the DRIP to state that all shares issued pursuant to the DRIP would be offered at a price equal to 95.0% of the primary offering price of our initial offering, we began issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we are offering to the public up to approximately 295,945,000 shares of our common stock pursuant to our primary offering for an aggregate of $3,000,000,000 and approximately 29,420,000 shares of our common stock pursuant to our DRIP for an aggregate of $285,000,000.

On October 31, 2012, our board of directors declared a daily distribution to our stockholders of record as of the close of business on each day of the period commencing from November 1, 2012 through December 31, 2012, a distribution of $0.001863014 per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. The distributions will be aggregated and paid in cash or reinvested in shares of our common stock pursuant to the DRIP monthly in arrears. The distributions paid for each record date will be paid only from legally available funds.

Property Acquisitions

Subsequent to September 30, 2012, we completed one acquisition comprising one building from an unaffiliated party. The aggregate purchase price of this property was $23,250,000 and we incurred $605,000 in acquisition fees to our advisor entities or their affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our acquisition subsequent to September 30, 2012:

Property	Location	Type	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable(1)	Line of Credit(2)	Acquisition Fee(3)

Bellaire Hospital	Houston, TX	Hospital	11/09/12	100%	$23,250,000	$—	$12,000,000	$605,000

(1)	Represents the balance of the mortgage loans payable assumed by us on the property at the time of acquisition.
(2)	Represents borrowings under the unsecured line of credit at the time of acquisition. We periodically advance funds and pay down the unsecured line of credit as needed.
(3)	Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.198 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Note Receivable

On October 5, 2012, we entered into a loan agreement to loan up to $12,100,000 to Medistar Murray LTACH, LLC, an unaffiliated third party, or the borrower, which is secured by Salt Lake City LTACH, or the Salt Lake City Note. The purpose of the Salt Lake City Note is to provide the borrower with construction financing which will be used to complete the construction of Salt Lake City LTACH. The Salt Lake City Note requires interest only payments payable monthly, in arrears, beginning on November 1, 2012 and continuing on the first day of each month thereafter through and including October 1, 2013. The Salt Lake City Note matures on October 5, 2013 and all unpaid principal, plus accrued and unpaid interest, is due in full. The Salt Lake City Note may be extended by one six-month period at our discretion and the payment of a one percent extension fee. Advances under the Salt Lake City Note bear interest at a per annum rate equal to the prime rate as published in the Wall Street Journal for such day plus 2.00%, subject to a minimum interest rate floor of 5.25% per annum. The Salt Lake City Note may be paid in full as part of the subsequent acquisition of property by us. Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the Salt Lake City Note, an acquisition fee of 2.00%, or $79,000, of the total amount advanced under the Salt Lake City Note. As of November 14, 2012, advances outstanding under the Salt Lake City Note totaled $3,946,000 and $8,154,000 remained available.

Griffin-American Healthcare REIT II, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On October 5, 2012, we entered into a purchase and sale agreement to acquire Salt Lake City LTACH for a contract purchase price of $12,800,000, subject to adjustment to $13,700,000 pursuant to the terms of the purchase and sale agreement, plus closing costs. We anticipate closing on the acquisition of Salt Lake City LTACH upon completion of construction and occupancy by the tenant. However, we cannot provide any assurance that we will be able to acquire the Salt Lake City LTACH property within the anticipated timeframe, or at all.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.

The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2012 and December 31, 2011, together with our results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.

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

We are conducting a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share, for a maximum offering of up to $3,285,000,000. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we are offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. See Note 18, Subsequent Events — Change to Our Initial Offering Price, to our accompanying condensed consolidated financial statements, for a further discussion. The SEC declared our registration statement effective as of August 24, 2009. We will sell shares of our common stock in our initial offering until the earlier of February 20, 2013 or the date on which the maximum offering amount has been sold. As of September 30, 2012, we had received and accepted subscriptions in our initial offering for 86,267,222 shares of our common stock, or $860,687,000, excluding shares of our common stock issued pursuant to the DRIP.

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

American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.

We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of September 30, 2012, we had completed 41 acquisitions comprising 121 buildings and approximately 4,499,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,093,366,000.

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

Acquisitions in 2012 and 2011

For a discussion of our acquisitions for the three and nine months ended September 30, 2012 and 2011, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to September 30, 2012, see Note 18, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.

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

Offering Proceeds

If we fail to raise substantially more proceeds from the sale of shares of our common stock in our initial offering and our follow-on offering, or our offerings, than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. As a result, our real estate portfolio would be concentrated in a small number of properties, which would increase exposure to local and regional economic downturns and the poor performance of one or more of our properties, whereby our stockholders would be exposed to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offerings, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

Scheduled Lease Expirations

As of September 30, 2012, our consolidated properties were 96.8% occupied. During the remainder of 2012, 0.9% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of September 30, 2012, our remaining weighted average lease term is 9.4 years.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Our operating results for the three and nine months ended September 30, 2012 and 2011 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisition of such properties.

As of September 30, 2012, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Except where otherwise noted, the change in our results of operations is primarily due to our 121 buildings acquired as of September 30, 2012 as compared to 55 buildings as of September 30, 2011. As of September 30, 2012 and 2011, we owned the following types of properties:

	As of September 30,
	2012			2011
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %

Medical office buildings	69	$561,740,000	94.2%	32	$208,890,000	94.4%
Hospitals	12	162,895,000	100%	7	77,895,000	100%
Skilled nursing facilities	35	346,731,000	100%	16	144,000,000	100%
Assisted living facilities	5	22,000,000	100%	—	—	—%

Total/Weighted Average	121	$1,093,366,000	96.8%	55	$430,785,000	97.0%

Rental Income

For the three months ended September 30, 2012 and 2011, rental income was $27,134,000 and $12,504,000, respectively, and was primarily comprised of base rent of $20,940,000 and $9,723,000, respectively, and expense recoveries of $4,377,000 and $2,006,000, respectively. For the nine months ended September 30, 2012 and 2011, rental income was $67,670,000 and $27,186,000, respectively, and was primarily comprised of base rent of $52,448,000 and $21,251,000, respectively, and expense recoveries of $10,406,000 and $4,138,000, respectively.

Rental income by operating segment consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Medical office buildings	$14,987,000	$6,529,000	$33,739,000	$14,673,000
Hospitals	2,303,000	1,832,000	6,700,000	5,368,000
Skilled nursing facilities	9,612,000	4,143,000	26,999,000	7,145,000
Assisted living facilities	232,000	—	232,000	—

Total	$27,134,000	$12,504,000	$67,670,000	$27,186,000

Rental Expenses

For the three months ended September 30, 2012 and 2011, rental expenses were $5,942,000 and $2,664,000, respectively. For the nine months ended September 30, 2012 and 2011, rental expenses were $14,014,000 and $5,684,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Real estate taxes	$2,738,000	$1,199,000	$6,700,000	$2,484,000
Utilities	1,035,000	486,000	2,194,000	965,000
Building maintenance	907,000	480,000	2,160,000	1,099,000
Property management fees—affiliates	608,000	258,000	1,416,000	571,000
Administration	221,000	81,000	493,000	220,000
Insurance	125,000	58,000	300,000	123,000
Amortization of leasehold interests	63,000	52,000	183,000	88,000
Other	245,000	50,000	568,000	134,000

Total	$5,942,000	$2,664,000	$14,014,000	$5,684,000

Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011

Medical office buildings	$5,000,000	33.4%	$2,113,000	32.4%	$11,382,000	33.7%	$4,659,000	31.8%
Hospitals	212,000	9.2%	151,000	8.2%	621,000	9.3%	434,000	8.1%
Skilled nursing facilities	708,000	7.4%	400,000	9.7%	1,989,000	7.4%	591,000	8.3%
Assisted living facilities	22,000	9.5%	—	—%	22,000	9.5%	—	—%

Total/Weighted Average	$5,942,000	21.9%	$2,664,000	21.3%	$14,014,000	20.7%	$5,684,000	20.9%

Overall, as compared to 2011, the percentage of rental expenses as a percentage of revenue in 2012 remained relatively consistent.

General and Administrative

For the three months ended September 30, 2012 and 2011, general and administrative was $2,935,000 and $1,563,000, respectively. For the nine months ended September 30, 2012 and 2011, general and administrative was $7,753,000 and $3,942,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Asset management fees—affiliates	$1,794,000	$902,000	$4,499,000	$1,998,000
Professional and legal fees	403,000	314,000	1,458,000	777,000
Transfer agent services	330,000	—	765,000	—
Board of directors fees	82,000	85,000	250,000	218,000
Bank charges	66,000	39,000	160,000	80,000
Directors' and officers' liability insurance	54,000	35,000	138,000	123,000
Bad debt expense	29,000	5,000	106,000	250,000
Franchise taxes	112,000	70,000	174,000	143,000
Postage and delivery	35,000	9,000	92,000	68,000
Restricted stock compensation	15,000	15,000	48,000	53,000
Transfer agent services — former affiliate	—	81,000	10,000	210,000
Other	15,000	8,000	53,000	22,000

Total	$2,935,000	$1,563,000	$7,753,000	$3,942,000

The increase in general and administrative is primarily the result of purchasing additional properties in 2012 and thus incurring higher asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

Subordinated Distribution Purchase

For the three and nine months ended September 30, 2012, we recorded a charge of $4,232,000, which pertained to a settlement agreement we and our operating partnership entered into on September 14, 2012 with BGC Partners, Inc., or BGC Partners, to transfer certain assets held by BGC Partners to us, including 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution that may have been owed to our former advisor and its affiliates, including our former sponsor, for consideration of $4,300,000. Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.

Acquisition Related Expenses

For the three months ended September 30, 2012 and 2011, we incurred acquisition related expenses of $21,174,000 and $913,000, respectively. For the three months ended September 30, 2012 and 2011, acquisition related expenses related primarily to expenses associated with the acquisition of 32 and two buildings, respectively, completed during each period, including acquisition fees of $0 and $531,000, respectively, incurred to our former advisor or its affiliates and acquisition fees of $7,212,000 and $0, respectively, incurred to our sub-advisor or its affiliates. In addition, for the three months ended September 30, 2012, we recorded $12,446,000 in acquisition related expenses as a net unrealized loss on contingent consideration obligations as compared to $0 for the three months ended September 30, 2011. The net unrealized loss on contingent consideration obligations was primarily due to one tenant’s significant improvement in its specified rent coverage ratio for the three and eight months ended August 31, 2012. The increase in acquisition related expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is due to purchasing $277,399,000 in acquisitions in 2012 as compared to $19,300,000 in acquisitions in 2011, as well as the $12,446,000 net unrealized loss on contingent consideration obligations.

For the nine months ended September 30, 2012 and 2011, we incurred acquisition related expenses of $32,326,000 and $9,698,000, respectively. For the nine months ended September 30, 2012 and 2011, acquisition related expenses related primarily to expenses associated with the acquisition of 65 and 30 buildings, respectively, completed during each period, including acquisition fees of $4,579,000 and $6,523,000, respectively, incurred to our former advisor or its affiliates and acquisition fees of $12,695,000 and $0, respectively, incurred to our sub-advisor or its affiliates. In addition, for the nine months ended September 30, 2012, we recorded $11,822,000 in acquisition related expenses as a net unrealized/realized loss on contingent consideration as compared to $0 for the three months ended September 30, 2011. The net unrealized/realized loss on contingent consideration was primarily due to one tenant’s significant improvement in its specified rent coverage ratio for the three and eight months ended August 31, 2012. The increase in acquisition related expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is due to purchasing $654,741,000 in acquisitions in 2012 as compared to $237,343,000 in acquisitions in 2011, as well as the $11,822,000 net unrealized/realized loss on contingent consideration obligations.

Depreciation and Amortization

For the three months ended September 30, 2012 and 2011, depreciation and amortization was $10,743,000 and $4,553,000, respectively, and consisted primarily of depreciation on our operating properties of $6,766,000 and $3,120,000, respectively, and amortization on our identified intangible assets of $3,950,000 and $1,425,000, respectively.

For the nine months ended September 30, 2012 and 2011, depreciation and amortization was $25,707,000 and $10,029,000, respectively, and consisted primarily of depreciation on our operating properties of $16,839,000 and $6,688,000, respectively, and amortization on our identified intangible assets of $8,802,000 and $3,324,000, respectively.

Interest Expense

For the three months ended September 30, 2012 and 2011, interest expense including loss in fair value of derivative financial instruments was $3,548,000 and $2,401,000, respectively. For the nine months ended September 30, 2012 and 2011, interest expense including loss in fair value of derivative financial instruments was $9,799,000 and $5,194,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest expense — mortgage loans payable and derivative financial instruments	$2,880,000	$1,251,000	$7,811,000	$3,146,000
Interest expense — lines of credit	518,000	570,000	1,263,000	743,000
Amortization of deferred financing costs — lines of credit	266,000	236,000	764,000	414,000
Amortization of deferred financing costs — mortgage loans payable	157,000	172,000	556,000	465,000
Loss in fair value of our derivative financial instruments	—	202,000	52,000	427,000
Loss on extinguishment of debt — write-off of deferred financing costs and debt discount	18,000	2,000	35,000	44,000
Amortization of debt discount and (premium), net	(291,000)	(32,000)	(682,000)	(45,000)

Total	$3,548,000	$2,401,000	$9,799,000	$5,194,000

Interest Income

For the three months ended September 30, 2012 and 2011, we had interest income of $4,000 and $3,000, respectively, and for the nine months ended September 30, 2012 and 2011, we had interest income of $11,000 and $9,000, respectively, related to interest earned on funds held in cash accounts.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our offerings to provide the capital required to acquire real estate and real estate-related investments, net of any indebtedness that we may incur. Our ability to raise funds through our offerings is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase real estate and real estate-related investments is obtained primarily from our offerings and from any indebtedness that we may incur.

We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our real estate and real estate-related investments.

Our sources of funds will primarily be the net proceeds of our initial offering and our follow-on offering, if and when declared effective by the SEC, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $4,140,000 to pay interest on our outstanding indebtedness in the remaining three months of 2012, based on interest rates in effect as of September 30, 2012. In addition, we estimate that we will require $3,814,000 to pay principal on our outstanding indebtedness in the remaining three months of 2012. We also require resources to make certain payments to our advisor entities and their affiliates, which during our initial offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings and the net proceeds of our initial offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our advisor entities evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our offerings in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offerings in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our offerings and the resulting amount of net proceeds available for investment.

When we acquire a property, our advisor entities prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our initial offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

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

Based on the properties we owned as of September 30, 2012, we estimate that our expenditures for capital improvements and tenant improvements will require up to $2,901,000 for the remaining three months of 2012. As of September 30, 2012, we had $7,207,000 of restricted cash in loan impounds and reserve accounts available for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 were $9,636,000 and $4,265,000, respectively. For the nine months ended September 30, 2012 and 2011, cash flows provided by operating activities primarily related to the cash flows from our property acquisitions, partially offset by the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 were $498,927,000 and $211,616,000, respectively. For the nine months ended September 30, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $495,944,000, capital expenditures of $2,757,000 and an increase in restricted cash in the amount of $6,631,000, partially offset by a reduction of $6,306,000 in real estate and escrow deposits which were applied towards the purchase of real estate. For the nine months ended September 30, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $206,287,000, capital expenditures of $2,755,000 and an increase in real estate and escrow deposits for the purchase of real estate in the amount of $3,001,000. We anticipate cash flows used in investing activities to increase as we purchase additional properties.

Cash flows provided by financing activities for the nine months ended September 30, 2012 and 2011 were $454,809,000 and $210,145,000, respectively. For the nine months ended September 30, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $379,835,000, net borrowings under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, and our unsecured revolving credit facility with Bank of America, or the unsecured line of credit, or collectively the lines of credit, in the amount of $148,100,000 and borrowings on our mortgage loans payable in the amount of $22,818,000, partially offset by principal payments on our mortgage loans payable in the amount of $29,194,000, the payment of offering costs of $41,331,000 and distributions of $15,224,000. Additional cash outflows related to deferred financing costs of $4,232,000 in connection with the debt financing for our acquisitions, share repurchases of $2,541,000 and contingent consideration associated with some of our acquisitions in the amount of $3,434,000. Of the $29,194,000 in payments on our mortgage loans payable, $26,669,000 reflects the early extinguishment of mortgage loans payable on Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion and the repayment of a bridge loan on Southeastern SNF Portfolio. For the nine months ended September 30, 2011, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $239,002,000, borrowings on our mortgage loans payable in the amount of $27,700,000 and net borrowings under our secured revolving credit facilities with Bank of America and KeyBank in the amount of $33,147,000, partially offset by principal payments on our mortgage loans payable in the amount of $55,044,000, the payment of offering costs of $25,535,000 and distributions of $5,892,000. Additional cash outflows related to deferred financing costs of $2,561,000 in connection with the debt financing for our acquisitions. Of the $55,044,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand and $17,039,000 reflects an early payment made on a $26,810,000 bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings from our line of credit with KeyBank. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties. For a further discussion of our lines of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.

Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on September 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on December 31, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through December 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the nine months ended September 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Nine Months Ended
	September 30,
	2012		2011

Distributions paid in cash	$15,224,000		$5,892,000
Distributions reinvested	14,621,000		5,599,000

	$29,845,000		$11,491,000

Sources of distributions:
Cash flows from operations	$9,636,000	32.3%	$4,265,000	37.1%
Offering proceeds	20,209,000	67.7%	7,226,000	62.9%

	$29,845,000	100%	$11,491,000	100%

Under GAAP, acquisition expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds.

Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.

As of September 30, 2012, we had an amount payable of $943,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of September 30, 2012, no amounts due to our former advisor, our advisor entities or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with net proceeds from our initial offering and our follow-on offering, if and when declared effective by the SEC, funds from our co-sponsors or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Nine Months Ended
	September 30,
	2012		2011

Distributions paid in cash	$15,224,000		$5,892,000
Distributions reinvested	14,621,000		5,599,000

	$29,845,000		$11,491,000

Sources of distributions:
FFO	$—	—%	$2,669,000	23.2%
Offering proceeds	29,845,000	100%	8,822,000	76.8%

	$29,845,000	100%	$11,491,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, see Funds from Operations and Modified Funds from Operations below.

Financing

We anticipate that after an initial phase of operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock), our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2012, our borrowings were 30.8% of our properties’ combined fair market values, as defined.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 14, 2012 and September 30, 2012, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.

Lines of Credit

For a discussion of the lines of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.

REIT Requirements

In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offerings.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2012, we had $208,305,000 ($220,688,000, net of discount and premium) of fixed rate debt and $16,777,000 ($16,531,000, net of discount and premium) of variable rate debt outstanding secured by our properties. As of September 30, 2012, we had $148,100,000 outstanding under the unsecured line of credit.

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2012, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.39% per annum.

Contractual Obligations

The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the unsecured line of credit, (ii) interest payments on our mortgage loans payable, the unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of September 30, 2012:

	Payments Due by Period
	Less than 1 Year		1-3 Years	4-5 Years	More than 5 Years
	(2012)		(2013-2014)	(2015-2016)	(after 2017)	Total

Principal payments — fixed rate debt	$938,000		$26,745,000	$38,557,000	$142,065,000	$208,305,000
Interest payments — fixed rate debt	2,656,000		20,365,000	16,402,000	66,321,000	105,744,000
Principal payments — variable rate debt	2,876,000	(1)	694,000	155,109,000	6,198,000	164,877,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2012)	1,335,000		10,503,000	3,027,000	218,000	15,083,000
Interest payments — fixed rate interest rate swap (based on rates in effect as of September 30, 2012)	149,000		318,000	50,000	—	517,000
Ground lease obligations	113,000		762,000	787,000	24,969,000	26,631,000

Total	$8,067,000		$59,387,000	$213,932,000	$239,771,000	$521,157,000

(1)	Our variable rate mortgage loan payable in the outstanding principal amount of $2,791,000 ($2,544,000, net of discount and premium) secured by Center for Neurosurgery and Spine as of September 30, 2012 has a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay any interest rate swap termination amount, if any. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $42,000, $294,000, $221,000 and $217,000 in 2012, 2013-2014, 2015-2016 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectuses for our offerings, we will use the proceeds raised in our offerings to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2012 and 2011. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offerings and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

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

In addition, we are presenting Normalized MFFO to adjust MFFO for the purchase of the subordinated distribution for the three and nine months ended September 30, 2012. We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO, MFFO and Normalized MFFO for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(21,436,000)	$413,000	$(26,150,000)	$(7,352,000)
Add:
Depreciation and amortization — consolidated properties	10,743,000	4,553,000	25,707,000	10,029,000
Less:
Net income attributable to noncontrolling interests	(2,000)	—	(2,000)	(1,000)
Depreciation and amortization related to noncontrolling interests	(3,000)	(2,000)	(9,000)	(7,000)

FFO	$(10,698,000)	$4,964,000	$(454,000)	$2,669,000

Add:
Acquisition related expenses(a)	$21,174,000	$913,000	$32,326,000	$9,698,000
Amortization of above and below market leases(b)	351,000	81,000	879,000	206,000
Loss in fair value of derivative financial instruments(c)	—	202,000	52,000	427,000
Loss on extinguishment of debt(d)	18,000	2,000	35,000	44,000
Change in deferred rent receivables related to noncontrolling interests(e)	—	—	1,000	1,000
Less:
Change in deferred rent receivables(e)	(1,805,000)	(806,000)	(4,776,000)	(1,719,000)

MFFO	$9,040,000	$5,356,000	$28,063,000	$11,326,000

Add:
Subordinated distribution purchase(f)	4,232,000	—	4,232,000	—

Normalized MFFO	$13,272,000	$5,356,000	$32,295,000	$11,326,000

		.
Weighted average common shares outstanding — basic and diluted	78,492,871	34,644,097	64,418,435	26,171,404

Net loss per common share — basic and diluted	$(0.27)	$0.01	$(0.41)	$(0.28)

FFO per common share — basic and diluted	$(0.14)	$0.14	$(0.01)	$0.10

MFFO per common share — basic and diluted	$0.12	$0.15	$0.44	$0.43

Normalized MFFO per common share — basic and diluted	$0.17	$0.15	$0.50	$0.43

(a)

In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties, as well as gains and losses on contingent consideration in connection with acquisitions. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, all paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows.

(b)	Under GAAP, above and below market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above and below market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(c)	Under GAAP, we are required to record our derivative financial instruments at fair value at each reporting period. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

(d)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

(e)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, provide insight on the expected contractual cash flows of such lease terms, and align results with our analysis of operating performance.

(f)	We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations.

Net Operating Income

Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, subordinated distribution purchase, acquisition related expenses, depreciation and amortization, interest expense and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net (loss) income	$(21,436,000)	$413,000	$(26,150,000)	$(7,352,000)
Add:
General and administrative	2,935,000	1,563,000	7,753,000	3,942,000
Subordinated distribution purchase	4,232,000	—	4,232,000	—
Acquisition related expenses	21,174,000	913,000	32,326,000	9,698,000
Depreciation and amortization	10,743,000	4,553,000	25,707,000	10,029,000
Interest expense	3,548,000	2,401,000	9,799,000	5,194,000
Less:
Interest income	(4,000)	(3,000)	(11,000)	(9,000)

Net operating income	$21,192,000	$9,840,000	$53,656,000	$21,502,000

Subsequent Events

For a discussion of subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 15, 2012.

The table below presents, as of September 30, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$938,000	$3,901,000	$22,844,000	$19,706,000	$18,851,000	$142,065,000	$208,305,000	$237,603,000
Weighted average interest rate on maturing debt	5.26%	5.27%	5.71%	5.30%	6.01%	4.91%	5.14%	—
Variable rate debt — principal payments	$2,876,000	$343,000	$351,000	$148,459,000	$6,650,000	$6,198,000	$164,877,000	$163,902,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2012)	1.36%	2.87%	2.86%	3.29%	3.09%	2.63%	3.22%	—

Mortgage loans payable were $225,082,000 ($237,219,000, net of discount and premium) as of September 30, 2012. As of September 30, 2012, we had 24 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.32% to 6.60% per annum and a weighted average effective interest rate of 4.95% per annum. As of September 30, 2012, we had $208,305,000 ($220,688,000, net of discount and premium) of fixed rate debt, or 92.5% of mortgage loans payable, at a weighted average effective interest rate of 5.14% per annum and $16,777,000 ($16,531,000, net of discount and premium) of variable rate debt, or 7.5% of mortgage loans payable, at a weighted average effective interest rate of 2.61% per annum. In addition, as of September 30, 2012, we had $148,100,000 outstanding under the unsecured line of credit, at a weighted-average interest rate of 3.29% per annum.

As of September 30, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.39% per annum. $2,791,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller confirming that the seller agrees to pay the interest rate swap termination amount, if any, and as such, the $2,791,000 principal balance is reflected in the 2012 column above.

An increase in the variable interest rate on the unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of September 30, 2012, a 0.50% increase in the London Interbank Offered Rate, or LIBOR, would have increased our overall interest expense on the unsecured line of credit and variable mortgage loans payables by $9,074,000, or 8.3%

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 15, 2012, except as noted below.

We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our initial offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.

Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our initial public offering, or our initial offering, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.

We have used, and in the future may use, the net proceeds from our initial offering, borrowed funds, or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on September 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on December 31, 2012.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through December 2012 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the nine months ended September 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Nine Months Ended September 30,
	2012		2011

Distributions paid in cash	$15,224,000		$5,892,000
Distributions reinvested	14,621,000		5,599,000

	$29,845,000		$11,491,000

Sources of distributions:
Cash flows from operations	$9,636,000	32.3%	$4,265,000	37.1%
Offering proceeds	20,209,000	67.7%	7,226,000	62.9%

	$29,845,000	100%	$11,491,000	100%

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

As of September 30, 2012, we had an amount payable of $943,000 to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor, or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of September 30, 2012, no amounts due to Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, our sub-advisor, or collectively our advisor entities, Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, or their affiliates have been deferred, waived or forgiven. Our former advisor, our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offerings, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Nine Months Ended September 30,
	2012		2011

Distributions paid in cash	$15,224,000		$5,892,000
Distributions reinvested	14,621,000		5,599,000

	$29,845,000		$11,491,000

Sources of distributions:
FFO	$—	—%	$2,669,000	23.2%
Offering proceeds	29,845,000	100%	8,822,000	76.8%

	$29,845,000	100%	$11,491,000	100%

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

Because not all REITs calculate modified funds from operations the same way, our use of modified funds from operations may not provide meaningful comparisons with other REITs.

We use modified funds from operations, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.

As of September 30, 2012, one of our tenants, Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), accounted for more than 15.0% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

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

We are subject to federal securities laws relating to our public communications. If any of our public communications are held to be in violation of such laws, we could be subject to potential liability. Investors in our initial offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended, or the Securities Act, we could be required to repurchase the shares sold to persons who received such communications before receiving a copy of our prospectus for a period of one year following the date of any violation determined by a court to have occurred. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase. In the event that one or more of our public communications is claimed to have been made in violation of Section 5 of the Securities Act of 1933, as amended, we expect that we would contest such claim. Nevertheless, we cannot assure investors that a court would agree with us in such instance. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim, and such liability may adversely affect our operating results or financial position. Investors in our initial offering should rely only on the statements made in our prospectus as supplemented to date in determining whether to purchase shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Public Offering Proceeds

Our Registration Statement on Form S-11 (File No. 333-158111), registering our initial public offering of up to $3,285,000,000 of shares of our common stock, was declared effective under the Securities Act on August 24, 2009. Pursuant to our Registration Statement on Form S-11, until November 6, 2012, we were conducting a best efforts initial public offering, or our initial offering, in which we were offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we are offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our initial offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our initial offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.

As of September 30, 2012, we had received and accepted subscriptions in our initial offering for 86,267,222 shares of our common stock, or $860,687,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2012, a total of $25,423,000 in distributions were reinvested and 2,676,081 shares of our common stock were issued pursuant to the DRIP.

As of September 30, 2012, we had incurred selling commissions of $33,012,000, dealer manager fees of $14,517,000 and other offering expenses of $8,627,000 to our former affiliates or to our sub-advisor in connection with our initial offering. In addition, as of September 30, 2012, we had incurred selling commissions of $25,502,000 and dealer manager fees of $11,197,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of gross proceeds received in our primary offering was 10.8% as of September 30, 2012 and will not exceed 11.0% in the aggregate. As of September 30, 2012, net offering proceeds were $793,255,000, including proceeds from the DRIP and after deducting offering expenses.

As of September 30, 2012, $195,000 remained payable to our sub-advisor for offering related costs.

As of September 30, 2012, we had used $626,890,000 in proceeds from our initial offering to acquire properties from unaffiliated parties, $29,392,000 to pay acquisition related expenses to affiliated parties, $8,920,000 for lender required restricted cash accounts to unaffiliated parties, $8,670,000 for deferred financing costs to unaffiliated parties, $7,905,000 to pay acquisition related expenses to unaffiliated parties, $84,868,000 to repay borrowings from unaffiliated parties incurred in connection with previous acquisitions and $1,244,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

During the three months ended September 30, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2012 to July 31, 2012	75,396	$9.64	75,396	(2)
August 1, 2012 to August 31, 2012	—	$—	—	(2)
September 1, 2012 to September 30, 2012	—	$—	—	(2)

Total/Weighted Average	75,396	$9.64	75,396

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009. On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased at 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price.
(2)	Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Griffin-American Healthcare REIT II, Inc.
(Registrant)

November 14, 2012	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

November 14, 2012	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1	Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2	Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3	Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4	Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5	Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7	Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1	Third Amended and Restated Escrow Agreement between Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit 4.2 to our Post-Effective Amendment No. 17 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 24, 2012 and incorporated herein by reference)

4.3	Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. effective for issuances as of November 7, 2012 (included as Exhibit C to Supplement No. 9 dated November 7, 2012 to our Prospectus dated January 9, 2012 (File No. 333-158111) filed November 7, 2012 and incorporated herein by reference)

4.4	Amended and Restated Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. effective for shares repurchased on or after December 7, 2012 (included as Exhibit D to Supplement No. 9 dated November 7, 2012 to our Prospectus dated January 9, 2012 (File No. 333-158111) filed November 7, 2012 and incorporated herein by reference)

10.1	Form of Subsidiary Guaranty Joinder Agreement for the benefit of Lenders (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed July 27, 2012 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.