Form 10-K
period 2012-12-31
Griffin-American Healthcare REIT II, Inc.
filed 2013-03-15
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Common Stock, $0.01 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares currently are being sold at $10.22 per share, with discounts available for certain categories of purchasers, and which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers, as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter. There were approximately 68,880,809 shares of common stock held by non-affiliates as of June 30, 2012 for an aggregate market value of $688,808,000, assuming a market value as of that date of $10.00 per share.
As of March 8, 2013, there were 129,667,170 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.
______________________________________

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
On August 24, 2009, we commenced a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering in our initial offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. As of December 31, 2012, we had received and accepted subscriptions in our initial offering for 110,169,985 shares of our common stock, or $1,100,586,000, excluding shares of our common stock issued pursuant to the DRIP.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, pursuant to our primary offering and issued 4,205,920 shares of our common stock, or $40,167,000, pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP.
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

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation, our former dealer manager, that we terminated the Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one year term that expired on January 7, 2013, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on January 4, 2013 and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
Key Developments during 2012 and 2013

•
On January 3, 2012, we changed our name and the name of our operating partnership from Grubb & Ellis Healthcare REIT II, Inc. and Grubb & Ellis Healthcare REIT II Holdings, LP to Griffin-American Healthcare REIT II, Inc. and Griffin-American Healthcare REIT II Holdings, LP, respectively.

•
On January 7, 2012, we successfully completed our transition to American Healthcare Investors and Griffin Capital Corporation as our co-sponsors and Griffin Securities as the dealer manager of our initial offering.

•
On June 5, 2012, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swingline lender and issuer of letters of credit; KeyBank National Association, or KeyBank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint book managers; and the lenders named therein, to obtain an unsecured revolving line of credit, with an aggregate maximum principal amount of $200,000,000, or the unsecured line of credit. The actual amount of credit available under the unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement. The maximum principal amount of the Credit Agreement may be increased by up to $150,000,000, for a total principal amount of $350,000,000, subject to (a) the terms of the Credit Agreement and (b) such additional financing amount being offered and provided by existing lenders or new lenders under the Credit Agreement. See Note 9, Line of Credit — Unsecured Revolving Line of Credit, to our Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details.

•	On February 14, 2013, we terminated our initial offering and commenced our follow-on offering of up to $1,650,000,000 of shares of common stock.

•
As of March 15, 2013, we had completed 51 acquisitions, comprised of 148 buildings and 5,747,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,371,396,000, thereby increasing our property portfolio by 213%, based on aggregate purchase price, since January 1, 2012.

•
As of March 8, 2013, we had received and accepted subscriptions in our follow-on offering for 2,694,876 shares of our common stock, or $27,466,000, excluding shares of our common stock issued pursuant to the DRIP.

Our Structure
The following is a summary of our organizational structure as of March 15, 2013:

Our principal executive offices are located at 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California 92660, and the telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit2.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, as well as our Registration Statement on Form S-11 (File No. 333-181928), and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereit2.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
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
Investment Strategy
We intend to use substantially all of the net proceeds from our initial offering and follow-on offering, or our offerings, to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
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

We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in our offerings.
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
We intend to acquire leased properties with long-term leases in-place and we do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.
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
We may only enter into joint ventures with other Griffin Capital programs, future American Healthcare Investors’ programs, affiliates of our advisor entities or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliates are on substantially the same terms and conditions.

We may invest in general partnerships or joint ventures with other Griffin Capital programs, future American Healthcare Investors programs or affiliates of our advisor entities to enable us to increase our equity participation in such ventures as additional proceeds of our follow-on offering are received, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor entities or any of their affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.
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
We may invest in investment grade and non-investment grade commercial mortgage-backed securities classes. However, we will not invest more than 10.0% of the offering proceeds available for investment in commercial mortgage-backed securities. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. Similarly, we will not invest more than 10.0% of the offering proceeds available for investment in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities and the amount of proceeds we raise in our offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
We anticipate that after our initial phase of operations (prior to the investment of all of the net proceeds of our offerings of shares of our common stock) when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 45.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31,

2012, our aggregate borrowings were 33.2% of the combined fair market value of all of our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300% of our net assets, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 15, 2013 and December 31, 2012, our leverage did not exceed 300% of the value of our net assets.
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
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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

Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flow to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in our follow-on offering or subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.
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
The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
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
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
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
Significant Tenants
As of December 31, 2012, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as set forth below.

Tenant	2012 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$15,818,000	13.1%	Southeastern SNF Portfolio	454,000	01/31/27
________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Concentration
Based on leases in effect as of December 31, 2012, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Texas accounted for 12.9% of annualized base rent, California accounted for 12.3% of annualized base rent and Georgia accounted for 10.9% of annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2. Properties – Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor entities. Our day-to-day management is performed by our advisor entities and their affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees for the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor entities are eligible for awards pursuant to the 2009 Incentive Plan, or our incentive plan. As of December 31, 2012, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor entities under this plan.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2012, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to this, we operated through three reportable segments; however with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. For a discussion of our segment reporting for years ended December 31, 2012, 2011 and 2010, see Note 18, Segment Reporting, to our Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and subject to our board of directors’ discretion. Our board of directors may also amend, suspend or terminate our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 11.0% of the gross offering proceeds, which will be used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also will be required to use the gross proceeds from our follow-on offering to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our offerings.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our follow-on offering. As a result, our follow-on offering is considered a “blind pool” offering because investors in our follow-on offering are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
We have a limited operating history; therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored by Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2009, did not engage in any material business operations prior to our initial offering and acquired our first property in March 2010. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, this is the first real estate program sponsored by American Healthcare Investors, and you should not rely on the past performance of other Griffin Capital-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Therefore, to be successful in this market, we must, among other things:

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
If we raise proceeds substantially less than the maximum offering in our follow-on offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of an investment in us may fluctuate more widely with the performance of specific investments.
We are dependent upon the net proceeds to be received from our follow-on offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our follow-on offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in our follow-on offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure stockholders as to the amount of proceeds that will be raised in our follow-on offering or that we will achieve sales of the maximum offering amount in our follow-on offering. If we are unable to raise substantially more than the amount we have received to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. An investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor entities in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offerings after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor entities and the oversight of our board of directors. Our advisor entities may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor entities, are unable to find suitable investments, we will hold the net proceeds of our offerings in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
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
Griffin-American Advisor and certain of its key personnel, and their respective affiliates, serve as key personnel, advisors, managers and sponsors of 14 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., a publicly registered, non-traded real estate investment trust, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on an investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently also serves as dealer manager for Griffin Capital Essential Asset REIT, Inc. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.

Our advisor entities may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement.
We are externally advised by our advisor entities pursuant to an Advisory Agreement between us and our advisor, and a sub-advisory agreement between our advisor and our sub-advisor, each of which has a one-year term that expires January 7, 2014 and is subject to successive one-year renewals upon the mutual consent of us and our advisor entities. In the event of a partial or full liquidation of our assets, our advisor entities will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the partnership agreement for our operating partnership, or the operating partnership agreement. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the operating partnership agreement provides that our advisor entities will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, our advisor entities shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor entities in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offerings and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of the offering price from the sale of shares of our common stock in our offerings is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
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

Risks Related to Our Business
We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offerings, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We have used, and in the future may use, the net proceeds from our offerings, borrowed funds, or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending March 31, 2013.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through March 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations, are as follows:

	Years Ended December 31,
	2012		2011
Distributions paid in cash	$22,972,000		$9,375,000
Distributions reinvested	22,622,000		8,817,000
	$45,594,000		$18,192,000
Sources of distributions:
Cash flows from operations	$23,462,000	51.5%	$9,264,000	50.9%
Offering proceeds	22,132,000	48.5	8,928,000	49.1
	$45,594,000	100%	$18,192,000	100%
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
As of December 31, 2012, we had an amount payable of $1,474,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2012, no amounts due to our advisor entities or our former advisor have been deferred, waived or forgiven. Our former advisor and our advisor entities and their respective affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their respective affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our follow-on offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Years Ended December 31,
	2012		2011
Distributions paid in cash	$22,972,000		$9,375,000
Distributions reinvested	22,622,000		8,817,000
	$45,594,000		$18,192,000
Sources of distributions:
FFO	$—	—%	$9,040,000	49.7%
Offering proceeds	45,594,000	100	9,152,000	50.3
	$45,594,000	100%	$18,192,000	100%
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
There may be a substantial period of time before all of the proceeds of our follow-on offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our follow-on offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.
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

Because not all REITs calculate modified funds from operations, or MFFO, the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
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
We intend to use the gross proceeds of our offerings to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains, each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire and make necessary capital improvements to properties, pay other expenses or expand our business.
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
As March 15, 2013, rental payments by one of our tenants, Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), accounted for approximately 13.1% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor entities in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor entities have broad discretion over the use of proceeds from our offerings and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our prospectus or other periodic filings with the SEC. We rely on the management ability of our advisor entities, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor entities. If our advisor entities suffer or are distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor entities may be unable to allocate time and/or resources to our operations. If our advisor entities are unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor entities’ principals, officers and certain of the principals, officers and employees of American Healthcare Investors, who manage our sub-advisor, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. In the event that Mr. Hanson or Mr. Prosky are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor entities or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor, with the consent of the sub-advisor, can terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the operating partnership agreement provides that our advisor will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, our advisor entities shall be entitled to receive a distribution equal to the amount that would be payable to our advisor entities pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor entities upon termination of the Advisory Agreement cannot be determined at the present time.
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

We have and may continue to structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.
We have and may continue to acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, the operating partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.
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
Griffin Capital is currently the sponsor for another publicly held, non-traded REIT. American Healthcare Investors has no interests in other publicly-held real estate programs, however, it is not precluded from sponsoring other real estate programs in the future. As a result, we may be buying properties at the same time as one or more other Griffin Capital or future American Healthcare Investors programs that are managed or advised by affiliates of our advisor entities. Officers and employees of our advisor entities may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor entities may select properties for us that provide lower returns to us than properties that their affiliates select to be purchased by another Griffin Capital program or future American Healthcare Investor programs. We cannot be sure that officers and employees acting for or on behalf of our advisor entities and on behalf of managers of other Griffin Capital programs or future American Healthcare Investors programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor, our sub-advisor and other entities or programs managed by their affiliates, our advisor entities may not cause us to invest in favorable investment opportunities that our advisor entities locate when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of our stockholders’ investment.
All of our officers also are principals, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offerings and our operations. These relationships are described in Part III, Item 10, Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K. These persons are not precluded from working with, or investing in, any program American Healthcare Investors may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investment.
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
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 8.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock, subject to certain reductions relating to properties acquired prior Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.
The distribution payable to our advisor entities may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.
Our advisor entities’ entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor entities to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor entities upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange, if our advisor entities meet the performance thresholds included in the operating partnership agreement even if our advisor or sub-advisor are no longer serving as our advisor or sub-advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor entities.
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
To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our offerings, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
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
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of real estate revenue from that property.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on real estate revenue and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offerings to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offerings to pay the purchase price at closing.
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
The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a revised Exposure Draft regarding lease accounting in the second quarter of 2013.
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
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. Therefore, the reduction of 27.0% for Medicare reimbursement to physicians that is related to the sustainable growth rate adjustment has been delayed until January 1, 2014. However, this is merely a delay in the implementation of the Medicare payment reduction to physicians and it may be implemented in 2014, which will adversely impact our tenants' ability to make rental payments.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, state insurance exchanges will be implemented which will provide a new mechanism for individuals to obtain insurance, and at this time the reimbursement rates related to the state insurance exchange programs are unknown. In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Some tenants of our medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.

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
To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offerings), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offerings) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
Even if we continue to qualify as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2012, our principal executive offices are located at 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California 92660. We do not have an address separate from our advisor entities or our co-sponsors. Since we pay our advisor entities fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2012, we had completed 49 acquisitions, 35 of which were acquisitions of medical office buildings, six of which were acquisitions of hospitals, five of which were acquisitions of skilled nursing facilities, two of which were acquisitions of both skilled nursing and assisted living facilities, and one of which was an acquisition of assisted living facilities. The aggregate purchase price of these properties was $1,324,596,000 and was comprised of 143 buildings and 5,463,000 square feet of GLA.
The following table presents certain additional information about our properties as of December 31, 2012:

Property(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Occupancy(3)	Annual Rent Per Leased Sq Ft(4)
Lacombe Medical Office Building	Lacombe, LA	Medical Office	34,000	0.6%	03/05/10	$6,970,000	$554,000	0.5%	89.5%	$18.11
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	33,000	0.6	03/31/10	6,500,000	591,000	0.5	100%	$17.86
Parkway Medical Center	Beachwood, OH	Medical Office	88,000	1.6	04/12/10	10,900,000	1,772,000	1.5	91.6%	$21.98
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office	37,000	0.7	04/30/10	8,400,000	715,000	0.6	89.3%	$21.71
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	37,000	0.7	05/27/10	11,000,000	1,021,000	0.8	100%	$27.26
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	51,000	0.9	06/25/10	10,100,000	1,226,000	1.0	88.8%	$26.81
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	29,000	0.5	06/28/10	6,350,000	465,000	0.4	71.6%	$22.59
Pocatello East Medical Office Building	Pocatello, ID	Medical Office	76,000	1.4	07/27/10	15,800,000	1,495,000	1.2	100%	$19.56
Monument Long-Term Acute Care Hospital Portfolio	Cape Girardeau, Joplin, Columbia, MO; and Athens, GA	Hospital	115,000	2.1	08/12/10, 08/31/10, 10/29/10 and 01/31/11	41,695,000	3,829,000	3.2	100%	$33.32

Property(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Occupancy(3)	Annual Rent Per Leased Sq Ft(4)
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	Skilled Nursing	232,000	4.2%	09/16/10	$45,000,000	$4,535,000	3.7%	100%	$19.56
Sylva Medical Office Building	Sylva, NC	Medical Office	45,000	0.8	11/15/10	11,400,000	1,020,000	0.8	100%	$22.57
Surgical Hospital of Humble	Humble, TX	Hospital	30,000	0.5	12/10/10	13,100,000	1,190,000	1.0	100%	$39.18
Lawton Medical Office Building Portfolio	Lawton, OK	Medical Office	62,000	1.1	12/22/10	11,550,000	975,000	0.8	100%	$15.63
Ennis Medical Office Building	Ennis, TX	Medical Office	30,000	0.5	12/22/10	7,100,000	624,000	0.5	94.8%	$22.00
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	60,000	1.1	03/29/11	11,950,000	1,070,000	0.9	88.5%	$20.03
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	34,000	0.6	03/31/11	13,000,000	1,334,000	1.1	100%	$38.94
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	40,000	0.7	04/13/11	11,000,000	1,247,000	1.0	100%	$31.42
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	42,000	0.8	04/14/11	8,070,000	734,000	0.6	100%	$17.44
Lakewood Ranch Medical Office Building	Bradenton, FL	Medical Office	58,000	1.1	04/15/11	12,500,000	1,202,000	1.0	94.5%	$22.09
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	156,000	2.9	05/12/11	30,050,000	2,936,000	2.4	100%	$18.83
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	179,000	3.3	05/26/11	44,050,000	3,182,000	2.6	77.4%	$22.96
Philadelphia SNF Portfolio	Philadelphia, PA	Skilled Nursing	392,000	7.2	06/30/11	75,000,000	7,689,000	6.4	100%	$19.63
Maxfield Medical Office Building	Sarasota, FL	Medical Office	41,000	0.8	07/11/11	7,200,000	642,000	0.5	90.5%	$17.25
Lafayette Physical Rehabilitation Hospital	Lafayette, LA	Hospital	26,000	0.5	09/30/11	12,100,000	1,086,000	0.9	100%	$41.11
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office	60,000	1.1	12/22/11	7,840,000	708,000	0.6	90.0%	$13.01

Property(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Occupancy(3)	Annual Rent Per Leased Sq Ft(4)
Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainsville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	454,000	8.3%	01/10/12	$166,500,000	$15,818,000	13.0%	100%	$34.86
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	177,000	3.2	01/27/12 and 03/23/12	33,800,000	2,981,000	2.5	84.4%	$20.00
Spokane MOB	Spokane, WA	Medical Office	96,000	1.8	01/31/12	32,500,000	2,312,000	1.9	96.6%	$25.01
Centre Medical Plaza	Chula Vista, CA	Medical Office	75,000	1.4	04/26/12	24,600,000	2,659,000	2.2	100%	$35.51
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	88,000	1.6	04/26/12	19,250,000	1,620,000	1.3	100%	$18.41
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	150,000	2.7	05/22/12, 07/19/12 and 08/14/12	30,060,000	3,153,000	2.6	90.3%	$23.33
Texakana MOB	Texarkana, TX	Medical Office	32,000	0.6	06/14/12	6,500,000	547,000	0.5	100%	$17.32
Greeley MOB	Greeley, CO	Medical Office	58,000	1.1	06/22/12	13,200,000	1,134,000	0.9	100%	$19.53
Columbia MOB	Columbia, SC	Medical Office	43,000	0.8	06/26/12	6,900,000	790,000	0.7	87.4%	$20.92
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	272,000	5.0	06/29/12 and 07/12/12	71,000,000	5,870,000	4.9	96.9%	$22.28
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	147,000	2.7	07/19/12, 09/05/12 and 09/27/12	35,400,000	2,763,000	2.3	97.5%	$19.23
Shelbyville MOB	Shelbyville, TN	Medical Office	31,000	0.6	07/26/12	6,800,000	541,000	0.4	100%	$17.41
Jasper MOB	Jasper, GA	Medical Office	57,000	1.0	08/08/12 and 09/27/12	13,800,000	1,070,000	0.9	100%	$18.69
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Assisted Living	369,000	6.8	08/24/12	58,231,000	5,272,000	4.4	100%	$14.28
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	167,000	3.1	09/14/12	51,200,000	3,993,000	3.3	100%	$23.90
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	296,000	5.4	09/27/12	85,000,000	8,500,000	6.9	100%	$28.76
Bellaire Hospital	Houston, TX	Hospital	161,000	2.9	11/09/12	23,250,000	2,023,000	1.7	100%	$12.56
Massachusetts Senior Care Portfolio	Dalton and Hyde Park, MA	Skilled Nursing and Assisted Living	104,000	1.9	12/10/12	24,350,000	2,240,000	1.9	100%	$21.54

Property(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Occupancy(3)	Annual Rent Per Leased Sq Ft(4)
St. Petersburg Medical Office Building	St.Petersburg, FL	Medical Office	53,000	1.0%	12/20/12	$10,400,000	$915,000	0.8%	87.1%	$19.77
Bessemer Medical Office Building	Bessemer, AL	Medical Office	100,000	1.8	12/20/12	25,000,000	2,034,000	1.7	97.8%	$20.84
Santa Rosa Medical Office Building	Santa Rosa, CA	Medical Office	102,000	1.9	12/20/12	18,200,000	2,340,000	1.9	92.2%	$24.97
North Carolina ALF Portfolio	Fayetteville, Fuquay-Varina, Knightdale, Lincolnton and Monroe, NC	Assisted Living	185,000	3.4	12/21/12	75,000,000	5,400,000	4.5	100%	$29.15
Falls of Neuse Raleigh Medical Office Building	Raleigh, NC	Medical Office	77,000	1.4	12/31/12	21,000,000	1,552,000	1.3	100%	$20.23
Central Indiana MOB Portfolio	Carmel, Indianapolis and Lafayette, IN	Medical Office	182,000	3.3	12/31/12	34,030,000	3,638,000	3.0	90.9%	$21.99
Total/Weighted Average			5,463,000	100%		$1,324,596,000	$121,007,000	100%	96.6%	$22.93
 ________

(1)	We own 100% of our properties, except for Pocatello East Medical Office Building, of which we own 98.75%.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012.

(3)	Occupancy includes all leased space of the respective acquisition including master leases.

(4)	Average annual rent per leased square foot based on leases in effect as of December 31, 2012.
We own fee simple interests in all of our properties except Dixie-Lobo Medical Office Building Portfolio, Lakewood Ranch Medical Office Building, Lawton Medical Office Building Portfolio, Livingston Medical Arts Pavilion, four of the five buildings of Milestone Medical Office Building Portfolio, Pocatello East Medical Office Building, Sierra Providence East Medical Plaza I, St. Anthony North Medical Office Building, Sylva Medical Office Building, three of the four buildings of FLAGS MOB Portfolio, one of the two buildings of Gulf Plains MOB Portfolio, one of the seven buildings of Midwestern MOB portfolio, five of the nine buildings of Ola Nalu MOB Portfolio, Shelbyville MOB, St. Petersburg Medical Office Building, Bessemer Medical Office Building and Falls of Neuse Raleigh Medical Office Building for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our properties, by number, square feet, percentage of leased area, annual base rent and percentage of annual rent of expiring leases as of December 31, 2012:

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2013	69	254,000	4.8%	$5,810,000	4.0%
2014	64	277,000	5.2	6,436,000	4.4
2015	51	206,000	3.9	4,232,000	2.9
2016	64	421,000	8.0	9,290,000	6.5
2017	38	267,000	5.1	5,852,000	4.0
2018	39	351,000	6.7	7,681,000	5.3
2019	23	234,000	4.4	5,999,000	4.1
2020	30	187,000	3.6	4,862,000	3.4
2021	19	185,000	3.5	5,068,000	3.5
2022	10	84,000	1.6	1,928,000	1.3
Thereafter	38	2,809,000	53.2	87,675,000	60.6
Total	445	5,275,000	100%	$144,833,000	100%
 _______

(1)	The annual rent percentage is based on the total annual contractual base rent based on leases in effect as of December 31, 2012.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2012:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent(1)	% of Annualized Base Rent
Alabama	3	193,000	3.5%	$3,645,000	3.0%
Arizona	2	99,000	1.8	1,898,000	1.6
Arkansas	5	121,000	2.2	1,398,000	1.2
California	11	506,000	9.4	14,833,000	12.3
Colorado	3	155,000	2.8	2,918,000	2.4
Florida	5	201,000	3.7	3,764,000	3.1
Georgia	12	400,000	7.4	13,212,000	10.9
Hawaii	1	23,000	0.4	777,000	0.6
Idaho	1	76,000	1.4	1,495,000	1.2
Illinois	4	150,000	2.7	3,153,000	2.6
Indiana	6	201,000	3.7	4,089,000	3.4
Louisiana	4	142,000	2.6	3,919,000	3.2
Massachusetts	7	104,000	1.9	2,240,000	1.9
Minnesota	2	33,000	0.6	591,000	0.5
Missouri	3	84,000	1.5	2,690,000	2.2
New Jersey	1	68,000	1.2	1,967,000	1.6
New Mexico	3	53,000	1.0	1,040,000	0.9
North Carolina	7	307,000	5.6	7,972,000	6.6
Ohio	3	139,000	2.5	2,998,000	2.5
Oklahoma	3	100,000	1.8	1,997,000	1.6
Oregon	10	258,000	4.7	3,656,000	3.0
Pennsylvania	5	392,000	7.3	7,689,000	6.4
South Carolina	2	90,000	1.6	1,662,000	1.4
Tennessee	5	269,000	4.9	7,372,000	6.1
Texas	24	860,000	15.8	15,571,000	12.9
Virginia	7	232,000	4.2	4,534,000	3.7
Washington	4	207,000	3.8	3,927,000	3.2
Total	143	5,463,000	100%	$121,007,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012.
Indebtedness
For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, Net, Note 8, Derivative Financial Instruments, and Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
In order for members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons to participate in the offering and sale of shares of our common stock, we are required to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor entities’ estimated value of the shares is $10.22 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price for shares of our common stock is $10.22 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.22 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Until 18 months after the later of the completion of our follow-on offering or any subsequent offering of shares of our common stock, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the last offering of shares of our common stock, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.
Stockholders
As of March 8, 2013, we had approximately 31,909 stockholders of record.
Distributions
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on March 31, 2013.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through March 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
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

The distributions paid for the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Years Ended December 31,
	2012		2011
Distributions paid in cash	$22,972,000		$9,375,000
Distributions reinvested	22,622,000		8,817,000
	$45,594,000		$18,192,000
Sources of distributions:
Cash flows from operations	$23,462,000	51.5%	$9,264,000	50.9%
Offering proceeds	22,132,000	48.5	8,928,000	49.1
	$45,594,000	100%	$18,192,000	100%
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
As of December 31, 2012, we had an amount payable of $1,474,000 to our sub-advisor or its affiliates for asset and property management fees, lease commissions and miscellaneous operating expenses, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2012, no amounts due to our advisor entities or our former advisor have been deferred, waived or forgiven. Our former advisor and our advisor entities and their respective affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our former advisor, our advisor entities or their respective affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offerings, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO are as follows:

	Years Ended December 31,
	2012		2011
Distributions paid in cash	$22,972,000		$9,375,000
Distributions reinvested	22,622,000		8,817,000
	$45,594,000		$18,192,000
Sources of distributions:
FFO	$—	—%	$9,040,000	49.7%
Offering proceeds	45,594,000	100	9,152,000	50.3
	$45,594,000	100%	$18,192,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations, Modified Funds from Operations and Normalized Modified Funds from Operations in Item 6. Selected Financial Data.

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights, or SARs, or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 13, Equity — 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,947,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,947,500
________

(1)
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011, and November 7, 2012 in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors, in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts, which will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then current offering price of shares of our common stock; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
On November 7, 2012, in connection with the re-election of our independent directors, we issued 5,000 shares of restricted common stock to each of our independent directors pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. In addition, on November 7, 2012, we issued 2,500 shares of restricted common stock to each of our independent directors in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts. These shares of restricted common stock were also issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
On December 31, 2012, as part of the consideration we paid in connection with the acquisition of the Central Indiana MOB Portfolio, our operating partnership issued 42,700 limited partnership units to eight separate former owners of the properties at an offering price per unit of $9.5046, or $406,000 in aggregate. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both. The limited partnership units were issued through a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Securities Act and Rule 506 promulgated thereunder.

Use of Public Offering Proceeds
On August 24, 2009, pursuant to our Registration Statement on Form S-11 (File No. 333-158111), we commenced our initial offering of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering in our initial offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our initial offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our initial offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.
As of December 31, 2012, we had received and accepted subscriptions in our initial offering for 110,169,985 shares of our common stock, or $1,100,586,000, excluding shares of our common stock issued pursuant to the DRIP. As of December 31, 2012, a total of $33,424,000 in distributions were reinvested and 3,511,420 shares of our common stock were issued pursuant to the DRIP.
As of December 31, 2012, we had incurred selling commissions of $33,012,000, dealer manager fees of $14,517,000 and other offering expenses of $10,592,000 to our former advisor and our advisor entities and their respective affiliates in connection with our initial offering. In addition, as of December 31, 2012, we had incurred selling commissions of $41,633,000 and dealer manager fees of $18,356,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of gross proceeds received in our primary offering was 10.7% as of December 31, 2012 and will not exceed 11.0% in the aggregate. As of December 31, 2012, net offering proceeds in our initial offering were $1,015,900,000, including proceeds from the DRIP and after deducting offering expenses.
As of December 31, 2012, $277,000 remained payable to our sub-advisor or its affiliates for offering related costs.
As of December 31, 2012, we had used $819,796,000 in proceeds from our initial offering to acquire properties from unaffiliated parties, $85,954,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $35,401,000 to pay acquisition related expenses to affiliated parties, $9,517,000 for deferred financing costs to unaffiliated parties, $11,779,000 to pay acquisition related expenses to unaffiliated parties, $8,980,000 for lender required restricted cash accounts to unaffiliated parties, $5,213,000 for real-estate related investments to unaffiliated parties and $2,900,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.
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

During the three months ended December 31, 2012, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	165,501	$9.74	165,501	(2)
November 1, 2012 to November 30, 2012	—	$—	—	(2)
December 1, 2012 to December 31, 2012	—	$—	—	(2)
Total	165,501		165,501
 _________

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009, which was amended and restated on November 6, 2012.

(2)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period. We had limited results of operations for the period from January 7, 2009 (Date of Inception) through December 31, 2009 and for the year ended December 31, 2010, and therefore, our results of operations for the years ended December 31, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009 are not comparable.

The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$1,454,629,000	$499,152,000	$203,996,000	$13,809,000
Mortgage loans payable, net	$291,052,000	$80,466,000	$58,331,000	$—
Lines of credit	$200,000,000	$—	$11,800,000	$—
Stockholders' equity	$860,307,000	$397,357,000	$125,240,000	$13,283,000

	Years Ended December 31,			Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Total revenues	$100,728,000	$40,457,000	$8,682,000	$—
Net loss	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
Net loss attributable to controlling interest	$(63,247,000)	$(5,776,000)	$(7,424,000)	$(281,000)
Net loss per common share attributable to controlling interest — basic and diluted(1)	$(0.85)	$(0.19)	$(0.99)	$(1.51)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$23,462,000	$9,264,000	$(2,881,000)	$(40,000)
Net cash used in investing activities	$(730,304,000)	$(223,689,000)	$(186,342,000)	$—
Net cash provided by financing activities	$756,843,000	$253,089,000	$181,468,000	$13,813,000
OTHER DATA:
Distributions declared	$49,346,000	$20,037,000	$4,866,000	$—
Distributions declared per share	$0.66	$0.65	$0.65	$—
Funds from operations(2)	$(24,851,000)	$9,040,000	$(3,837,000)	$(281,000)
Modified funds from operations(2)	$44,987,000	$17,577,000	$2,909,000	$(263,000)
Normalized modified funds from operations(2)	$49,219,000	$17,577,000	$2,909,000	$(263,000)
Net operating income(3)	$79,597,000	$32,127,000	$6,481,000	$—
 _______

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

(2)	Funds from Operations, Modified Funds from Operations and Normalized Modified Funds from Operations:
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for years ended December 31, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.

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
In addition, we are presenting normalized MFFO, or Normalized MFFO, to adjust MFFO for the costs associated with the purchase during the third quarter of 2012 from an unaffiliated third party of the rights to any subordinated distribution that may have been owed to our former sponsor. We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations. For a further discussion of the subordinated distribution purchase, see Item 7. Management's Discussion and Analysis — Results of Operations — Subordinated Distribution Purchase.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO, MFFO and Normalized MFFO for the years ended December 31, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	Years Ended December 31,			Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2012	2011	2010
Net loss	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
Add:
Depreciation and amortization — consolidated properties	38,407,000	14,826,000	3,591,000	—
Less:
Net (income) loss attributable to noncontrolling interests	(3,000)	(2,000)	(1,000)	1,000
Depreciation and amortization related to noncontrolling interests	(11,000)	(10,000)	(4,000)	—
FFO	$(24,851,000)	$9,040,000	$(3,837,000)	$(281,000)
Add:
Acquisition related expenses(a)	$75,608,000	$10,389,000	$7,099,000	$18,000
Amortization of above and below market leases(b)	1,283,000	298,000	79,000	—
Amortization of closing costs and origination fees(c)	15,000	—	—	—
(Gain) loss in fair value of derivative financial instruments(d)	(24,000)	366,000	143,000	—
Loss on extinguishment of debt(e)	35,000	44,000	—	—
Change in deferred rent receivables related to noncontrolling interests(f)	2,000	2,000	1,000	—
Less:
Change in deferred rent receivables(f)	(7,081,000)	(2,562,000)	(576,000)	—
MFFO	$44,987,000	$17,577,000	$2,909,000	$(263,000)
Add:
Subordinated distribution purchase(g)	4,232,000	—	—	—
Normalized MFFO	$49,219,000	$17,577,000	$2,909,000	$(263,000)
Weighted average common shares outstanding — basic and diluted	74,122,982	30,808,725	7,471,184	186,330
Net loss per common share — basic and diluted	$(0.85)	$(0.19)	$(0.99)	$(1.51)
FFO per common share — basic and diluted	$(0.34)	$0.29	$(0.51)	$(1.51)
MFFO per common share — basic and diluted	$0.61	$0.57	$0.39	$(1.41)
Normalized MFFO per common share — basic and diluted	$0.66	$0.57	$0.39	$(1.41)
_________

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

(c)
Under GAAP, direct loan origination fees and costs are amortized over the term of the note receivable as an adjustment to the yield on the note receivable. This may result in income recognition that is different than the contractual cash flows under the note receivable. By adjusting for the amortization of the closing costs and origination fees related to our real estate note receivable, MFFO may provide useful supplemental information on the realized economic impact of the note receivable terms, providing insight on the expected contractual cash flows of such note receivable, and aligns results with our analysis of operating performance.

(d)
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

(e)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

(f)
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

(g)	We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations.

(3)	Net Operating Income:
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	Years Ended December 31,			Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2012	2011	2010
Net loss	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
Add:
General and administrative	11,067,000	5,992,000	1,670,000	268,000
Subordinated distribution purchase	4,232,000	—	—	—
Acquisition related expenses	75,608,000	10,389,000	7,099,000	18,000
Depreciation and amortization	38,407,000	14,826,000	3,591,000	—
Interest expense	13,542,000	6,711,000	1,559,000	—
Less:
Interest income	(15,000)	(17,000)	(15,000)	(4,000)
Net operating income	$79,597,000	$32,127,000	$6,481,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2012 and 2011, together with our results of operations for the years ended December 31, 2012, 2011 and 2010 and cash flows for the years ended December 31, 2012, 2011 and 2010.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering and follow-on public offering, or our offerings; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.
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
On August 24, 2009, we commenced a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering in our initial offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. As of December 31, 2012, we had received and accepted subscriptions in our initial offering for 110,169,985 shares of our common stock, or $1,100,586,000, excluding shares of our common stock issued pursuant to the DRIP.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, pursuant to our primary offering and issued 4,205,920 shares of our common stock, or $40,167,000, pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP.
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
In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation, our former dealer manager, that we terminated the Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one year term that expired on January 7, 2013, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on January 4, 2013 and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of December 31, 2012, we had completed 49 acquisitions comprising 143 buildings and approximately 5,463,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,324,596,000.
Investment Strategy
We intend to use substantially all of the net proceeds from our offerings to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, we may be required to limit our investments in certain types of real estate-related investments.

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
We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in our offerings.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables, allowance for uncollectible accounts, capitalization of expenditures, depreciation of assets, impairment of real estate, properties held for sale, accounting for property acquisition and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances.

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
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

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
Properties Held for Sale
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.
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
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than

10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
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

Acquisitions in 2013, 2012, 2011 and 2010
For a discussion of acquisitions in 2013, 2012, 2011 and 2010 see Note 3, Real Estate Investments, Net and Note 22, Subsequent Events – Property Acquisitions, to our accompanying Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Real Estate Revenue
The amount of real estate revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our real estate revenue in future periods.
Offering Proceeds
If we fail to raise substantially more proceeds from the sale of shares of our common stock in our follow-on offering than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. As a result, our real estate portfolio would be concentrated in a small number of properties, which would increase exposure to local and regional economic downturns and the poor performance of one or more of our properties, whereby our stockholders would be exposed to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our follow-on offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of December 31, 2012, our consolidated properties were 96.6% occupied. During 2013, 4.8% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2012, our remaining weighted average lease term is 9.5 years.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we have provided management’s assessment of our internal control over financial reporting as of December 31, 2012 and will continue to comply with such regulations.
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
Results of Operations
Comparison of the Years Ended December 31, 2012, 2011 and 2010
Our operating results for the years ended December 31, 2012, 2011 and 2010 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.

In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2012, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to this, we operated through three reportable business segments; however, with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
Except where otherwise noted, the change in our results of operations is primarily due to our 143 buildings as of December 31, 2012, as compared to 56 buildings as of December 31, 2011, as compared 25 buildings as of December 31, 2010. As of December 31, 2012, 2011 and 2010, we owned the following types of properties:

	As of December 31,
	2012			2011			2010
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	78	$670,370,000	93.7%	33	$216,730,000	92.9%	13	$95,070,000	96.9%
Skilled nursing facilities	37	362,145,000	100%	16	144,000,000	100%	7	45,000,000	100%
Hospitals	13	186,145,000	100%	7	77,895,000	100%	5	53,372,000	100%
Assisted living facilities	15	105,936,000	100%	—	—	—	—	—	—
Total/weighted average	143	$1,324,596,000	96.6%	56	$438,625,000	96.1%	25	$193,442,000	98.3%
Real Estate Revenue
For the years ended December 31, 2012, 2011 and 2010, real estate revenue was $100,728,000, $40,457,000 and $8,682,000, respectively, and was primarily comprised of base rent of $78,548,000, $31,506,000 and $6,786,000, respectively, and expense recoveries of $15,036,000, $6,175,000 and $1,314,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2012	2011	2010
Medical office buildings	$49,981,000	$21,479,000	$5,635,000
Skilled nursing facilities	37,432,000	11,327,000	1,363,000
Hospitals	12,280,000	7,651,000	1,684,000
Assisted living facilities	1,035,000	—	—
Total	$100,728,000	$40,457,000	$8,682,000

Rental Expenses
For the years ended December 31, 2012, 2011 and 2010, rental expenses were $21,131,000, $8,330,000 and $2,201,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2012	2011	2010
Real estate taxes	$9,948,000	$3,709,000	$804,000
Building maintenance	3,299,000	1,582,000	539,000
Utilities	3,204,000	1,361,000	427,000
Property management fees — affiliates	2,158,000	843,000	245,000
Administration	744,000	319,000	105,000
Insurance	452,000	180,000	41,000
Amortization of leasehold interests	243,000	139,000	2,000
Other	1,083,000	197,000	38,000
Total	$21,131,000	$8,330,000	$2,201,000
Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2012		2011		2010
Medical office buildings	$16,666,000	33.3%	$6,575,000	30.6%	$2,003,000	35.5%
Skilled nursing facilities	2,853,000	7.6%	1,030,000	9.1%	79,000	5.8%
Hospitals	1,516,000	12.3%	725,000	9.5%	119,000	7.1%
Assisted living facilities	96,000	9.3%	—	—%	—	—%
Total/weighted average	$21,131,000	21.0%	$8,330,000	20.6%	$2,201,000	25.4%
Overall, as compared to 2011, the percentage of rental expenses as a percentage of revenue in 2012 remained consistent as the percentage of medical office buildings in the portfolio remained consistent between 2011 and 2012. As compared to 2010, the percentage of rental expenses as a percentage of revenue in 2011 was lower as our portfolio in 2011 contained more hospitals and skilled nursing facilities, which typically have a lower expense to revenue ratio than medical office buildings.

General and Administrative
For the years ended December 31, 2012, 2011 and 2010, general and administrative was $11,067,000, $5,992,000 and $1,670,000, respectively. General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2012	2011	2010
Asset management fees — affiliates	$6,727,000	$2,929,000	$612,000
Professional and legal fees	1,495,000	1,466,000	442,000
Transfer agent services	1,119,000	—	—
Board of directors fees	316,000	377,000	163,000
Franchise taxes	306,000	170,000	3,000
Directors’ and officers’ liability insurance	206,000	164,000	177,000
Bank charges	233,000	115,000	32,000
Postage & delivery	120,000	99,000	38,000
Restricted stock compensation	115,000	66,000	54,000
Bad debt expense	82,000	261,000	5,000
Transfer agent services — former affiliate	10,000	311,000	111,000
Other	338,000	34,000	33,000
Total	$11,067,000	$5,992,000	$1,670,000
The increase in general and administrative in 2012 as compared to 2011 was primarily the result of purchasing properties in 2012 and 2011 and thus incurring higher asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets. We expect general and administrative to continue to increase in 2013 as we purchase additional properties in 2013.
The increase in general and administrative in 2011 as compared to 2010 was primarily the result of purchasing properties in 2011 and 2010 and thus incurring higher asset management fees, as well as incurring higher professional and legal fees as a result of our increase in assets.

Subordinated Distribution Purchase

For the year ended December 31, 2012, we recorded a charge of $4,232,000, which pertained to a settlement agreement we and our operating partnership entered into on September 14, 2012 with BGC Partners, Inc., or BGC Partners, to transfer certain assets held by BGC Partners to us, including 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution that may have been owed to our former advisor and its affiliates, including our former sponsor, for consideration of $4,300,000. Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying consolidated statements of operations for the year ended December 31, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Acquisition Related Expenses
For the years ended December 31, 2012, 2011 and 2010, we incurred acquisition related expenses of $75,608,000, $10,389,000 and $7,099,000 respectively. For the year ended December 31, 2012, acquisition related expense related primarily to the unrealized/realized gains and losses on our contingent consideration arrangements of $50,250,000 and expenses associated with our acquisitions completed during the period, including acquisition fees of $21,336,000 incurred to our former advisor, our advisor entities or their respective affiliates. The majority of the $50,250,000 is related to an unrealized loss on a contingent consideration obligation based on the tenant's significant improvement in their underlying financial forecast for the six and twelve months ended December 31, 2012. There is no minimum or maximum required payment; however, such payment is limited by the tenant's rent coverage ratio and will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. For the year ended December 31, 2011, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $6,739,000 incurred to our former advisor or its affiliates. The increase in acquisition related expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due to purchasing $810,971,000 in acquisitions in 2012 as compared to $245,183,000 in acquisitions in 2011 as well as the unrealized/realized gains and losses on our contingent consideration arrangements.
For the years ended December 31, 2011 and 2010, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the respective periods, including acquisition fees of $6,739,000 and $5,329,000, respectively, incurred to our former advisor or its affiliates. The increase in acquisition related expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to purchasing $245,183,000 in acquisitions in 2011 as compared to $193,442,000 in acquisitions in 2010.
Depreciation and Amortization
For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization was $38,407,000, $14,826,000 and $3,591,000, respectively, and consisted primarily of depreciation on our operating properties of $25,125,000, $9,919,000 and $2,070,000, respectively, and amortization on our identified intangible assets of $13,183,000, $4,878,000 and $1,520,000 respectively.
Interest Expense
For the years ended December 31, 2012, 2011 and 2010, interest expense including gain (loss) in fair value of derivative financial instruments was $13,542,000, $6,711,000 and $1,559,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2012	2011	2010
Interest expense — mortgage loans payable and derivative financial instruments	$10,935,000	$4,065,000	$942,000
Interest expense — lines of credit	1,866,000	1,016,000	222,000
Amortization of debt discount and (premium), net	(1,023,000)	(47,000)	27,000
Amortization of deferred financing costs — lines of credit	1,021,000	661,000	105,000
Amortization of deferred financing costs — mortgage loans payable	732,000	606,000	120,000
Loss on extinguishment of debt — write-off of deferred financing costs and debt discount/premium	35,000	44,000	—
(Gain) loss in fair value of derivative financial instruments	(24,000)	366,000	143,000
Total	$13,542,000	$6,711,000	$1,559,000
Interest Income
For the years ended December 31, 2012, 2011 and 2010, we had interest income of $15,000, $17,000 and $15,000, respectively, related to interest earned on funds held in cash accounts.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our follow-on offering to provide the capital required to acquire real estate and real estate-related investments, net of any indebtedness that we may incur. Our ability to continue to raise funds through our follow-on offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The capital required to purchase future real estate and real estate-related investments is obtained primarily from our follow-on offering and from any indebtedness that we may incur.
We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our follow-on offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $19,688,000 to pay interest on our outstanding indebtedness in 2013, based on interest rates in effect as of December 31, 2012. In addition, we estimate that we will require $7,060,000 to pay principal on our outstanding indebtedness in 2013. We also require resources to make certain payments to our advisor entities and their affiliates, which during our follow-on offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings and the net proceeds of our follow-on offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our advisor entities evaluate potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our follow-on offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our offerings in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our follow-on offering and the resulting amount of net proceeds available for investment.
When we acquire a property, our advisor entities prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our follow-on offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
Based on the properties we owned as of December 31, 2012, we estimate that our expenditures for capital improvements and tenant improvements will require up to $6,086,000 within the next 12 months. As of December 31, 2012, we had $7,477,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows provided by (used in) operating activities for the years ended December 31, 2012, 2011 and 2010, were $23,462,000, $9,264,000 and $(2,881,000), respectively. For the years ended December 31, 2012, 2011 and 2010, cash flows provided by (used in) operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses.
We anticipate cash flows from operating activities to increase as we purchase additional properties.

Investing
Cash flows used in investing activities for the years ended December 31, 2012, 2011 and 2010, were $730,304,000, $223,689,000 and $186,342,000, respectively. For the year ended December 31, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $719,369,000, restricted cash in the amount of $6,691,000, advances of $5,213,000 on our real estate note receivable and capital expenditures of $3,713,000, partially offset by a decrease of $4,650,000 in real estate and escrow deposits for the acquisition of real estate. For the year ended December 31, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $213,856,000, the payment of $6,901,000 in real estate and escrow deposits for the acquisition of real estate and capital expenditures of $3,459,000. For the year ended December 31, 2010, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $182,818,000, restricted cash in the amount of $2,816,000 and the payment of $649,000 in real estate and escrow deposits for the acquisition of real estate.
We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Financing
Cash flows provided by financing activities for the years ended December 31, 2012, 2011 and 2010, were $756,843,000, $253,089,000 and $181,468,000, respectively. For the year ended December 31, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $618,734,000, net borrowings under our secured revolving credit facilities with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, and our unsecured line of credit with Bank of America, or collectively the lines of credit, in the amount of $200,000,000 and borrowings on our mortgage loans payable in the amount of $71,602,000, partially offset by principal payments on our mortgage loans payable in the amount of $30,280,000, the payment of offering costs of $66,419,000 in connection with our initial offering and distributions to our common stockholders of $22,972,000. Additional cash outflows primarily related to deferred financing costs of $5,079,000 in connection with the debt financing for our acquisitions and our lines of credit, payments on contingent consideration obligations of $4,590,000 and share repurchases of $4,153,000. For a further discussion of our lines of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Of the $30,280,000 in payments on our mortgage loans payable, $26,669,000 reflects the early extinguishment of mortgage loans payable on Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion and the repayment of a bridge loan on Southeastern SNF Portfolio (Snellville).
For the year ended December 31, 2011, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $325,444,000 and borrowings on our mortgage loans payable in the amount of $43,700,000, partially offset by principal payments on our mortgage loans payable in the amount of $55,429,000, the payment of offering costs of $35,297,000 in connection with our initial offering, net payments under our lines of credit in the amount of $11,800,000 and distributions of $9,375,000. Additional cash outflows primarily related to deferred financing costs of $2,851,000 in connection with the debt financing for our acquisitions and our lines of credit and share repurchases of $1,198,000. For a further discussion of our lines of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Of the $55,429,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand, $23,132,000 reflects the early extinguishment of a mortgage loan payable on Dixie-Lobo Medical Office Building Portfolio using borrowings from our secured revolving line of credit with Bank of America and $22,039,000 reflects early payments made on a bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings on our secured revolving line of credit with KeyBank.
For the year ended December 31, 2010, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $136,944,000, borrowings on our mortgage loan payables in the amount of $51,110,000 and net borrowings under our line of credit with Bank of America in the amount of $11,800,000, partially offset by the payment of offering costs of $14,442,000 in connection with our initial offering and distributions of $2,087,000. Additional cash outflows primarily related to deferred financing costs of $1,587,000 in connection with the debt financing for our acquisitions and our secured revolving line of credit with Bank of America.
We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Years Ended December 31,
	2012		2011		2010
Ordinary income	$25,001,000	55%	$9,276,000	51%	$935,000	23%
Capital gain	—	—	—	—	—	—
Return of capital	20,575,000	45	8,912,000	49	3,128,000	77
	$45,576,000	100%	$18,188,000	100%	$4,063,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2012, our borrowings were 33.2% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 15, 2013 and December 31, 2012, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lines of Credit
For a discussion of our lines of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2012, we had $261,612,000 ($274,659,000, net of discount and premium) of fixed rate debt and $16,633,000 ($16,393,000, net of discount) of variable rate debt outstanding secured by our properties. As of December 31, 2012, we had $200,000,000 outstanding under our unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2012, we were in compliance with all such covenants and requirements on our mortgage loans payable and our unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.23% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of December 31, 2012:

	Payments Due by Period
	Less than 1 Year (2013)		1-3 Years (2014-2015)	4-5 Years (2016-2017)	More than 5 Years (after 2017)	Total
Principal payments — fixed rate debt	$3,987,000		$42,740,000	$43,410,000	$171,475,000	$261,612,000
Interest payments — fixed rate debt	12,759,000		22,658,000	18,173,000	63,899,000	117,489,000
Principal payments — variable rate debt	3,073,000	(1)	200,710,000	6,855,000	5,995,000	216,633,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2012)	6,722,000		10,688,000	347,000	55,000	17,812,000
Interest payments — fixed rate interest rate swaps (based on rate in effect as of December 31, 2012)	207,000		172,000	—	—	379,000
Ground lease obligations	502,000		1,035,000	1,067,000	33,596,000	36,200,000
Total	$27,250,000		$278,003,000	$69,852,000	$275,020,000	$650,125,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,731,000 ($2,491,000, net of discount) secured by Center for Neurosurgery and Spine as of December 31, 2012, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $158,000, $260,000, $185,000 and $138,000 in 2013, 2014-2015, 2016-2017 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations, the majority of which we expect to pay in 2013. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Related Party Transactions
For a discussion of related party transactions, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 22, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2012 and 2011. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
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
We also may continue to enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with derivative instruments by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We do not enter into derivative or interest rate transactions for speculative purposes.
We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, the gains or losses resulting from their mark-to-market adjustment at the end of each reporting period are recognized as an increase or decrease in interest expense in our accompanying consolidated statements of operations. Derivatives are recorded on our accompanying consolidated balance sheets at their fair value of $(795,000) as of December 31, 2012.

The table below presents, as of December 31, 2012, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$3,987,000	$22,936,000	$19,804,000	$18,956,000	$24,454,000	$171,475,000	$261,612,000	$292,463,000
Weighted average interest rate on maturing debt	5.30%	5.71%	5.31%	6.01%	4.97%	4.60%	4.90%	—
Variable rate debt — principal payments	$3,073,000	$351,000	$200,359,000	$6,650,000	$205,000	$5,995,000	$216,633,000	$215,789,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2012)	1.48%	2.85%	3.33%	3.09%	2.61%	2.61%	3.28%	—
Mortgage loans payable were $278,245,000 ($291,052,000, net of discount and premium) as of December 31, 2012. As of December 31, 2012, we had 33 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.31% to 6.60% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2012, we had $261,612,000 ($274,659,000, net of discount and premium) of fixed rate debt, or 94.0% of mortgage loans payable, at a weighted average effective interest rate of 4.90% per annum and $16,633,000 ($16,393,000, net of discount) of variable rate debt, or 6.0% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum. In addition, as of December 31, 2012, we had $200,000,000 outstanding under the unsecured line of credit, at a weighted-average interest rate of 3.33% per annum.
As of December 31, 2012, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.23% per annum. $2,731,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,731,000 principal balance is reflected in the 2013 column above.
An increase in the variable interest rate on our unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of December 31, 2012, a 0.50% increase in the market rates of interest would have increased our overall interest expense on the unsecured line of credit and variable mortgage loans payable by $1,014,000, or 7.9%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective.
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
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	42	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	47	President and Chief Operating Officer and Director
Shannon K S Johnson	35	Chief Financial Officer
Mathieu B. Streiff	37	Executive Vice President
Stefan Oh	42	Senior Vice President — Acquisitions
Cora Lo	38	Secretary
Patrick R. Leardo	65	Independent Director
Gerald W. Robinson	65	Independent Director
Gary E. Stark	57	Independent Director
__________
* As of March 15, 2013
There are no family relationships among any directors and executive officers.
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the Board of Directors since January 2009. He is also one of the founders and owners of American Healthcare Investors, a Newport Beach-based investment management firm that serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Hanson has also served as an Executive Vice President of our sub-advisor. Mr. Hanson has also served as the Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, since January 2013. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT II Advisor, LLC, or Grubb & Ellis Healthcare REIT II Advisor, from January 2009 to November 2011 and as the Chief Executive Officer and President of GEEA, from June 2009 to November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis from December 2007 to November 2011 and served in various capacities within the Grubb & Ellis organization from July 2006 to November 2011. Grubb & Ellis filed for Chapter 11 bankruptcy protection on February 20, 2012. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc. in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western U.S., with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board of directors selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has profound insight into the development, marketing, finance and operations aspects of our company. He has expansive knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board of directors believes that Mr. Hanson brings a unique and valuable perspective to our board of directors. As of March 8, 2013, Mr. Hanson owns, either individually or collectively with his wife, approximately 305,045 shares of our common stock and is the largest stockholder of our company.
Danny Prosky has served as our director, President and Chief Operating Officer since January 2009. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Prosky has also served as an Executive Vice President of our sub-advisor. He has also served as President, Chief Operating Officer and director of GA Healthcare REIT III Since January 2013. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT II Advisor from January 2009 to November 2011 and as Executive Vice President and Secretary of GEEA Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of GEEA from September 2009 to November 2011, having served in various capacities within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all healthcare-related property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President – Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for Health Care Property Investors, Inc., a publicly traded healthcare REIT, where he served as the Assistant Vice

President – Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President – Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
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
Shannon K S Johnson has served as our Chief Financial Officer since January 2009. Ms. Johnson has also served as the Senior Vice President, Accounting and Finance of American Healthcare Investors since January 2012. She has also served as Chief Financial Officer of GA Healthcare REIT III since January 2013. Ms. Johnson served as the Financial Reporting Manager for Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, an indirect wholly-owned subsidiary of Grubb & Ellis, from January 2006 to January 2012. Ms. Johnson served as Chief Financial Officer of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) and Grubb & Ellis Apartment REIT, Inc. (now known as Landmark Apartment Trust of America, Inc.) from August 2006 to March 2009 and from April 2006 to November 2010, respectively. From June 2002 to January 2006, Ms. Johnson gained public accounting and auditing experience while employed as an auditor with PricewaterhouseCoopers LLP. Prior to joining PricewaterhouseCoopers LLP, from September 1999 to June 2002, Ms. Johnson worked as an auditor with Arthur Andersen LLP, where she worked on the audits of a variety of public and private entities. Ms. Johnson is a Certified Public Accountant in the State of California and received a B.A. degree in Business-Economics and a minor in Accounting from the University of California, Los Angeles, where she graduated summa cum laude.
Mathieu B. Streiff has served as our Executive Vice President since January 2012. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Streiff has also served as an Executive Vice President of our sub-advisor. Mr. Streiff has also served as Executive Vice President of GA Healthcare REIT III since January 2013. He served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011. Grubb & Ellis filed for Chapter 11 bankruptcy protection on February 20, 2012. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan Oh has served as our Senior Vice President — Acquisitions since January 2009. Mr. Oh has also served as the Senior Vice President, Acquisitions of American Healthcare Investors since January 2012. He has also served as Senior Vice President — Acquisitions of GA Healthcare REIT III since January 2013. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of GEEA from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he was responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for Health Care Property Investors, Inc., where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Cora Lo has served as our Secretary since November 2010, having previously served as our Assistant Secretary since March 2009. Ms. Lo has also served as the Senior Vice President, Securities Counsel of American Healthcare Investors since January 2012. She has also served as Secretary of GA Healthcare REIT III since January 2013. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (now known as Landmark Apartment Trust of America, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political

Science from the University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Patrick R. Leardo has served as one of our independent directors since August 2009. Mr. Leardo has also served as the Managing Member of Domain Capital Advisors, LLC, a registered investment advisor, since July 2008. From May 1986 to June 2008, Mr. Leardo served in various management roles at PricewaterhouseCoopers LLP, including serving as the partner in charge of the Global Real Estate Advisory practice. Prior to the merger of PriceWaterhouse and Coopers & Lybrand in 1998, Mr. Leardo was also the Real Estate Industry Chairman for Coopers & Lybrand’s real estate activities, coordinating all lines of service including audit, tax and consulting. Mr. Leardo’s industry memberships include the Pension Real Estate Association, National Realty Committee, Urban Land Institute, or ULI, and the National Association of Real Estate Investment Trusts, or NAREIT. He also holds the prestigious Counselor of Real Estate designation and was honored by the Royal Institute of Chartered Surveyors as a Fellow in May 2006. He recently completed a term as a Trustee of ULI and has been invited to become a Governor of ULI. Mr. Leardo has also served as a Board Trustee for the American Seniors Housing Association, a member of the board of directors of Edens & Avant, a $2.5 billion market cap private REIT and a Board Trustee for Roanoke College located in Salem, Virginia. Mr. Leardo received a B.S. degree in Economics from Upsala College.
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
Gerald W. Robinson has served as one of our independent directors since August 2009. Mr. Robinson has also served as the Executive Vice President of Pacific Life Insurance Company since January 1994 and as Chairman and Chief Executive Officer of Pacific Select Distributors, Inc. since March 1994. Prior to 1994, Mr. Robinson served in various executive positions in the life insurance industry, including positions with Home Life Insurance Company, Anchor National Life Insurance Company and Private Ledger Financial Services. During Mr. Robinson’s career, he has supervised and been a member of due diligence committees responsible for the approval of all products offered by broker-dealers for sale through registered representatives including real estate limited partnership, REIT and mortgage-based products. In addition, while at Pacific Life Insurance Company, Mr. Robinson was a member of the investment committee, which was responsible for the purchase and disposition of all assets of the insurance company which included numerous forms of real estate, mortgage and REIT investments. Mr. Robinson is a Certified Financial Planner and a Chartered Life Underwriter and received a B.S. degree in Business Administration from Central Michigan University.
Our board of directors selected Mr. Robinson to serve as a director due to his strong relationships and understanding of the financial network through which we offer our shares of common stock in our offerings. Mr. Robinson’s vast experience in capital markets and business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our board of directors believes that this experience will bring valuable knowledge and insight to our company.
Gary E. Stark has served as one of our independent directors since August 2009. From February 2010 through March 2011, Mr. Stark acted as the chief operating officer of Whitten LLC, a healthcare company operating a luxury assisted living and memory care facility in La Habra, California. Since December 2007, Mr. Stark has been the owner and managing member of Chateau DHAL Management, LLC, a healthcare management company that operated an assisted living facility exclusively dedicated to qualifying low income individuals with assisted living needs in Kansas City, Kansas. Since May 2005, Mr. Stark has been the owner and managing member of Chateau Healthcare Management, LLC, a healthcare management company that operated luxury assisted living, senior residential care, memory care and Alzheimer’s care facilities in Overland Park and Mission, Kansas. From November 2002 to July 2005, Mr. Stark co-owned Grace Long Term Care, LLC, a healthcare management company operating skilled nursing and assisted living facilities. Mr. Stark served as a private consultant from August 2001 to March 2004 to Health Care Property Investors, Inc. Mr. Stark also served as a Vice President and General Counsel of Nationwide Health Properties, Inc., a publicly traded healthcare REIT, from March 1992 to August 2001. Prior to 2001, Mr. Stark also served as Vice President of Legal Affairs/General Counsel of Life Care Centers of America, Inc., one of the largest privately owned sub-acute/long-term care providers in the U.S., and as General Counsel of Care Enterprises, Inc., a publicly traded healthcare corporation engaged in sub-acute/long-term care, ancillary healthcare services and products. Mr. Stark received a B.A. degree in Economics from the University of California, Irvine and received a J.D. degree from the University of California, Hastings College of Law. Mr. Stark is a member of the California State Bar Association.
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

Each of our directors and executive officers has stated that there is no arrangement or understanding of any kind between him or her and any other person pursuant to which he or she was selected as a director or executive officer.
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
Code of Business Conduct and Ethics
We have adopted our Code of Business Conduct and Ethics, or Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT II, Inc., 4000 MacArthur Boulevard, West Tower, Suite 200, Newport Beach, California, 92660, Attention: Secretary. Our Code of Ethics is also available on our website, http://www.healthcarereit2.com/corporate-governance. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2012, except that Messrs. Hanson, Prosky and Streiff did not timely file one Form 4 related to one transaction in which shares of common stock had been issued in lieu of certain cash compensation for services to American Healthcare Investors LLC, and indirectly, by Messrs. Hanson, Prosky and Streiff, as its principals.
Our Co-Sponsors
American Healthcare Investors
American Healthcare Investors is a Newport Beach-based investment management firm that specializes in the acquisition and management of healthcare-related real estate. The company was founded and is majority owned by Jeffrey T. Hanson, our Chief Executive Officer, Chairman of the Board of Directors, and our largest individual stockholder; Danny Prosky, our President and Chief Operating Officer and a director; and Mathieu B. Streiff, our Executive Vice President. Nationally recognized real estate executives, Messrs. Hanson, Prosky and Streiff have directly overseen in excess of $15.0 billion in combined acquisition and disposition transactions, more than $5.0 billion of which has been healthcare-related.
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.
Griffin Capital
Los Angeles-based Griffin Capital is a privately-owned real estate company with a sixteen-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed more than 400 transactions representing over $14.0 billion in transaction value, Griffin Capital has acquired or constructed over 11 million square feet of space since its formation in 1995, and currently manages a portfolio of more than 13.3 million square feet located in 28 states, representing approximately $2.3 billion in asset value. We are not affiliated with Griffin Capital.
Our Advisor
We will rely on our advisor, Griffin-American Advisor, a subsidiary of Griffin Capital, to manage our day-to-day activities and to implement our investment strategy. We and our advisor are parties to the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary. We are not affiliated with Griffin-American Advisor.
Pursuant to the Advisory Agreement, our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to perform the following duties pursuant to the terms of the Advisory Agreement:

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
The following table sets forth information with respect to our sub-advisor’s executive officers:

Name	Age*	Position
Jeffrey T. Hanson	42	Executive Vice President
Danny Prosky	47	Executive Vice President
Mathieu B. Streiff	37	Executive Vice President
Kevin A. Shields	54	Executive Vice President
Michael J. Escalante	52	Executive Vice President
__________
* As of March 15, 2013
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors and Executive Officers” above.
Kevin A. Shields has served as an Executive Vice President of our sub-advisor since November 2011. Mr. Shields also has served as the Chairman of the Board of Directors of Griffin Capital since its formation in 1995 and has served as its Chief Executive Officer since September 2010, after serving as its President from 1995 to September 2010. Mr. Shields has served as President and the Chairman of the Board of Directors of Griffin Capital Essential Asset REIT, Inc., or GC REIT, a publicly registered, non-traded real estate investment trust also sponsored by Griffin Capital, since the company’s formation in August 2008. Additionally, Mr. Shields is the Chief Compliance Officer and sole stockholder of Griffin Securities. Before founding Griffin Capital, from 1993 to 1994, Mr. Shields was a Senior Vice President and head of the structured real estate finance group at Jefferies & Company, Inc., a Los Angeles-based investment bank. During his tenure at Jefferies, Mr. Shields focused on originating structured lease bond product. From 1992 to 1993, Mr. Shields was the President and Principal of Terrarius Incorporated, a firm engaged in the restructuring of real estate debt and equity on behalf of financial institutions, corporations, partnerships and developers. Prior to founding Terrarius, from 1986 to 1992, Mr. Shields served as a Vice President in the real estate finance department of Salomon Brothers Inc. in both New York and Los Angeles. During his tenure at Salomon Brothers, Mr. Shields initiated, negotiated, drafted and closed engagement, purchase and sale and finance agreements. Mr. Shields holds a J.D. degree, an M.B.A. and a B.S. degree in finance and real estate from the University of California at Berkeley. Mr. Shields is a Registered Securities Principal of Griffin Securities, and holds Series 7, 63, 24 and 27 licenses, and is also a licensed California Real Estate Broker.
Our board of directors has agreed to invite Mr. Shields to attend, in a nonvoting observer capacity, meetings of the board of directors for the sole purpose of permitting Mr. Shields and his affiliates, Griffin Capital, Griffin Securities, and Griffin-American Advisor, to have current information with respect to the affairs of our company and the actions taken by our board of directors.
Michael J. Escalante has served as an Executive Vice President of our sub-advisor since November 2011. He has also served as Chief Investment Officer of Griffin Capital since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante has served as Vice President and Chief Investment Officer of GC REIT since the company’s formation in August 2008. With more than 20 years of real estate-related investment experience, he has been responsible for completing in excess of $4.0 billion of commercial real estate transactions throughout the western United States. Prior to joining Griffin Capital in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., or Trizec, one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President – Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the western United States, which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s western U.S. regional director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings)

and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California at Los Angeles, and a B.S. in Commerce from the University of Santa Clara, which is located in California. Mr. Escalante is a full member of ULI and active in many civic organizations.
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
Item 11. Executive Compensation.
Executive Compensation
We have no employees. Our executive officers are all employees of affiliates of our advisor entities and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor entities and their affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis, a Compensation Committee Report or a resolution subject to a stockholder advisory vote to approve the compensation of our executive officers in this Annual Report on Form 10-K.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson and Mr. Prosky, no member of our board of directors during the year ended December 31, 2012 has served as an officer, and no member of our board of directors served as an employee, of Griffin-American Healthcare REIT II, Inc. or any of our subsidiaries. In addition, during the year ended December 31, 2012, none of our executive officers served as a director or member of a Compensation Committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2012.
Director Compensation

Until November 7, 2012, our independent directors received the following forms of compensation:

•
Annual Retainer. Our independent directors received an aggregate annual retainer of $36,000, which was paid on a quarterly basis at the commencement of each quarter for which an individual served as an independent director. The chairman of the Audit Committee received an additional aggregate annual retainer of $5,000, which was paid on a quarterly basis at the commencement of each quarter for which an individual served as the chairman of the Audit Committee.

•
Meeting Fees. Our independent directors received $1,500 for each board of directors meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone. The chairman of each committee, other than the Audit Committee chairman, also may have received additional compensation. If a board of directors meeting was held on the same day as a committee meeting, an additional fee was not paid for attending the committee meeting.

•
Equity Compensation. In connection with their initial election to our board of directors, each independent director received 5,000 shares of restricted common stock, and an additional 2,500 shares of restricted common stock in connection with his or her subsequent election each year. The restricted shares vested as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•
Other Compensation. We reimbursed our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Our independent directors did not receive other benefits from us.

In addition, on June 14, 2012, our board of directors approved a special payment of $1,500 in cash to each of Mr. Leardo and Mr. Robinson in consideration of additional services rendered by them as independent directors. Additionally, on November 28, 2012 and December 27, 2012, our board of directors approved a special payment of $1,500 in cash to each of Mr. Robinson and Mr. Stark, on each respective date, in consideration of additional services rendered by them as independent directors.
On November 7, 2012, our board of directors approved the following forms of compensation for our independent directors:

•
Annual Retainer. Effective as of the first quarter of 2013, our independent directors receive an aggregate annual retainer of $50,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as an independent director. Effective as of the first quarter of 2013, the chairman of the Audit Committee receives an additional aggregate annual retainer of $5,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman of the Audit Committee.

•
Meeting Fees. Effective as of November 7, 2012, our independent directors receive $1,500 for each board of directors meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone, which is paid monthly in arrears. The chairman of each committee, other than the Audit Committee chairman, also may receive additional compensation. If a board of directors meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•
Equity Compensation. Effective as of November 7, 2012, in connection with their initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock pursuant to our incentive plan, and an additional 5,000 shares of restricted common stock pursuant to our incentive plan in connection with his or her subsequent election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. In addition, on November 7, 2012, our board of directors approved a one-time issuance of 2,500 shares of restricted common stock to each independent director as a result of the directors' determination of market compensation for independent directors of similar publicly registered REITs. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•
Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.
The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Danny Prosky(3)	—	—	—	—	—	—	—
Patrick R. Leardo	107,000	76,650	—	—	—	—	183,650
Gerald W. Robinson	105,000	76,650	—	—	—	—	181,650
Gary E. Stark	105,000	76,650	—	—	—	—	181,650
___________

(1)	Consists of the amounts described below.

Director	Role	Basic Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)
Hanson	Chairman of the Board of Directors	—	—	—
Prosky	Director	—	—	—
Leardo	Chairman, Audit Committee	41,000	66,000	—
Robinson	Member, Audit Committee	36,000	66,000	3,000
Stark	Member, Audit Committee	36,000	66,000	3,000

(2)
The amounts in this column represent the aggregate grant date fair value of the awards granted for the year ended December 31, 2012, as determined in accordance with ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718. The following table shows the shares of restricted common stock awarded to each director for the year ended December 31, 2012, and the aggregate grant date fair value for each award (computed in accordance with ASC Topic 718):

Director	Grant Date	Number of Shares of Restricted Common Stock	Full Grant Date Fair Value of Award ($)
Hanson	—	—	—
Prosky	—	—	—
Leardo	11/7/2012	7,500	76,650
Robinson	11/7/2012	7,500	76,650
Stark	11/7/2012	7,500	76,650
The following table shows the aggregate number of shares of nonvested restricted common stock held by each director as of December 31, 2012:

Director	Number of Shares of Nonvested Restricted Common Stock
Hanson	—
Prosky	—
Leardo	9,500
Robinson	9,500
Stark	9,500

(3)	Mr. Hanson and Mr. Prosky are not independent directors.
2009 Incentive Plan
For a discussion of our incentive plan, see Note 13, Equity — 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 8, 2013, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 129,667,170 shares of our common stock outstanding as of March 8, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage
Jeffrey T. Hanson(2)	339,381	*
Shannon K S Johnson	4,337	*
Danny Prosky(2)	96,646	*
Patrick R. Leardo(3)	17,500	*
Gerald W. Robinson(3)	17,500	*
Gary E. Stark(3)	17,500	*
All directors and officers as a group (9 persons)(2)(3)	494,828	*
_________
* Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Griffin-American Healthcare REIT II, Inc., 4000 MacArthur Blvd, West Tower, Suite 200, Newport Beach, California 92660.

(2)
Includes 34,336 shares of our common stock owned directly by American Healthcare Investors, of which Messrs. Hanson, Prosky and Streiff are principals. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Includes restricted and unrestricted shares of common stock.
None of the above shares have been pledged as security.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, for a discussion of our incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2012, some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of direct or indirect interests in our advisor entities.
Fees and Expenses Paid to Affiliates
For a discussion of fees and expenses paid to affiliates, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Executive Stock Purchase Plans
On December 30, 2011, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, and our President and Chief Operating Officer, Danny Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan Oh; and our Secretary, Cora Lo also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and

10.0%, respectively, of their net after-tax base salaries that were earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2012. The shares were purchased pursuant to our initial offering at a price of $9.00 per share prior to November 7, 2012 and $9.20 per share on or after November 7, 2012, reflecting the offering price in effect on the date of each stock purchase, exclusive of selling commissions and the dealer manager fee.
For the year ended December 31, 2012, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Year Ended December 31, 2012
Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$201,000	22,356
Danny Prosky	President and Chief Operating Officer	115,000	12,793
Mathieu B. Streiff	Executive Vice President	109,000	12,099
Shannon K S Johnson	Chief Financial Officer	17,000	1,889
Stefan Oh	Senior Vice President of Acquisitions	18,000	1,986
Cora Lo	Secretary	10,000	1,142
		$470,000	52,265
For a further discussion, see Note 22, Subsequent Events — Executive Stock Purchase Plans, to our accompanying Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Certain Conflict Resolution Restrictions and Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to (1) transactions we enter into with our advisor entities, our directors or their respective affiliates, (2) certain future offerings and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that apply to transactions with our advisor entities and their affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by our advisor entities and their affiliates. These restrictions and procedures include, among others, the following:

•
Except as otherwise disclosed in our prospectus for our follow-on offering, we will not accept goods or services from our advisor entities or their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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
Item 14. Principal Accounting Fees and Services.
Ernst & Young has served as our independent registered public accounting firm since February 4, 2009 and audited our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009.
The following table lists the fees for services billed by our independent registered public accounting firm in 2012 and 2011:

Services	2012	2011
Audit fees(1)	$831,000	$503,000
Audit-related fees(2)	—	—
Tax fees(3)	79,000	44,000
All other fees	—	—
Total	$910,000	$547,000
________

(1)
Audit fees billed in 2012 and 2011 consisted of fees related to the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offerings. These amounts include fees paid by our former advisor and its affiliates and our advisor entities for costs in connection with our offerings, and to the extent cumulative other organizational and offering expenses exceed 1.0% of the gross proceeds from each offering, these amounts are not included within our consolidated financial statements.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.
The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Ernst & Young for the year ended December 31, 2012 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2012 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	148
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:

Page
Real Estate and Accumulated Depreciation (Schedule III)	148

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Griffin-American Healthcare REIT II, Inc.
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT II, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin-American Healthcare REIT II, Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 15, 2013

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	December 31,
	2012	2011
ASSETS
Real estate investments, net	$1,112,295,000	$369,317,000
Real estate note receivable, net	5,182,000	—
Cash and cash equivalents	94,683,000	44,682,000
Accounts and other receivables, net	6,920,000	1,763,000
Accounts receivable due from affiliate	—	121,000
Restricted cash	8,980,000	2,289,000
Real estate and escrow deposits	2,900,000	7,550,000
Identified intangible assets, net	204,147,000	66,115,000
Other assets, net	19,522,000	7,315,000
Total assets	$1,454,629,000	$499,152,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$291,052,000	$80,466,000
Line of credit	200,000,000	—
Accounts payable and accrued liabilities	20,030,000	7,703,000
Accounts payable due to affiliates	1,807,000	1,111,000
Derivative financial instruments	795,000	819,000
Identified intangible liabilities, net	5,156,000	623,000
Security deposits, prepaid rent and other liabilities	75,043,000	10,950,000
Total liabilities	593,883,000	101,672,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 113,199,988 and 48,869,669 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,132,000	489,000
Additional paid-in capital	1,010,152,000	435,252,000
Accumulated deficit	(150,977,000)	(38,384,000)
Total stockholders’ equity	860,307,000	397,357,000
Noncontrolling interests (Note 13)	439,000	123,000
Total equity	860,746,000	397,480,000
Total liabilities and equity	$1,454,629,000	$499,152,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Revenue:
Real estate revenue	$100,728,000	$40,457,000	$8,682,000
Expenses:
Rental expenses	21,131,000	8,330,000	2,201,000
General and administrative	11,067,000	5,992,000	1,670,000
Subordinated distribution purchase (Note 2)	4,232,000	—	—
Acquisition related expenses	75,608,000	10,389,000	7,099,000
Depreciation and amortization	38,407,000	14,826,000	3,591,000
Total expenses	150,445,000	39,537,000	14,561,000
(Loss) income from operations	(49,717,000)	920,000	(5,879,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(13,566,000)	(6,345,000)	(1,416,000)
Gain (loss) in fair value of derivative financial instruments	24,000	(366,000)	(143,000)
Interest income	15,000	17,000	15,000
Net loss	(63,244,000)	(5,774,000)	(7,423,000)
Less: Net income attributable to noncontrolling interests	(3,000)	(2,000)	(1,000)
Net loss attributable to controlling interest	$(63,247,000)	$(5,776,000)	$(7,424,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.85)	$(0.19)	$(0.99)
Weighted average number of common shares outstanding — basic and diluted	74,122,982	30,808,725	7,471,184
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2009	1,532,268	$15,000	$13,549,000	$(281,000)	$13,283,000	$1,000	$13,284,000
Issuance of common stock	13,724,945	137,000	136,807,000	—	136,944,000	—	136,944,000
Offering costs — common stock	—	—	(14,785,000)	—	(14,785,000)	—	(14,785,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000	—	15,000
Issuance of common stock under the DRIP	208,955	2,000	1,983,000	—	1,985,000	—	1,985,000
Repurchase of common stock	(21,000)	—	(210,000)	—	(210,000)	—	(210,000)
Amortization of nonvested common stock compensation	—	—	39,000	—	39,000	—	39,000
Contribution from former sponsor	—	—	259,000	—	259,000	—	259,000
Contribution from noncontrolling interest	—	—	—	—	—	200,000	200,000
Distributions to noncontrolling interest	—	—	—	—	—	(80,000)	(80,000)
Distributions declared	—	—	—	(4,866,000)	(4,866,000)	—	(4,866,000)
Net (loss) income	—	—	—	(7,424,000)	(7,424,000)	1,000	(7,423,000)
BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$(12,571,000)	$125,240,000	$122,000	$125,362,000
Issuance of common stock	32,609,245	327,000	325,117,000	—	325,444,000	—	325,444,000
Offering costs — common stock	—	—	(35,199,000)	—	(35,199,000)	—	(35,199,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000	—	15,000
Issuance of common stock under the DRIP	928,058	9,000	8,808,000	—	8,817,000	—	8,817,000
Repurchase of common stock	(127,802)	(1,000)	(1,197,000)	—	(1,198,000)	—	(1,198,000)
Amortization of nonvested common stock compensation	—	—	51,000	—	51,000	—	51,000
Distributions to noncontrolling interest	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	(20,037,000)	(20,037,000)	—	(20,037,000)
Net (loss) income	—	—	—	(5,776,000)	(5,776,000)	2,000	(5,774,000)
BALANCE — December 31, 2011	48,869,669	$489,000	$435,252,000	$(38,384,000)	$397,357,000	$123,000	$397,480,000
Issuance of common stock	62,360,749	623,000	622,856,000	—	623,479,000	—	623,479,000
Offering costs — common stock	—	—	(66,538,000)	—	(66,538,000)	—	(66,538,000)
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000	—	45,000
Issuance of common stock under the DRIP	2,374,407	24,000	22,598,000	—	22,622,000	—	22,622,000
Repurchase of common stock	(427,337)	(4,000)	(4,149,000)	—	(4,153,000)	—	(4,153,000)
Amortization of nonvested common stock compensation	—	—	70,000	—	70,000	—	70,000
Issuance of limited partnership units	—	—	83,000	—	83,000	323,000	406,000
Offering costs — limited partnership units	—	—	(65,000)	—	(65,000)	—	(65,000)
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interest	—	—	—	—	—	(12,000)	(12,000)
Distributions declared	—	—	—	(49,346,000)	(49,346,000)	—	(49,346,000)
Net (loss) income	—	—	—	(63,247,000)	(63,247,000)	3,000	(63,244,000)
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$860,307,000	$439,000	$860,746,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,244,000)	$(5,774,000)	$(7,423,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	40,714,000	16,528,000	3,925,000
Deferred rent	(7,105,000)	(2,716,000)	(576,000)
Stock based compensation	115,000	66,000	54,000
Acquisition fees paid in stock	1,079,000	—	—
Bad debt expense	82,000	261,000	5,000
Change in fair value of contingent consideration	50,250,000	—	—
Changes in fair value of derivative financial instruments	(24,000)	366,000	143,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,676,000)	(1,508,000)	(246,000)
Accounts receivable due from affiliate	121,000	—	—
Other assets	(1,461,000)	(468,000)	(235,000)
Accounts payable and accrued liabilities	6,643,000	2,489,000	1,735,000
Accounts payable due to affiliates	969,000	326,000	129,000
Security deposits, prepaid rent and other liabilities	(3,001,000)	(306,000)	(392,000)
Net cash provided by (used in) operating activities	23,462,000	9,264,000	(2,881,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(719,369,000)	(213,856,000)	(182,818,000)
Advances on real estate note receivable	(5,213,000)	—	—
Origination fees on real estate note receivable, net	32,000	—	—
Capital expenditures	(3,713,000)	(3,459,000)	(59,000)
Restricted cash	(6,691,000)	527,000	(2,816,000)
Real estate and escrow deposits	4,650,000	(6,901,000)	(649,000)
Net cash used in investing activities	(730,304,000)	(223,689,000)	(186,342,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	71,602,000	43,700,000	51,110,000
Payments on mortgage loans payable	(30,280,000)	(55,429,000)	(245,000)
Borrowings under the lines of credit	794,855,000	284,551,000	76,850,000
Payments under the lines of credit	(594,855,000)	(296,351,000)	(65,050,000)
Proceeds from issuance of common stock	618,734,000	325,444,000	136,944,000
Deferred financing costs	(5,079,000)	(2,851,000)	(1,587,000)
Contingent consideration related to acquisition of real estate	(4,590,000)	—	—
Return of contingent consideration related to acquisition of real estate	2,000	—	—
Repurchase of common stock	(4,153,000)	(1,198,000)	(210,000)
Contribution from former sponsor	—	—	259,000
Contribution from noncontrolling interest to our operating partnership	2,000	—	—
Distributions to noncontrolling interests	(12,000)	(1,000)	(80,000)
Security deposits	9,000	(104,000)	6,000
Payments of offering costs — common stock	(66,419,000)	(35,297,000)	(14,442,000)
Payments of offering costs — limited partnership units	(1,000)	—	—
Distributions paid	(22,972,000)	(9,375,000)	(2,087,000)
Net cash provided by financing activities	756,843,000	253,089,000	181,468,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,001,000	38,664,000	(7,755,000)
CASH AND CASH EQUIVALENTS — Beginning of period	44,682,000	6,018,000	13,773,000
CASH AND CASH EQUIVALENTS — End of period	$94,683,000	$44,682,000	$6,018,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Years Ended December 31,
	2012	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11,897,000	$5,199,000	$898,000
Income taxes	$42,000	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,063,000	$396,000	$407,000
Accrued acquisition fees — real estate note receivable	$16,000	$—	$—
Tenant improvement overage	$823,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$520,000	$451,000	$153,000
Mortgage loans payable, net	$170,282,000	$33,941,000	$7,439,000
Derivative financial instrument	$—	$—	$310,000
Accounts payable and accrued liabilities	$1,384,000	$315,000	$233,000
Security deposits, prepaid rent and other liabilities	$20,506,000	$7,766,000	$3,738,000
Financing Activities:
Issuance of common stock under the DRIP	$22,622,000	$8,817,000	$1,985,000
Distributions declared but not paid	$6,391,000	$2,639,000	$794,000
Contribution from noncontrolling interest	$—	$—	$200,000
Issuance of limited partnership units	$406,000	$—	$—
Accrued offering costs	$277,000	$527,000	$625,000
Accrued offering costs — limited partnership units	$64,000	$—	$—
Receivable from transfer agent	$3,298,000	$—	$—
Accrued deferred financing costs	$67,000	$12,000	$28,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010
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
On August 24, 2009, we commenced a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering in our initial offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. As of December 31, 2012, we had received and accepted subscriptions in our initial offering for 110,169,985 shares of our common stock, or $1,100,586,000, excluding shares of our common stock issued pursuant to the DRIP.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, pursuant to our primary offering and issued 4,205,920 shares of our common stock, or $40,167,000, pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation, our former dealer manager, that we terminated the Amended and Restated Dealer Manager Agreement dated June 1, 2011 between us and Grubb & Ellis Capital Corporation, or the G&E Dealer Manager Agreement, in accordance with the terms thereof. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock.
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one year term that expired on January 7, 2013, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on January 4, 2013 and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of December 31, 2012, we had completed 49 acquisitions comprising 143 buildings and approximately 5,463,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,324,596,000.
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
Basis of Presentation

Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2012 and 2011, we own greater than a 99.96% and 99.99%, respectively, general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of December 31, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Until September 14, 2012, our former advisor was a limited partner of our operating partnership and as of December 31, 2011, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. On December 31, 2012, eight investors contributed their interests in two properties in exchange for 42,700 limited partnership units and collectively own less than a 0.04% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Restricted Cash
Restricted cash is primarily comprised of lender required accounts for property taxes, insurance, capital improvements and tenant improvements, which are restricted as to use or withdrawal.
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
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2012, 2011 and 2010 we had $78,000, $112,000 and $5,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2012, 2011 and 2010, none of our receivables were directly written off to bad debt expense. For the years ended 2012, 2011 and 2010, $92,000, $0 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. As of December 31, 2012, 2011 and 2010, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the years ended December 31, 2012, 2011 and 2010, $24,000, $154,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from two months to 22 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.
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

We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the years ended December 31, 2012, 2011 and 2010, there were no impairment losses recorded.
Property Acquisitions

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value of the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference (if greater than 10.0%) between the level payment equivalent of the contract rent paid pursuant to the lease, and our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, unless an option rent is more than 5.0% below market rent, it is not assumed to be exercised. The amounts related to above market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of in-place lease costs and the value of tenant relationships is based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.

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

The value of derivative financial instruments is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets. See Note 14, Fair Value Measurements, for a further discussion.

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
Real Estate Note Receivable, Net
Real estate note receivable, net consists of a mortgage loan collateralized by interests in real property. Interest income on our real estate note receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and costs are amortized over the term of the loan as an adjustment to the yield on the loan. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 8, Derivative Financial Instruments and Note 14, Fair Value Measurements, for a further discussion.
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
See Note 14, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets consist primarily of deferred rent receivables, deferred financing costs, prepaid expenses and deposits and leasing commissions. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations. Leasing commissions are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations.
See Note 6, Other Assets, Net, for a further discussion.
Contingent Consideration

As of December 31, 2012 and 2011, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets is $60,204,000 and $6,058,000, respectively, of contingent consideration obligations in connection with our property acquisitions. As of December 31, 2012 and 2011, included in other assets, net in our accompanying consolidated balance sheets is $0 and $115,000, respectively, of contingent consideration assets in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the year ended December 31, 2012, we have recorded a net loss on contingent consideration of $50,250,000, which is included in acquisition related expenses in our accompanying consolidated statements of operations. We did not record any gains or losses with respect to contingent consideration for the years ended December 31, 2011 and 2010.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Subordinated Distribution Purchase

On September 14, 2012, we and our operating partnership entered into an agreement, or the settlement agreement, with BGC Partners, Inc., or BGC Partners, which held 200 units of limited partnership interest in our operating partnership and would have been entitled to any subordinated distribution that would have been owed to our former advisor and its affiliates, including our former sponsor. Pursuant to the settlement agreement, BGC Partners transferred certain assets to us, including the 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution for consideration of $4,300,000. Notwithstanding these transfers to us, in the event of a listing event or other liquidity event, as both terms are defined in the partnership agreement for our operating partnership, or the operating partnership agreement, we will calculate a hypothetical deferred termination amount (as defined in the operating partnership agreement and based on assets acquired by us on or before January 10, 2012) for the payment of the subordinated distribution that would have been owed to our former advisor and its affiliates, including our former sponsor. If such calculation results in an amount that is greater than the $4,300,000 paid by us, then we will pay BGC Partners an amount equal to 10.0% of the difference between such calculation and the $4,300,000 paid by us. In connection with the settlement agreement, BGC Partners has agreed to release all known and unknown claims that they may have had against us and our operating partnership.

Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying consolidated statements of operations for the year ended December 31, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 13, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2012 and 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2012, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to this, we operated through three reportable business segments; however, with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.

See Note 18, Segment Reporting, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Square Feet of GLA
Square feet of GLA used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Reclassifications
Deferred rent for the years ended December 31, 2011 and 2010 has been reclassified on our accompanying consolidated statement of cash flows to conform to the current year presentation. This reclassification has no effect on cash flows provided by operating activities.
Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. We adopted ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements, but it does require certain additional footnote disclosures. We have provided the applicable disclosures in Note 14, Fair Value Measurements.
3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Building and improvements	$1,039,461,000	$353,839,000
Land	106,735,000	26,326,000
Furniture, fixtures and equipment	2,669,000	1,070,000
	1,148,865,000	381,235,000
Less: accumulated depreciation	(36,570,000)	(11,918,000)
	$1,112,295,000	$369,317,000
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $25,125,000, $9,919,000 and $2,070,000 respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2012, 2011 and 2010, we had capital expenditures of $4,208,000, $3,148,000 and $466,000, respectively, on our medical office buildings, $904,000, $0 and $0, respectively, on our skilled nursing facilities and $91,000, $300,000 and $0, respectively, on our hospitals. We did not have any capital expenditures on our assisted living facilities for the years ended December 31, 2012, 2011 and 2010.
Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of December 31, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our directors, including a

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of our independent directors. For a further discussion, see footnote (6) and footnote (7) to the table below under— Acquisitions in 2011.

Acquisitions in 2012
For the year ended December 31, 2012, we completed 24 acquisitions comprising 87 buildings from unaffiliated parties. The aggregate purchase price of these properties was $885,971,000 and we incurred $23,286,000 to our former advisor and our advisor entities and their respective affiliates in acquisition fees in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2012:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Issuance of Limited Partnership Units(5)	Acquisition Fee(6)
Southeastern SNF Portfolio	Conyers, Covington, Snellvile, Gainsville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	$166,500,000	$83,159,000	$58,435,000	(3)	$—	$4,579,000
FLAGS MOB Portfolio	Boynton, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	33,800,000	17,354,000	15,600,000	(3)	—	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	32,500,000	14,482,000	19,000,000	(3)	—	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	24,600,000	11,933,000	6,000,000	(3)	—	640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	19,250,000	—	16,000,000	(3)	—	501,000
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	05/22/12, 07/19/12 and 08/14/12	30,060,000	17,728,000	6,000,000	(3)	—	782,000
Texakana MOB	Texarkana, TX	Medical Office	06/14/12	6,500,000	—	—		—	169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	13,200,000	—	—		—	343,000
Columbia MOB	Columbia, SC	Medical Office	06/26/12	6,900,000	—	—		—	179,000
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12 and 07/12/12	71,000,000	—	64,000,000	(4)	—	1,846,000
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	07/19/12, 09/05/12 and 09/27/12	35,400,000	—	32,750,000	(4)	—	920,000
Shelbyville MOB	Shelbyville, TN	Medical Office	07/26/12	6,800,000	—	6,800,000	(4)	—	177,000
Jasper MOB	Jasper, GA	Medical Office	08/08/12 and 09/27/12	13,800,000	6,275,000	—		—	359,000
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Assisted Living	08/24/12	58,231,000	—	45,000,000	(4)	—	1,514,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Issuance of Limited Partnership Units(5)	Acquisition Fee(6)
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	09/14/12	$51,200,000	$—	$50,000,000	(4)	—	$1,331,000
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	09/27/12	85,000,000	—	86,500,000	(4)	—	2,210,000
Bellaire Hospital	Houston, TX	Hospital	11/09/12	23,250,000	—	12,000,000	(4)	—	605,000
Massachusetts Senior Care Portfolio	Dalton and HydePark, MA	Skilled Nursing and Assisted Living	12/10/12	24,350,000	—	—		—	633,000
St. Petersburg Medical Office Building	St.Petersburg, FL	Medical Office	12/20/12	10,400,000	—	—		—	270,000
Bessemer Medical Office Building	Bessemer, AL	Medical Office	12/20/12	25,000,000	—	—		—	650,000
Santa Rosa Medical Office Building	Santa Rosa, CA	Medical Office	12/20/12	18,200,000	—	—		—	473,000
North Carolina ALF Portfolio	Fayetteville, Fuquay-Varina, Knightdale, Lincolnton and Monroe, NC	Assisted Living	12/21/12	75,000,000	—	—		—	1,950,000
Falls of Neuse Raleigh Medical Office Building	Raleigh, NC	Medical Office	12/31/12	21,000,000	—	—		—	546,000
Central Indiana MOB Portfolio	Carmel, Indianapolis and Lafayette, IN	Medical Office	12/31/12	34,030,000	5,462,000	—		406,000	885,000
Total				$885,971,000	$156,393,000	$418,085,000		$406,000	$23,286,000
___________

(1)	We own 100% of our properties acquired in 2012.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 9, Line of Credit, at the time of the respective acquisition. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 9, Line of Credit, for a further discussion.

(4)
Represents borrowings under our unsecured revolving line of credit, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our unsecured revolving line of credit as needed. See Note 9, Line of Credit, for a further discussion.

(5)	Represents the value of our operating partnership's units issued as part of the consideration paid to acquire the property.

(6)
Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Except with respect to Southeastern SNF Portfolio, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 or $9.20 per share, as applicable,

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the then established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.
Acquisitions in 2011
For the year ended December 31, 2011, we completed 11 acquisitions comprising 31 buildings from unaffiliated parties. The aggregate purchase price of these properties was $245,183,000 and we paid $6,739,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2011:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee to our Former Advisor or its Affiliates(4)
Columbia Long-Term Acute Care Hospital(5)	Columbia, MO	Hospital	01/31/11	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(6)	Bradenton, FL	Medical Office	04/15/11	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	05/12/11	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(7)	Philadelphia, PA	Skilled Nursing	06/30/11	75,000,000	—	74,870,000	2,063,000
Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	7,200,000	5,119,000	—	198,000
Lafayette Physical Rehabiliation Hospital	Lafayette, LA	Hospital	09/30/11	12,100,000	—	12,000,000	333,000
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office	12/22/11	7,840,000	—	—	216,000
Total				$245,183,000	$38,611,000	$165,485,000	$6,739,000

(1)	We own 100% of our properties acquired in 2011.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving lines of credit with Bank of America and KeyBank as needed. See Note 9, Line of Credit, for a further discussion.

(4)
Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)
On January 31, 2011, we purchased Columbia Long-Term Acute Care Hospital, which is the fourth and final acquisition of the four hospitals comprising the Monument Long-Term Acute Care Hospital Portfolio, or Monument LTACH Portfolio, the other three of which were purchased in 2010.

(6)
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

(7)
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2010
For the year ended December 31, 2010, we completed 14 acquisitions comprising 25 buildings from unaffiliated parties. The aggregate purchase price of these properties was $193,442,000 and we paid $5,329,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2010:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Acquisition Fee to our Former Advisor or its Affiliates(4)
Lacombe Medical Office Building	Lacombe, LA	Medical Office	03/05/10	$6,970,000	$—	$—	$192,000
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	03/31/10	6,500,000	3,341,000	—	179,000
Parkway Medical Center	Beachwood, OH	Medical Office	04/12/10	10,900,000	—	—	300,000
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office	04/30/10	8,400,000	4,443,000	—	231,000
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	05/27/10	11,000,000	—	—	303,000
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	06/25/10	10,100,000	—	—	278,000
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	06/28/10	6,350,000	—	—	175,000
Pocatello East Medical Office Building	Pocatello, ID	Medical Office	07/27/10	15,800,000	—	5,000,000	435,000
Monument Long-Term Acute Care Hospital Portfolio(5)	Cape Girardeau and Joplin, MO; and Athens, GA	Hospital	08/12/10, 08/31/10 and 10/29/10	29,272,000	—	26,800,000	811,000
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	Skilled Nursing	09/16/10	45,000,000	26,810,000	12,900,000	1,238,000
Sylva Medical Office Building	Sylva, NC	Medical Office	11/15/10	11,400,000	—	11,400,000	314,000
Surgical Hospital of Humble	Humble, TX	Hospital	12/10/10	13,100,000	9,000,000	3,600,000	360,000
Lawton Medical Office Building Portfolio	Lawton, OK	Medical Office	12/22/10	11,550,000	—	9,800,000	318,000
Ennis Medical Office Building	Ennis, TX	Medical Office	12/22/10	7,100,000	—	7,350,000	195,000
Total				$193,442,000	$43,594,000	$76,850,000	$5,329,000
__________

(1)	We own 100% of our properties acquired in 2010, except for Pocatello East Medical Office Building, of which we own 98.75%.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our secured revolving line of credit with Bank of America, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our secured revolving line of credit with Bank of America as needed. See Note 9, Line of Credit, for a further discussion.

(4)
Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(5)
Monument LTACH Portfolio consists of four long-term acute care hospitals. As of December 31, 2010, we had acquired three of the four hospitals. The difference in the purchase price of $29,272,000 noted above and the contract purchase price of $29,486,000 is due to the allocation of $214,000 to real estate and escrow deposits as such payments are related

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the purchase of the remaining hospital of Monument LTACH Portfolio. We purchased the remaining hospital of Monument LTACH Portfolio on January 31, 2011.

4. Real Estate Note Receivable, Net

On October 5, 2012, we entered into a loan agreement to loan up to $12,100,000 to Medistar Murray LTACH, LLC, an unaffiliated third party, or the borrower, which is secured by Salt Lake City LTACH, or the Salt Lake City Note. The purpose of the Salt Lake City Note is to provide the borrower with construction financing which will be used to complete the construction of Salt Lake City LTACH. The Salt Lake City Note requires interest only payments payable monthly, in arrears, beginning on November 1, 2012 and continuing on the first day of each month thereafter through and including October 1, 2013. The Salt Lake City Note matures on October 5, 2013 when all unpaid principal, plus accrued and unpaid interest, is due in full. The Salt Lake City Note may be extended by one six-month period at our discretion and the payment of a 1.00% extension fee. Advances under the Salt Lake City Note bear interest at a per annum rate equal to the prime rate as published in the Wall Street Journal for such day plus 2.00%, subject to a minimum interest rate floor of 5.25% per annum. As of December 31, 2012, the per annum rate in effect under the Salt Lake City Note was 5.25%. The Salt Lake City Note may be applied to the purchase price as part of the subsequent acquisition of the property by us. We incurred to our advisor entities and their affiliates, as compensation for services rendered in connection with the Salt Lake City Note, an acquisition fee of 2.00%, or $104,000, of the total amount advanced through December 31, 2012 under the Salt Lake City Note. As of December 31, 2012, advances outstanding under the Salt Lake City Note totaled $5,213,000 and $6,887,000 remained available.
On October 5, 2012, we entered into a purchase and sale agreement to acquire Salt Lake City LTACH for a contract purchase price of $13,700,000, plus closing costs. We anticipate closing on the acquisition of Salt Lake City LTACH upon completion of the construction and occupancy by the tenant. However, we cannot provide any assurance that we will be able to acquire the Salt Lake City LTACH property within the anticipated timeframe, or at all.
Real estate note receivable, net consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Real estate note receivable	$5,213,000	$—
Less: unamortized closing costs and origination fees, net	(31,000)	—
Real estate note receivable, net	$5,182,000	$—
The following shows the change in the carrying amount of the real estate note receivable for the year ended December 31, 2012:

Amount
Real estate note receivable, net — December 31, 2011	$—
Additions:
Advances on real estate receivable	5,213,000
Deductions:
Closing costs and origination fees, net	(16,000)
Amortization of closing costs and origination fees	(15,000)
Real estate note receivable, net — December 31, 2012	$5,182,000

Amortization expense on closing costs and origination fees for the year ended December 31, 2012 was recorded against real estate revenue in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Tenant relationships, net of accumulated amortization of $4,662,000 and $1,541,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 20.5 years and 19.6 years as of December 31, 2012 and 2011, respectively)	$88,304,000	$22,580,000
In place leases, net of accumulated amortization of $11,532,000 and $3,656,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 10.6 years and 10.5 years as of December 31, 2012 and 2011, respectively)	88,110,000	27,957,000
Leasehold interests, net of accumulated amortization of $400,000 and $141,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 63.1 years and 60.9 years as of December 31, 2012 and 2011, respectively)	15,690,000	12,148,000
Above market leases, net of accumulated amortization of $1,805,000 and $495,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 9.4 years and 8.9 years as of December 31, 2012 and 2011, respectively)	11,190,000	2,649,000
Defeasible interest, net of accumulated amortization of $14,000 and $0 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 40.8 years as of December 31, 2012)	610,000	—
Master leases, net of accumulated amortization of $616,000 and $492,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 0.6 years and 1.5 years as of December 31, 2012 and 2011, respectively)	243,000	781,000
	$204,147,000	$66,115,000

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $14,967,000, $5,437,000 and $1,643,000, respectively, which included $1,524,000, $420,000 and $121,000, respectively, of amortization recorded against real estate revenue for above market leases and $260,000, $139,000 and $2,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets is 18.9 and 22.7 years as of December 31, 2012 and 2011, respectively. As of December 31, 2012, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2013	$20,813,000
2014	17,563,000
2015	15,918,000
2016	14,500,000
2017	13,444,000
Thereafter	121,909,000
$204,147,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred rent receivables	$10,219,000	$3,138,000
Deferred financing costs, net of accumulated amortization of $1,276,000 and $1,397,000 as of December 31, 2012 and 2011, respectively	6,234,000	2,883,000
Prepaid expenses and deposits	1,353,000	755,000
Lease commissions, net of accumulated amortization of $122,000 and $30,000 as of December 31, 2012 and 2011, respectively	1,716,000	424,000
Contingent consideration assets	—	115,000
	$19,522,000	$7,315,000

Amortization expense on lease commissions for the years ended December 31, 2012, 2011 and 2010 was $99,000, $29,000 and $1,000, respectively. Amortization expense on deferred financing costs for years ended December 31, 2012, 2011 and 2010 was $1,784,000, $1,267,000 and $225,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying consolidated statements of operations.
For the year ended December 31, 2012, $31,000 of the $1,784,000 was related to the write-off of deferred financing costs due to the early extinguishment of mortgage loans on Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion. For the year ended December 31, 2011, $72,000 of the $1,267,000, was related the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble and Dixie-Lobo Medical Office Building Portfolio. See Note 7, Mortgage Loans Payable, Net, for a further discussion.
Estimated amortization expense on deferred financing costs and lease commissions as of December 31, 2012 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2013	$2,006,000
2014	1,889,000
2015	1,117,000
2016	535,000
2017	405,000
Thereafter	1,998,000
$7,950,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $278,245,000 ($291,052,000, net of discount and premium) and $80,529,000 ($80,466,000, net of discount and premium) as of December 31, 2012 and 2011, respectively.
As of December 31, 2012, we had 33 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.31% to 6.60% per annum and a weighted average effective interest rate of 4.76% per annum. As of December 31, 2012, we had $261,612,000 ($274,659,000, net of discount and premium) of fixed rate debt, or 94.0% of mortgage loans payable, at a weighted average effective interest rate of 4.90% per annum and $16,633,000 ($16,393,000, net of discount) of variable rate debt, or 6.0% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratio, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2012 and 2011, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of December 31, 2012 and 2011:

	Interest		December 31,
Property	Rate(1)	Maturity Date	2012	2011
Fixed Rate Debt:
Highlands Ranch Medical Pavilion	—	—	$—	$4,289,000
Pocatello East Medical Office Building	6.00%	10/01/20	7,594,000	7,788,000
Monument LTACH Portfolio	5.79%	05/27/18	24,134,000	15,248,000
Hardy Oak Medical Office Building	6.60%	10/10/16	5,080,000	5,182,000
Maxfield Medical Office Building	5.17%	02/28/15	4,879,000	5,050,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern SNF Portfolio (Bell Minor)	4.57%	08/01/40	6,977,000	—
Southeastern SNF Portfolio (Covington)	4.60%	08/01/40	11,174,000	—
Southeastern SNF Portfolio (Mobile)	4.60%	08/01/40	4,971,000	—
Southeastern SNF Portfolio (Shreveport)	4.60%	08/01/40	10,696,000	—
Southeastern SNF Portfolio (Westminster)	4.57%	08/01/40	4,523,000	—
Southeastern SNF Portfolio (Buckhead)	5.25%	03/01/45	11,797,000	—
Southeastern SNF Portfolio (Rockdale)	5.25%	03/01/45	7,960,000	—
Southeastern SNF Portfolio (Millington)	4.60%	08/01/45	4,739,000	—
Southeastern SNF Portfolio (Memphis)	4.57%	08/01/45	6,684,000	—
FLAGS MOB Portfolio (Okatie)	5.62%	07/01/14	7,662,000	—
FLAGS MOB Portfolio (Boynton)	6.31%	08/01/16	4,084,000	—
FLAGS MOB Portfolio (Tempe)	5.33%	08/01/15	5,307,000	—
Spokane MOB	5.59%	03/11/35	14,214,000	—
Centre Medical Plaza	5.95%	03/01/14	11,767,000	—
Midwestern MOB Portfolio (Champaign)	5.88%	05/11/21	3,667,000	—
Midwestern MOB Portfolio (Naperville)	5.91%	06/05/16	7,172,000	—
Midwestern MOB Portfolio (Urbana)	5.46%	06/01/15	6,773,000	—
Southeastern SNF Portfolio (Snellville)	2.48%	09/01/47	13,258,000	—
Jasper MOB Portfolio	6.10%	07/06/17	6,253,000	—
Surgical Hospital of Humble	3.65%	01/01/20	6,550,000	—
St. Anthony North Medical Office Building	3.65%	01/01/20	5,975,000	—
Parkway Medical Center	3.65%	01/01/20	5,450,000	—
St. Vincent Medical Office Building	3.65%	01/01/20	5,050,000	—
Greeley MOB	3.65%	01/01/20	6,600,000	—
Columbia MOB	3.65%	01/01/20	3,450,000	—
Ola Nalu MOB Portfolio (Rockwall)	3.65%	01/01/20	11,043,000	—
Ola Nalu MOB Portfolio (Huntsville)	3.65%	01/01/20	4,667,000	—
Central Indiana MOB Portfolio	6.60%	10/15/18	5,462,000	—
			261,612,000	53,557,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Interest		December 31,
Property	Rate(1)	Maturity Date	2012	2011
Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.31%	08/15/21 (callable)	$2,731,000	$2,964,000
Virginia Skilled Nursing Facility Portfolio(3)	—	—	—	9,771,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	6,970,000	7,142,000
Muskogee Long-Term Acute Care Hospital	2.61%	04/08/18	6,932,000	7,095,000
			16,633,000	26,972,000
Total fixed and variable rate debt			278,245,000	80,529,000
Less: discount			(248,000)	(291,000)
Add: premium			13,055,000	228,000
Mortgage loans payable, net			$291,052,000	$80,466,000
__________

(1)	Represents the per annum interest rate in effect as of December 31, 2012.

(2)
The mortgage loan payable requires monthly principal and interest payments and is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Additionally, the seller guarantors agreed to retain their guaranty obligations with respect to the mortgage loan and the interest rate swap agreement. We, the seller and the seller guarantors have also agreed to indemnify the other parties for any liability caused by a party's breach or nonperformance of obligations under the loan.

(3)
Represents a bridge loan which initially matured on March 14, 2012. In March 2012, we exercised the six-month extension available pursuant to the loan documents, thereby extending the maturity date to September 14, 2012. In May 2012, we repaid the loan in full.

In addition to the mortgage loans payable noted above, as of December 31, 2010, we had an outstanding mortgage loan payable on Surgical Hospital of Humble with a balance of $9,000,000, which was subsequently paid in full in March 2011 without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $42,000 in deferred financing costs, which is included in interest expense in our accompanying consolidated statements of operations for the year ended December 31, 2011. In addition, on May 12, 2011, we assumed a mortgage loan payable in connection with the acquisition of Dixie-Lobo Medical Office Building Portfolio in the amount of $23,239,000. On September 29, 2011, we paid off the remaining principal balance of $23,132,000 in full without any prepayment penalties being assessed. In connection with the early extinguishment, we wrote off $32,000 of deferred financing costs and $30,000 of debt premium, which is included in interest expense in our accompanying consolidated statements of operations for the year ended December 31, 2011.
As of December 31, 2012, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount
2013	$7,060,000
2014	23,287,000
2015	20,163,000
2016	25,606,000
2017	24,659,000
Thereafter	177,470,000
$278,245,000
8. Derivative Financial Instruments
ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Consistent with ASC Topic 815, we

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2012, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, we recorded $24,000, $(366,000) and $(143,000), respectively, as a decrease (increase) to interest expense in our accompanying consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of December 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,731,000	one month LIBOR	6.00%	$(470,000)	Swap	08/15/21
6,970,000	one month LIBOR	4.41%	(89,000)	Swap	01/01/14
6,932,000	one month LIBOR	4.28%	(147,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(89,000)	Swap	10/01/15
$23,417,000			$(795,000)
The following table lists the derivative financial instruments held by us as of December 31, 2011:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,964,000	one month LIBOR	6.00%	$(478,000)	Swap	08/15/21
7,142,000	one month LIBOR	4.41%	(139,000)	Swap	01/01/14
7,095,000	one month LIBOR	4.28%	(202,000)	Swap	05/01/14
$17,201,000			$(819,000)
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Line of Credit
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
Based on the value of the properties securing the Bank of America line of credit, our aggregate borrowing capacity under the Bank of America line of credit was $38,435,000, there were no borrowings outstanding and $38,435,000 remained available under the Bank of America line of credit as of December 31, 2011. The Bank of America line of credit was secured by Lacombe Medical Office Building, Parkway Medical Center, Livingston Medical Arts Pavilion, St. Vincent Medical Office Building, Sylva Medical Office Building, Ennis Medical Office Building and St. Anthony North Medical Office Building as of December 31, 2011.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line of credit, whereby $35,750,000 of the aggregate maximum principal amount of the KeyBank line of credit was assigned to Charter One.
Based on the value of the properties securing the KeyBank line of credit, the aggregate borrowing capacity was $71,500,000, there were no borrowings outstanding and $71,500,000 remained available under the KeyBank line of credit as of December 31, 2011. The KeyBank line of credit was secured by four facilities of Virginia Skilled Nursing Facility Portfolio, Yuma Skilled Nursing Facility and Philadelphia SNF Portfolio as of December 31, 2011.
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
We are required to pay a fee on the unused portion of the lenders' commitments under the Credit Agreement at a per annum rate equal to 0.25% if the average daily used amount is greater than 50.0% of the commitments and 0.35% if the average daily used amount is less than 50.0% of the commitments.
The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement imposes the following financial covenants, which are specifically defined in the Credit Agreement: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of December 31, 2012, we were in compliance with all such covenants and requirements.
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
Our aggregate borrowing capacity under the unsecured line of credit was $200,000,000 as of December 31, 2012. As of December 31, 2012, borrowings outstanding under the unsecured line of credit totaled $200,000,000 and $0 remained available under the unsecured line of credit. The weighted-average interest rate of borrowings as of December 31, 2012 was 3.33% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Below market leases, net of accumulated amortization of $265,000 and $135,000 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 8.2 years and 14.6 years as of December 31, 2012 and 2011, respectively)	$3,006,000	$623,000
Above market leasehold interests, net of accumulated amortization of $17,000 and $0 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 48.8 years as of December 31, 2012)	2,150,000	—
	$5,156,000	$623,000
Amortization expense on below market leases for the years ended December 31, 2012, 2011 and 2010 was $241,000, $122,000 and $42,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying consolidated statements of operations.
Amortization expense on above market leasehold interests for the years ended December 31, 2012, 2011 and 2010 was $17,000, $0, and $0, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities is 25.1 and 14.6 years as of December 31, 2012 and 2011, respectively. As of December 31, 2012, estimated amortization expense on below market leases and above market leasehold interests for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2013	$585,000
2014	531,000
2015	466,000
2016	409,000
2017	294,000
Thereafter	2,871,000
$5,156,000
11. Commitments and Contingencies
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
Other Organizational and Offering Expenses
Since January 7, 2012, our other organizational and offering expenses in connection with our initial offering, other than selling commissions and the dealer manager fee, are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0%

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. As of December 31, 2011, our former advisor and their affiliates had collectively incurred expenses on our behalf of $2,946,000, in excess of 1.0% of the gross proceeds of our initial offering, and therefore, these expenses are not recorded in our accompanying consolidated financial statements as of December 31, 2011. As of December 31, 2012, our sub-advisor, our former advisor and their affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our initial offering.
Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2012, our sub-advisor and its affiliates have incurred expenses of $610,000 related to our follow-on offering. As of December 31, 2012, we have not reimbursed our sub-advisor or its affiliates for these expenses incurred in our follow-on offering, and these expenses are not recorded in our accompanying consolidated financial statements, since such expenses do not become our liability until our follow-on offering is declared effective by the United States Securities and Exchange Commission, or SEC, which was on February 14, 2013, and then only to the extent other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds of our follow-on offering.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our former advisor, our sub-advisor or their affiliates from the gross proceeds of our initial offering or our follow-on offering. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Related Party Transactions
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
On November 7, 2011, we notified our former advisor of the termination of the G&E Advisory Agreement. Pursuant to the G&E Advisory Agreement, either party could terminate the G&E Advisory Agreement without cause or penalty, subject to a 60-day transition period; however, certain rights and obligations of the parties would survive during the 60-day transition period and beyond. As a result of a new advisory agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement, Griffin-American Advisor serves as our advisor and delegates advisory duties to Griffin-American Sub-Advisor.
In addition, on November 7, 2011, we notified Grubb & Ellis Capital Corporation of the termination of the G&E Dealer Manager Agreement. Pursuant to the G&E Dealer Manager Agreement, either party could terminate the G&E Dealer Manager Agreement, subject to a 60-day transition period. Until January 6, 2012, Grubb & Ellis Capital Corporation remained a non-exclusive agent of our company and distributor of shares of our common stock. As a result of the Dealer Manager Agreement that took effect on January 7, 2012 upon the expiration of the 60-day transition period provided for in the G&E Dealer Manager

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, Griffin Securities serves as our dealer manager. The terms of the Dealer Manager Agreement are substantially the same as the terms of the terminated G&E Dealer Manager Agreement.
Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2012, 2011 and 2010, we incurred $5,481,000, $46,699,000 and $21,321,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.
We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the year ended December 31, 2012, we incurred $34,713,000, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage
Selling Commissions
Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2012, 2011 and 2010, we incurred $512,000, $22,196,000 and $9,306,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, selling commissions in connection with our initial offering and our follow-on offering, or our offerings, are paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Dealer Manager Fee
Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2012, 2011 and 2010, we incurred $227,000, $9,742,000 and $4,107,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, the dealer manager fee in connection with our offerings is paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Other Organizational and Offering Expenses
Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2012, we incurred $5,733,000 in offering expenses to our sub-advisor in connection with our initial offering.
Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the years ended December 31, 2012, 2011 and 2010, we incurred $76,000, $3,261,000 and $1,372,000, respectively, in offering expenses to our former advisor or its affiliates in connection with our initial offering.
Other organizational expenses were expensed as incurred, and offering expenses are charged to stockholders' equity as such amounts are paid from the gross proceeds of our initial offering.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and Development Stage
Acquisition Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at $9.00 or $9.20 per share, as applicable, the then-established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the year ended December 31, 2012, we incurred $18,707,000 in acquisition fees to our sub-advisor or its affiliates, which included 119,082 shares of common stock.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, entirely payable in cash. For the years ended December 31, 2012, 2011 and 2010, we incurred $4,579,000, $6,739,000 and $5,329,000, respectively, in acquisition fees to our former advisor or its affiliates.
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations or are capitalized and included in real estate investments, net, as applicable. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
Development Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the year ended December 31, 2012, we did not incur any development fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.
Reimbursement of Acquisition Expenses
Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the year ended December 31, 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $21,000 and $29,000, respectively, in acquisition expenses to our former advisor or its affiliates.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations or are capitalized and included in real estate investments, net, as applicable.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. As of December 31, 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of the Lakewood Ranch property and Philadelphia SNF Portfolio, both of which we acquired in 2011 and such excess fees and expenses were approved by a majority of our

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors, including a majority of our independent directors. For a further discussion, please see footnote (6) and (7) to the table in Note 3, Real Estate Investments, Net — Acquisitions in 2011.
Operational Stage
Asset Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the year ended December 31, 2012, we incurred $6,666,000 in asset management fees to our sub-advisor.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the years ended December 31, 2012, 2011 and 2010, we incurred $61,000, $2,929,000 and $612,000, respectively, in asset management fees to our former advisor or its affiliates.
Asset management fees are included in general and administrative in our accompanying consolidated statements of operations.
Property Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the year ended December 31, 2012, we incurred $2,142,000 in property management fees and oversight fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the years ended December 31, 2012, 2011 and 2010, we incurred $16,000, $843,000 and $245,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $103,000 and $46,000, respectively, in payroll for on-site personnel and engineering to our former advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Fees
Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the years ended December 31, 2012, we incurred $1,383,000 in lease fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $395,000 and $59,000, respectively, in lease fees to our former advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the year ended December 31, 2012, we incurred $82,000 in construction management fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the years ended December 31, 2012, 2011 and 2010, we incurred $0, $72,000 and $21,000, respectively, in construction management fees to our former advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
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
For the 12 months ended December 31, 2012, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.6% and (64.1)%, respectively, for the 12 months ended December 31, 2012. For the year ended December 31, 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the years ended December 31, 2012, 2011 and 2010, GEEA incurred operating expenses on our behalf of $0, $22,000 and $25,000, respectively.
Operating expense reimbursements are included in general and administrative in our accompanying consolidated statements of operations.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination. Therefore, the Transfer Agent Services Agreement terminated on January 6, 2012. We engaged DST Systems, Inc., an unaffiliated party, to serve as our replacement transfer agent on January 6, 2012.
For the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $10,000, $311,000 and $111,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying consolidated statements of operations.
For the years ended December 31, 2012, 2011 and 2010, GEEA incurred expenses of $2,000, $112,000, $53,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses would have only become our liability to the extent cumulative other organizational and offering expenses did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the year ended December 31, 2012, our sub-advisor and its affiliates did not perform any additional services for us.
Until January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $0, $65,000, $59,000, respectively, for internal controls compliance services our former advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012 our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.
Subordinated Distribution upon Listing
Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the year ended December 31, 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012 our former advisor would have been entitled to a similar subordinated distribution upon listing. We did not incur any subordinated distribution upon listing to our former advisor.
Subordinated Distribution Upon Termination
Upon termination or non-renewal of the Advisory Agreement, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, will provide them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor.
As of December 31, 2012 and 2011, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

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
On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan Oh; and our Secretary, Cora Lo also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salaries that were earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2012. The shares were purchased pursuant to our initial offering at a price of $9.00 per share prior to November 7, 2012 and $9.20 per share on or after November 7, 2012 reflecting the offering price in effect on the date of each stock purchase, exclusive of selling commissions and the dealer manager fee.
Effective January 1, 2013, Messrs. Hanson and Prosky, Ms. Johnson, Messrs. Streiff and Oh and Ms. Lo each adopted an executive stock purchase plan, or the Executive Stock Purchase Plans, on terms similar to each of the stock purchase plans above. See Note 22, Subsequent Events — Executive Stock Purchase Plans, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2012 and 2011, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2012		2011
Officer's Name	Title	Amount	Shares	Amount	Share
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$201,000	22,356	$121,000	13,436
Danny Prosky	President and Chief Operating Officer	115,000	12,793	93,000	10,313
Mathieu B. Streiff	Executive Vice President	109,000	12,099	—	—
Shannon K S Johnson	Chief Financial Officer	17,000	1,889	—	—
Stefan Oh	Senior Vice President of Acquisitions	18,000	1,986	—	—
Cora Lo	Secretary	10,000	1,142	—	—
		$470,000	52,265	$214,000	23,749

Accounts Receivable Due From Affiliate
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors. The portion of the expenses that our co-sponsors agreed to pay was paid by us and then reimbursed by American Healthcare Investors and Griffin Capital within 120 days of payment. As such, as of December 31, 2011, we had recorded a receivable of $121,000 from American Healthcare Investors, an affiliate, which is included in accounts receivable due from affiliate in our accompanying consolidated balance sheets. We do not consider Griffin Capital an affiliate and therefore the receivable as of December 31, 2011 of $121,000 from Griffin Capital is included in accounts and other receivables, net in our accompanying consolidated balance sheets. We have received all outstanding amounts as of December 31, 2012.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2012 and to our former affiliates as of December 31, 2011:

	December 31,
Fee	2012	2011
Asset and property management fees	$1,109,000	$405,000
Lease commissions	364,000	34,000
Offering costs	277,000	93,000
Construction management fees	40,000	72,000
Acquisition fees	16,000	—
Operating expenses	1,000	64,000
Selling commissions and dealer manager fees	—	434,000
On-site personnel and engineering payroll	—	7,000
Acquisition expenses	—	2,000
	$1,807,000	$1,111,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock for $9.50 per share pursuant to the DRIP. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share, and as a result of our board of directors amending the DRIP to state that all shares issued pursuant to the DRIP would be offered at a price equal to 95.0% of the primary offering price of our initial offering, we began issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering to the public in our initial offering up to approximately 295,945,000 shares of our common stock in our primary offering for an aggregate of $3,000,000,000 and approximately 29,420,000 shares of our common stock pursuant to our DRIP for an aggregate of $285,000,000.
On February 14, 2013, we commenced a best efforts follow-on offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. See Note 22, Subsequent Events — Status of our Follow-On Offering, for a further discussion.
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
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010, June 14, 2011 and November 7, 2012, in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 22,500 shares, respectively, of our restricted common stock to our independent directors. Through December 31, 2012, we had issued 110,169,985 shares of our common stock in connection with our initial offering and 3,511,420 shares of our common stock pursuant to the DRIP, and we had also repurchased 556,139 shares of our common stock under our share repurchase plan. As of December 31, 2012 and 2011, we had 113,199,988 and 48,869,669 shares of our common stock issued and outstanding, respectively.
As of December 31, 2012, we had a receivable of $3,298,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on January 2, 2013.

Offering Costs
Selling Commissions
Effective as of January 7, 2012, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2012, we incurred $41,633,000 in selling commissions to our dealer manager. Such commissions are charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.

Dealer Manager Fee
Effective as of January 7, 2012, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2012, we incurred $18,356,000 in dealer manager fees to our dealer manager. Such fees are charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.
Noncontrolling Interests
On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 limited partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased all of the limited partnership interests held by our former advisor in our operating partnership. On December 31, 2012, eight investors contributed their interests in two properties in exchange for 42,700 limited partnership units in our operating partnership. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both.
As of December 31, 2012 and 2011, we owned a greater than 99.96% and 99.99%, respectively, general partnership interest in our operating partnership and our limited partners owned less than a 0.04% and 0.01%, respectively, limited partnership interest in our operating partnership. As such, less than 0.04% and 0.01%, respectively, of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of December 31, 2012 and 2011, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our initial offering, subject to certain conditions. For the years ended December 31, 2012, 2011 and 2010, $22,622,000, $8,817,000 and $1,985,000, respectively, in distributions were reinvested and 2,374,407, 928,058 and 208,955 shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2012 and 2011, a total of $33,424,000 and $10,802,000, respectively, in distributions were reinvested and 3,511,420 and 1,137,013 shares of our common stock, respectively, were issued pursuant to the DRIP. Effective as of November 7, 2012, in connection with the change to the offering price per share of our common stock in our initial offering, we amended the DRIP to issue shares pursuant to the DRIP for $9.71 per share.
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
Until December 7, 2012, under our share repurchase plan, repurchase prices range from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased at 92.5% to 100% of each stockholder's repurchase amount depending on the period of time their shares have been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are to be repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the years ended December 31, 2012, 2011 and 2010, we received share repurchase requests and repurchased 407,337, 127,802 and 21,000 shares of our common stock, respectively, for an aggregate of $3,953,000, $1,198,000 and $210,000, respectively, at an average repurchase price of $9.70, $9.38 and $10.00 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
As of December 31, 2012 and 2011, we had received share repurchase requests and had repurchased 556,139 shares of our common stock for an aggregate of $5,361,000 at an average price of $9.64 per share and 148,802 shares of our common

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock for an aggregate of $1,408,000 at an average price of $9.46, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011 and November 7, 2012 in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors, in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts which, will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then current offering price of shares of our common stock; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. For the years ended December 31, 2012, 2011 and 2010, we recognized compensation expense of $115,000, $66,000 and $54,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2012, 2011 and 2010, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations.
As of December 31, 2012 and 2011, there was $260,000 and $145,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.06 years.

As of December 31, 2012 and 2011, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $289,000 and $165,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2012, 2011, 2010 and 2009, and the changes for the years ended December 31, 2012, 2011 and 2010, is presented below:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2009	12,000	—
Granted	7,500	$10.00
Vested	(4,500)	$10.00
Forfeited	—	—
Balance — December 31, 2010	15,000	$10.00
Granted	7,500	$10.00
Vested	(6,000)	$10.00
Forfeited	—	—
Balance — December 31, 2011	16,500	$10.00
Granted	22,500	$10.22
Vested	(10,500)	$10.09
Forfeited	—	—
Balance — December 31, 2012	28,500	$10.14
Expected to vest — December 31, 2012	28,500	$10.14

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$795,000	$—	$795,000
Contingent consideration obligations	—	—	60,204,000	60,204,000
Total liabilities at fair value	$—	$795,000	$60,204,000	$60,999,000

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Contingent consideration assets	$—	$—	$115,000	$115,000
Total assets at fair value	$—	$—	$115,000	$115,000
Liabilities:
Derivative financial instruments	$—	$819,000	$—	$819,000
Contingent consideration obligations	—	—	6,058,000	6,058,000
Total liabilities at fair value	$—	$819,000	$6,058,000	$6,877,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers into and out of fair value measurement levels during the years ended December 31, 2012, 2011 and 2010.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2012 and 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Assets
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
On September 27, 2012, we purchased the last building of the Silver Star MOB Portfolio and in connection with such purchase we subsequently received $8,000 from the seller as satisfaction of the contingent consideration asset, as two tenants occupied their units at dates subsequent to when originally anticipated at the date of acquisition.

Obligations
In connection with our property acquisitions, we have accrued $60,204,000 and $6,058,000 as contingent consideration obligations as of December 31, 2012 and 2011, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing unoccupied space. Of the amount accrued as of December 31, 2012, $52,585,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011 and $5,492,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $2,127,000 relates to various other property acquisitions.
An estimated $52,142,000 of such amount accrued related to Philadelphia SNF Portfolio will be paid based upon the computation in the lease agreement and receipt of notification between two and six years after the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment; however, such payment is limited by the tenant's rent coverage ratio and will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the criteria above will be met and based on the tenant's significant improvement in the specified rent coverage ratio for the six and twelve months ended December 31, 2012, we have recorded an increase in the obligation of $50,739,000 for the year ended December 31, 2012.
The remaining $443,000 accrued as a contingent consideration obligation as of December 31, 2012 for Philadelphia SNF Portfolio is payable within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. As of December 31, 2012, the tenant has notified us of $2,500,000 in improvements and we assume that the specified rent coverage ratio will continue to be met through the payment request dates. As of December 31, 2012, we have made payments of $2,057,000 towards this obligation.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of December 31, 2012, we have made payments of $1,033,000 towards this obligation.

Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration assets are included in other assets, net and our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying consolidated statements of operations.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of December 31, 2012 for our contingent consideration obligations:

Property	Fair Value as of December 31, 2012	Unobservable Inputs	Range of Inputs/Inputs
Philadelphia SNF Portfolio(1)	$52,142,000	Tenant's Earnings, as defined, for the 12 Months Prior to Payment	$19,359,000
		Timing of Payment	June 30, 2013
		Market Multiplier Rate, as Defined	14.44%
		Percentage of Eligible Payment Requested	100%
Philadelphia SNF Portfolio(2)	$443,000	Achieve Required Lease Coverage Ratios	Yes
		Percentage of Eligible Payment Requested	100%
Pacific Northwest Senior Care Portfolio(3)	$5,492,000	Achieve Required Lease Coverage Ratios	Yes
		Estimated Cost of Tenant Improvements	$6,525,000
		Percentage of Eligible Payment Requested	100%
__________
Significant increases or decreases in any of the unobservable inputs in isolation or aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of December 31, 2012. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do so in all instances noted above, then the fair value would decrease.

(1)
The most significant input to the valuation is the tenant's earnings, as defined in the agreement. An increase (decrease) in the assumed earnings would increase (decrease) the fair value. An increase (decrease) in the projected timing of the payment would decrease (increase) the fair value and an increase (decrease) in the market multiplier rate would generally decrease (increase) the fair value, although such input at the current level does not impact the calculation due to other limiting observable inputs.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	If the lease coverage ratio is not met, then the fair value would decrease to $0.

(3)
If the lease coverage ratio is not met, then the fair value would decrease to $4,700,000. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenants improvements would have no impact on the payment.

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Contingent Consideration Assets:
Beginning balance	$115,000	$—	$—
Realized/unrealized losses recognized in earnings	(105,000)	—	—
Settlements of assets	(10,000)	115,000	—
Ending balance	$—	$115,000	$—
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$6,058,000	$—	$—
Realized/unrealized losses recognized in earnings	50,145,000	—	—
Settlements of obligations	(4,590,000)	—	—
Additions to contingent consideration obligations	8,591,000	6,058,000	—
Ending balance	$60,204,000	$6,058,000	$—
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$50,801,000	$—	$—
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: real estate note receivable, net, cash and cash equivalents, accounts and other receivables, net, accounts receivable due from affiliate, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the line of credit.
We consider the carrying values of real estate note receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts receivable due from affiliate and accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and the line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2012 and 2011, the fair value of the mortgage loans payable was $308,472,000 and $81,028,000, respectively, compared to the carrying value of $291,052,000 and $80,466,000, respectively. The fair value of the line of credit as of December 31, 2012 and 2011 was $199,780,000 and $0, respectively, compared to the carrying value of $200,000,000 and $0, respectively. We have determined that the mortgage loans payable and the line of credit valuations are classified as Level 2 within the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Tax Treatment of Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Years Ended December 31,
	2012		2011		2010
Ordinary income	$25,001,000	55%	$9,276,000	51%	$935,000	23%
Capital gain	—	—	—	—	—	—
Return of capital	20,575,000	45	8,912,000	49	3,128,000	77
	$45,576,000	100%	$18,188,000	100%	$4,063,000	100%

Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
16. Future Minimum Rent
We have operating leases with tenants that expire at various dates through 2054 and in some cases subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2012 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2013	$120,533,000
2014	116,380,000
2015	112,882,000
2016	107,413,000
2017	102,279,000
Thereafter	782,092,000
$1,341,579,000
17. Business Combinations
2012
For the year ended December 31, 2012, we completed 23 acquisitions comprising 82 buildings. The aggregate purchase price was $810,971,000, plus closing costs and acquisition fees of $24,913,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying consolidated statements of operations for the year ended December 31, 2012 for the period subsequent to the acquisition date of each property through December 31, 2012. We present separately the one individually significant acquisition during the year ended December 31, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the year ended December 31, 2012. For the period from the acquisition date through December 31, 2012, we recognized the following amounts of revenues and net income for the acquisitions:

Property	Revenues	Net Income
Southeastern SNF Portfolio	$18,746,000	$7,028,000
Other 2012 Acquisitions	$27,280,000	$5,304,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the fair value of our 23 acquisitions at the time of acquisition:

	Southeastern SNF Portfolio	Other 2012 Acquisitions
Land	$15,009,000	$57,003,000
Building and improvements	123,175,000	489,049,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,918,000	48,517,000
Tenant relationships	15,272,000	53,760,000
Above market leases	—	10,065,000
Leasehold interest	—	3,803,000
Defeasible interest	—	623,000
Master lease	—	42,000
Total assets acquired	175,952,000	662,862,000
Mortgage loans payable, net	(92,611,000)	(77,671,000)
Below market leases	—	(2,624,000)
Above market leasehold interests	—	(2,167,000)
Other liabilities	(9,452,000)	(12,571,000)	(1)
Total liabilities assumed	(102,063,000)	(95,033,000)
Net assets acquired	$73,889,000	$567,829,000

(1)
Included in other liabilities is $6,525,000, $960,000 and $1,106,000 accrued for as contingent consideration in connection with the purchase of Pacific Northwest Senior Care Portfolio, Silver Star MOB Portfolio and Central Indiana MOB Portfolio, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value —Contingent Consideration, for a further discussion.

Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the years ended December 31, 2012 and 2011, pro forma revenues, net (loss) income, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	(Unaudited)
	Years Ended December 31,
	2012	2011
Revenues	$149,775,000	$135,050,000
Net (loss) income	$(23,605,000)	$16,191,000
Net (loss) income attributable to controlling interest	$(23,608,000)	$16,189,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.16)	$0.15
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
2011
For the year ended December 31, 2011, we completed 11 acquisitions comprising 31 buildings. The aggregate purchase price was $245,183,000, plus closing costs and acquisition fees of $12,384,000, $9,632,000 of which is included in acquisition related expenses in our accompanying consolidated statements of operations and $2,748,000 of which was capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the acquisitions are reflected in our accompanying consolidated statements of operations for the year ended December 31, 2011 for the period subsequent to the acquisition date of each property through December 31, 2011. We present separately the three individually significant acquisitions during the year ended December 31, 2011, Dixie-Lobo Medical Office Building Portfolio, Milestone Medical Office Building Portfolio and Philadelphia SNF Portfolio, and aggregate the rest of the acquisitions during the year ended December 31, 2011. For the period from the acquisition date through December 31, 2011, we recognized the following amounts of revenues and net income (loss) for the acquisitions:

Property	Revenues	Net Income (Loss)
Dixie-Lobo Medical Office Building Portfolio	$2,075,000	$208,000
Milestone Medical Office Building Portfolio	$3,095,000	$1,061,000
Philadelphia SNF Portfolio	$4,573,000	$(339,000)
Other 2011 Acquisitions	$7,628,000	$2,625,000

The following summarizes the fair value of our 11 acquisitions at the time of acquisition:

	Dixie-Lobo Medical Office Building Portfolio	Milestone Medical Office Building Portfolio	Philadelphia SNF Portfolio		Other 2011 Acquisitions
Land	$—	$495,000	$4,747,000		$6,492,000
Building and improvements	22,192,000	32,744,000	68,418,000		76,300,000
Furniture, fixtures and equipment	—	—	1,065,000		—
In-place leases	1,682,000	2,519,000	6,326,000		7,483,000
Tenant relationships	2,808,000	2,531,000	—		6,493,000
Leasehold interest	3,449,000	5,301,000	—		2,280,000
Master lease	—	580,000	—		257,000
Above market leases	—	804,000	—		470,000
Other assets	—	—	—		115,000	(1)
Total assets acquired	30,131,000	44,974,000	80,556,000		99,890,000
Mortgage loans payable, net	(23,320,000)	—	—		(10,621,000)
Below market leases	—	(34,000)	—		(208,000)
Other liabilities	—	—	(4,056,000)	(2)	(2,156,000)	(3)
Total liabilities assumed	(23,320,000)	(34,000)	(4,056,000)		(12,985,000)
Net assets acquired	$6,811,000	$44,940,000	$76,500,000		$86,905,000

(1)
Included in other assets is $115,000 recorded as a contingent consideration asset in connection with the acquisition of Sierra Providence East Medical Plaza I. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration — Assets, for a further discussion.

(2)
Included in other liabilities is $1,402,000 and $2,500,000 accrued for as contingent consideration obligations in connection with the acquisition of Philadelphia SNF Portfolio. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value—Contingent Consideration — Obligations, for a further discussion.

(3)
Included in other liabilities is $1,500,000 and $656,000 accrued for as contingent consideration obligations in connection with the acquisition of Yuma Skilled Nursing Facility and Maxfield Medical Office Building, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration — Obligations, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the acquisitions in 2011 discussed above had occurred on January 1, 2010, for the years ended December 31, 2011 and 2010, pro forma revenues, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	(Unaudited)
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
18. Segment Reporting

As of December 31, 2012, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and assisted living facilities are acquired and similarly structured as our hospital investments.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, subordinated distribution purchase, acquisition related expenses, interest expense and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment operating income should be examined in conjunction with net income (loss) as presented in our accompanying consolidated financial statements.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, receivable from our transfer agent, real estate and escrow deposits, deferred financing costs and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Assisted Living Facilities	Year Ended December 31, 2012
Revenue:
Real estate revenue	$49,981,000	$37,432,000	$12,280,000	$1,035,000	$100,728,000
Expenses:
Rental expenses	16,666,000	2,853,000	1,516,000	96,000	21,131,000
Segment net operating income	$33,315,000	$34,579,000	$10,764,000	$939,000	$79,597,000
Expenses:
General and administrative					11,067,000
Subordinated distribution purchase					4,232,000
Acquisition related expenses					75,608,000
Depreciation and amortization					38,407,000
Loss from operations					(49,717,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(13,566,000)
Gain in fair value of derivative financial instruments					24,000
Interest income					15,000
Net loss					$(63,244,000)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Assisted Living Facilities	Year Ended December 31, 2011
Revenue:
Real estate revenue	$21,479,000	$11,327,000	$7,651,000	$—	$40,457,000
Expenses:
Rental expenses	6,575,000	1,030,000	725,000	—	8,330,000
Segment net operating income	$14,904,000	$10,297,000	$6,926,000	$—	$32,127,000
Expenses:
General and administrative					5,992,000
Acquisition related expenses					10,389,000
Depreciation and amortization					14,826,000
Income from operations					920,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(6,345,000)
Loss in fair value of derivative financial instruments					(366,000)
Interest income					17,000
Net loss					$(5,774,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Assisted Living Facilities	Year Ended December 31, 2010
Revenue:
Real estate revenue	$5,635,000	$1,363,000	$1,684,000	$—	$8,682,000
Expenses:
Rental expenses	2,003,000	79,000	119,000	—	2,201,000
Segment net operating income	$3,632,000	$1,284,000	$1,565,000	$—	$6,481,000
Expenses:
General and administrative					1,670,000
Acquisition related expenses					7,099,000
Depreciation and amortization					3,591,000
Loss from operations					(5,879,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(1,416,000)
Loss in fair value of derivative financial instruments					(143,000)
Interest income					15,000
Net loss					$(7,423,000)

Assets by reportable segments as of December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011
Medical office buildings	$677,444,000	$218,232,000
Skilled nursing facilities	374,773,000	151,081,000
Hospitals	190,289,000	77,081,000
Assisted living facilities	116,871,000	—
All other	95,252,000	52,758,000
Total assets	$1,454,629,000	$499,152,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate note receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate note receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate note receivable is secured by the property and there is a guarantee of completion agreement executed between the parent company of the borrower and us. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2012 and 2011, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of December 31, 2012, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Texas accounted for 12.9% of our annualized base rent, California accounted for

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.3% of our annualized base rent and Georgia accounted for 10.9% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Based on leases in effect as of December 31, 2012, our four reportable business segments, medical office buildings, skilled nursing facilities, hospitals and assisted living facilities, accounted for 49.4%, 29.5%, 14.6% and 6.5%, respectively, of our annualized base rent. As of December 31, 2012, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2012 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$15,818,000	13.1%	Southeastern SNF Portfolio	454,000	01/31/27
 __________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership give rise to potentially dilutive shares of our common stock. As of December 31, 2012, 2011 and 2010, there were 28,500 shares, 16,500 shares and 15,000 shares, respectively, of nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2012, 2011 and 2010, there were 42,900 units, 200 units and 200 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earning per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$33,058,000	$27,134,000	$21,807,000	$18,729,000
Expenses	(66,413,000)	(45,026,000)	(19,844,000)	(19,162,000)
(Loss) income from operations	(33,355,000)	(17,892,000)	1,963,000	(433,000)
Other expense	(3,739,000)	(3,544,000)	(3,178,000)	(3,066,000)
Net loss	(37,094,000)	(21,436,000)	(1,215,000)	(3,499,000)
Less: Net income attributable to noncontrolling interests	(1,000)	(2,000)	—	—
Net loss attributable to controlling interest	$(37,095,000)	$(21,438,000)	$(1,215,000)	$(3,499,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.36)	$(0.27)	$(0.02)	$(0.07)
Weighted average number of common shares outstanding — basic and diluted	103,025,656	78,492,871	62,579,602	52,044,669

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues	$13,271,000	$12,504,000	$8,675,000	$6,007,000
Expenses	(10,184,000)	(9,693,000)	(13,785,000)	(5,875,000)
Income (loss) from operations	3,087,000	2,811,000	(5,110,000)	132,000
Other expense	(1,509,000)	(2,398,000)	(1,770,000)	(1,017,000)
Net income (loss)	1,578,000	413,000	(6,880,000)	(885,000)
Less: Net income attributable to noncontrolling interests	(1,000)	—	(1,000)	—
Net income (loss) attributable to controlling interest	$1,577,000	$413,000	$(6,881,000)	$(885,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.04	$0.01	$(0.27)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	44,569,470	34,644,097	25,543,273	18,144,696
22. Subsequent Events
Status of our Initial Offering
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, pursuant to our primary offering and 4,205,920 of our common stock, or $40,167,000, pursuant to the DRIP.
Status of our Follow-On Offering
On February 14, 2013, we commenced our follow-on offering of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. As

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 8, 2013, we had received and accepted subscriptions in our follow-on offering for 2,694,876 shares of our common stock, or $27,466,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In January 2013, we repurchased 279,992 shares of our common stock, for an aggregate amount of $2,700,000, under our share repurchase plan.
Executive Stock Purchase Plans
Effective January 1, 2013, Messrs. Hanson, Prosky and Streiff, Ms. Johnson, Mr. Oh and Ms. Lo each adopted the Executive Stock Purchase Plans whereby each executive has irrevocably agreed to invest all or a portion of their net after-tax base salary compensation (and, with respect to Messrs. Hanson, Prosky and Streiff, any bonus cash compensation) as employees of American Healthcare Investors that is paid on or after January 4, 2013 directly into our company by purchasing shares of our common stock on a regular basis, corresponding to regular payroll periods and, with respect to Messrs. Hanson, Prosky and Streiff, the payment of any bonus cash compensation. Pursuant to the Executive Stock Purchase Plans, Mr. Hanson, Mr. Prosky and Mr. Streiff have agreed to invest 100%, 50.0% and 50.0%, respectively, of their net after-tax salary and bonus cash compensation as employees of American Healthcare Investors beginning with the regularly scheduled payroll payment on January 4, 2013, and Ms. Johnson, Mr. Oh and Ms. Lo have agreed to invest 15.0%, 15.0%, and 10.0%, respectively, of their net after-tax base salaries as employees of American Healthcare Investors into shares of our common stock beginning with the regularly scheduled payroll payment on January 4, 2013. The Executive Stock Purchase Plans each terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. The shares of our common stock were and will continue to be purchased pursuant to our offerings at the public offering price per share, net of any selling commissions or dealer manager fee, which represents a current price of $9.20 per share.
Property Acquisitions
Subsequent to December 31, 2012, we completed two acquisitions comprising five buildings from unaffiliated parties. The aggregate purchase price of these properties was $46,800,000 and we paid $1,217,000 in acquisition fees to our advisor entities or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to December 31, 2012:

Property(1)	Location	Type	Date Acquired	Purchase Price	Line of Credit(2)	Acquisition Fee(3)
A & R Medical Office Building Portfolio	Ruston, LA; and Abilene, TX	Medical Office	02/20/13	$31,750,000	$29,000,000	$826,000
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	02/28/13	15,050,000	15,000,000	391,000
Total				$46,800,000	$44,000,000	$1,217,000
______________

(1)	We own 100% of our properties acquired in 2013.

(2)	Represents borrowings under the unsecured line of credit at the time of acquisition. We periodically advance funds and pay down the unsecured line of credit as needed.

(3)
Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2012

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Lacombe Medical Office Building (Medical Office)	Lacombe, LA	$—		$409,000	$5,438,000	$(121,000)	$409,000	$5,317,000	$5,726,000	$(505,000)	2004	03/05/10
Center for Neurosurgery and Spine (Medical Office)	Sartell, MN	2,731,000		319,000	4,689,000	6,000	319,000	4,695,000	5,014,000	(641,000)	2006	03/31/10
Parkway Medical Center (Medical Office)	Beachwood, OH	5,450,000	(c)	1,320,000	7,192,000	316,000	1,320,000	7,508,000	8,828,000	(677,000)	1972/1987	04/12/10
Highlands Ranch Medical Pavilion (Medical Office)	Highlands Ranch, CO	—		1,234,000	5,444,000	99,000	1,234,000	5,543,000	6,777,000	(997,000)	1999	04/30/10
Muskogee Long-Term Acute Care Hospital (Hospital)	Muskogee, OK	6,932,000		379,000	8,314,000	300,000	379,000	8,614,000	8,993,000	(809,000)	2006	05/27/10
St. Vincent Medical Office Building (Medical Office)	Cleveland, OH	5,050,000	(c)	1,568,000	6,746,000	195,000	1,568,000	6,941,000	8,509,000	(403,000)	1985	06/25/10
Livingston Medical Arts Pavilion (Medical Office)	Livingston, TX	—		—	4,976,000	(90,000)	—	4,886,000	4,886,000	(880,000)	2007	06/28/10
Pocatello East Medical Office Building (Medical Office)	Pocatello, ID	7,594,000		—	14,319,000	2,847,000	—	17,166,000	17,166,000	(1,240,000)	2007	07/27/10

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Monument Long-Term Acute Care Hospital Portfolio (Hospital)		$24,134,000		$—	$—	$—	$—	$—	$—	$—
	Cape Girardeau, MO	(d)		799,000	6,268,000	—	799,000	6,268,000	7,067,000	(525,000)	2006	08/12/10
	Joplin, MO	(d)		995,000	6,908,000	1,000	995,000	6,909,000	7,904,000	(605,000)	2007	08/31/10
	Athens, GA	(d)		1,978,000	8,889,000	90,000	1,978,000	8,979,000	10,957,000	(675,000)	2008	10/29/10
	Columbia, MO	(d)		1,433,000	9,607,000	—	1,433,000	9,607,000	11,040,000	(626,000)	2009	01/31/11
Virginia Skilled Nursing Facility Portfolio (Skilled Nursing)	Charlottesville, VA	—		829,000	9,175,000	—	829,000	9,175,000	10,004,000	(701,000)	2004	09/16/10
	Bastian, VA	—		217,000	2,546,000	505,000	217,000	3,051,000	3,268,000	(281,000)	1989	09/16/10
	Lebanon, VA	—		359,000	3,917,000	66,000	359,000	3,983,000	4,342,000	(319,000)	1990	09/16/10
	Fincastle, VA	—		302,000	3,147,000	45,000	302,000	3,192,000	3,494,000	(307,000)	1990	09/16/10
	Low Moor, VA	—		655,000	6,817,000	87,000	655,000	6,904,000	7,559,000	(489,000)	1989	09/16/10
	Midlothian, VA	—		1,840,000	9,991,000	—	1,840,000	9,991,000	11,831,000	(736,000)	1991	09/16/10
	Hot Springs, VA	—		203,000	2,116,000	201,000	203,000	2,317,000	2,520,000	(230,000)	1990	09/16/10
Sylva Medical Office Building (Medical Office)	Sylva, NC	—		—	9,116,000	913,000	—	10,029,000	10,029,000	(628,000)	2010	11/15/10
Surgical Hospital of Humble (Hospital)	Humble, TX	6,550,000	(c)	719,000	10,413,000	—	719,000	10,413,000	11,132,000	(669,000)	2000/2010	12/10/10
Lawton Medical Office Building Portfolio (Medical Office)	Lawton, OK	6,970,000		—	8,440,000	597,000	—	9,037,000	9,037,000	(595,000)	1985/2008	12/22/10
Ennis Medical Office Building (Medical Office)	Ennis, TX	—		467,000	5,486,000	60,000	467,000	5,546,000	6,013,000	(427,000)	2008	12/22/10

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
St. Anthony North Medical Office Building (Medical Office)	Westminster, CO	$5,975,000	(c)	$—	$9,543,000	$15,000	$—	$9,558,000	$9,558,000	$(507,000)	2008	03/29/11
Loma Linda Pediatric Specialty Hospital (Hospital)	Loma Linda, CA	—		1,370,000	9,862,000	—	1,370,000	9,862,000	11,232,000	(641,000)	1950/1985/1991	03/31/11
Yuma Skilled Nursing Facility (Skilled Nursing)	Yuma, AZ	—		768,000	10,060,000	—	768,000	10,060,000	10,828,000	(412,000)	1964/2012	04/13/11
Hardy Oak Medical Office Building (Medical Office)	San Antonio, TX	5,080,000		814,000	6,184,000	1,000	814,000	6,185,000	6,999,000	(543,000)	2003	04/14/11
Lakewood Ranch Medical Office Building (Medical Office)	Bradenton, FL	—		—	10,324,000	140,000	—	10,464,000	10,464,000	(614,000)	2003	04/15/11
Dixie-Lobo Medical Office Building Portfolio (Medical Office)	Hope, AR	—		—	1,243,000	(58,000)	—	1,185,000	1,185,000	(71,000)	2003	05/12/11
	Lake Charles, LA	—		—	2,046,000	—	—	2,046,000	2,046,000	(136,000)	2001	05/12/11
	Carlsbad, NM	—		—	3,670,000	—	—	3,670,000	3,670,000	(223,000)	2002	05/12/11
	Hobbs, NM	—		—	1,913,000	—	—	1,913,000	1,913,000	(198,000)	2003	05/12/11
	Alice, TX	—		—	3,535,000	—	—	3,535,000	3,535,000	(251,000)	2001	05/12/11
	Lufkin, TX	—		—	2,294,000	—	—	2,294,000	2,294,000	(149,000)	2001	05/12/11
	Victoria, TX	—		—	4,313,000	—	—	4,313,000	4,313,000	(298,000)	1986/2003	05/12/11
	Wharton, TX	—		—	3,178,000	—	—	3,178,000	3,178,000	(191,000)	2001	05/12/11

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Milestone Medical Office Building Portfolio (Medical Office)	Jersey City, NJ	$16,000,000	$—	$21,551,000	$6,000	$—	$21,557,000	$21,557,000	$(1,099,000)	2010	05/26/11
	Benton, AR	—	—	6,400,000	281,000	—	6,681,000	6,681,000	(441,000)	1992/1999	05/26/11
	Benton, AR	—	—	966,000	—	—	966,000	966,000	(81,000)	1986	05/26/11
	Bryant, AR	—	495,000	3,827,000	—	495,000	3,827,000	4,322,000	(230,000)	1993/2006	05/26/11
Philadelphia SNF Portfolio (Skilled Nursing)	Philadelphia, PA	—	1,185,000	27,655,000	—	1,185,000	27,655,000	28,840,000	(1,536,000)	1975	06/30/11
	Philadelphia, PA	—	1,249,000	12,593,000	—	1,249,000	12,593,000	13,842,000	(673,000)	1900	06/30/11
	Philadelphia, PA	—	719,000	9,121,000	—	719,000	9,121,000	9,840,000	(492,000)	1977	06/30/11
	Philadelphia, PA	—	887,000	10,962,000	—	887,000	10,962,000	11,849,000	(608,000)	1975	06/30/11
	Philadelphia, PA	—	707,000	9,152,000	—	707,000	9,152,000	9,859,000	(563,000)	1978	06/30/11
Maxfield Medical Office Building (Medical Office)	Sarasota, FL	4,879,000	923,000	5,702,000	14,000	923,000	5,716,000	6,639,000	(405,000)	2001	07/11/11
	Lafayette, LA	—	1,184,000	9,322,000	—	1,184,000	9,322,000	10,506,000	(366,000)	2006	09/30/11
Sierra Providence East Medical Plaza I (Medical Office)	El Paso, TX	—	—	5,696,000	415,000	—	6,111,000	6,111,000	(256,000)	2008	12/22/11
Southeastern SNF Portfolio (Skilled Nursing)	Mobile, AL	4,971,000	335,000	7,323,000	—	335,000	7,323,000	7,658,000	(305,000)	1981	01/10/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
	Atlanta, GA	$11,797,000	$2,614,000	$17,233,000	$—	$2,614,000	$17,233,000	$19,847,000	$(640,000)	1970	01/10/12
	Covington, GA	11,174,000	1,419,000	13,562,000	—	1,419,000	13,562,000	14,981,000	(502,000)	1975/1988	01/10/12
	Gainesville, GA	6,977,000	1,163,000	8,979,000	—	1,163,000	8,979,000	10,142,000	(386,000)	1994	01/10/12
	Snellville, GA	13,258,000	2,992,000	16,694,000	—	2,992,000	16,694,000	19,686,000	(699,000)	1992	01/10/12
	Conyers, GA	7,960,000	3,512,000	17,485,000	—	3,512,000	17,485,000	20,997,000	(626,000)	1998	01/10/12
	Atlanta, GA	4,523,000	401,000	3,785,000	—	401,000	3,785,000	4,186,000	(148,000)	1962/1974	01/10/12
	Shreveport, LA	10,696,000	768,000	16,733,000	—	768,000	16,733,000	17,501,000	(609,000)	1972/1980	01/10/12
	Memphis, TN	6,684,000	1,341,000	11,906,000	—	1,341,000	11,906,000	13,247,000	(446,000)	1996	01/10/12
	Millington, TN	4,739,000	464,000	11,053,000	—	464,000	11,053,000	11,517,000	(372,000)	1991/1992	01/10/12
FLAGS MOB Portfolio (Medical Office)	Okatie, SC	7,662,000	—	7,475,000	263,000	—	7,738,000	7,738,000	(440,000)	1998	01/27/12
	Boynton, FL	4,084,000	—	5,302,000	93,000	—	5,395,000	5,395,000	(172,000)	2003	01/27/12
	Austell, GA	—	1,738,000	5,996,000	207,000	1,738,000	6,203,000	7,941,000	(316,000)	2000	01/27/12
	Tempe, AZ	5,307,000	—	6,531,000	(19,000)	—	6,512,000	6,512,000	(216,000)	1997	03/23/12
Spokane MOB (Medical Office)	Spokane, WA	14,214,000	—	29,875,000	14,000	—	29,889,000	29,889,000	(789,000)	2004	01/31/12
Centre Medical Plaza (Medical Office)	Chula Vista, CA	11,767,000	4,808,000	15,777,000	17,000	4,808,000	15,794,000	20,602,000	(416,000)	1976/2000	04/26/12
Gulf Plains MOB Portfolio (Medical Office)	Amarillo, TX	—	1,827,000	12,641,000	—	1,827,000	12,641,000	14,468,000	(350,000)	1997/2006	04/26/12
	Houston, TX	—	—	2,703,000	—	—	2,703,000	2,703,000	(76,000)	1966	04/26/12
Midwestern MOB Portfolio (Medical Office)	Champaign, IL	3,667,000	629,000	3,453,000	—	629,000	3,453,000	4,082,000	(84,000)	1995	05/22/12
	Lemont, IL	—	261,000	2,684,000	1,000	261,000	2,685,000	2,946,000	(112,000)	2001	05/22/12
	Naperville, IL	7,172,000	693,000	7,965,000	(2,000)	693,000	7,963,000	8,656,000	(112,000)	2004	07/19/12
	Urbana, IL	6,773,000	—	9,774,000	—	—	9,774,000	9,774,000	(115,000)	2002	08/14/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Texakana MOB (Medical Office)	Texakana, TX	$—		$435,000	$4,980,000	$5,000	$435,000	$4,985,000	$5,420,000	$(112,000)	2005	06/14/12
Greeley MOB (Medical Office)	Greeley, CO	6,600,000	(c)	1,256,000	9,456,000	—	1,256,000	9,456,000	10,712,000	(243,000)	1998/2003/2004	06/22/12
Columbia MOB (Medical Office)	Columbia, SC	3,450,000	(c)	675,000	4,885,000	4,000	675,000	4,889,000	5,564,000	(133,000)	1988	06/26/12
Ola Nalu MOB Portfolio (Medical Office)	Warsaw, IL	—		—	5,107,000	7,000	—	5,114,000	5,114,000	(80,000)	2006	06/29/12
	Huntsville, AL	4,667,000	(c)	—	6,757,000	—	—	6,757,000	6,757,000	(128,000)	2005	06/29/12
	Trinity, FL	—		470,000	4,490,000	(8,000)	470,000	4,482,000	4,952,000	(76,000)	2006	07/12/12
	Rockwall, TX	11,043,000	(c)	1,936,000	16,449,000	53,000	1,936,000	16,502,000	18,438,000	(335,000)	2005	06/29/12
	San Angelo, TX	—		—	3,890,000	—	—	3,890,000	3,890,000	(61,000)	2005	06/29/12
	San Angelo, TX	—		—	3,713,000	—	—	3,713,000	3,713,000	(71,000)	2006	06/29/12
	Schertz, TX	—		457,000	2,583,000	—	457,000	2,583,000	3,040,000	(59,000)	2005	06/29/12
	Hilo, HI	—		588,000	8,185,000	—	588,000	8,185,000	8,773,000	(125,000)	1996	06/29/12
	Las Vegas, NM	—		—	3,327,000	3,000	—	3,330,000	3,330,000	(53,000)	2005	06/29/12
Silver Star MOB Portfolio (Medical Office)	Desoto, TX	—		917,000	6,143,000	—	917,000	6,143,000	7,060,000	(78,000)	2012	09/05/12
	Frisco, TX	—		894,000	12,336,000	277,000	894,000	12,613,000	13,507,000	(118,000)	2007	09/27/12
	Killeen, TX	—		265,000	1,428,000	—	265,000	1,428,000	1,693,000	(25,000)	1988/2008	07/19/12
	Rowlett, TX	—		553,000	1,855,000	—	553,000	1,855,000	2,408,000	(41,000)	2005	07/19/12
	Temple, TX	—		632,000	5,720,000	—	632,000	5,720,000	6,352,000	(92,000)	1974	07/19/12
Shelbyville MOB (Medical Office)	Shelbyville, TN	—		—	5,519,000	—	—	5,519,000	5,519,000	(97,000)	2008	07/26/12
Jasper MOB (Medical Office)	Jasper, GA	6,253,000	(e)	502,000	3,366,000	—	502,000	3,366,000	3,868,000	(34,000)	2003	09/27/12
	Jasper, GA	—	(e)	502,000	3,376,000	—	502,000	3,376,000	3,878,000	(33,000)	2003	09/27/12
	Jasper, GA	—	(e)	502,000	3,552,000	—	502,000	3,552,000	4,054,000	(66,000)	2011	08/08/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Pacific Northwest Senior Care Portfolio (Skilled Nursing and Assisted Living)	Corvallis, OR	$—	$625,000	$4,569,000	$—	$625,000	$4,569,000	$5,194,000	$(52,000)	1995	08/24/12
	Bend, OR	—	643,000	4,429,000	—	643,000	4,429,000	5,072,000	(48,000)	1948/1970/1977	08/24/12
	Prineville, OR	—	316,000	4,415,000	—	316,000	4,415,000	4,731,000	(45,000)	1999	08/24/12
	Prineville, OR	—	505,000	1,673,000	—	505,000	1,673,000	2,178,000	(20,000)	1967/1969	08/24/12
	Redmond, OR	—	181,000	4,862,000	—	181,000	4,862,000	5,043,000	(49,000)	1994	08/24/12
	Redmond, OR	—	383,000	2,147,000	—	383,000	2,147,000	2,530,000	(24,000)	1948	08/24/12
	Salem, OR	—	537,000	2,694,000	—	537,000	2,694,000	3,231,000	(33,000)	1988/1992	08/24/12
	Grants Pass, OR	—	152,000	1,396,000	—	152,000	1,396,000	1,548,000	(14,000)	1963	08/24/12
	Bend, OR	—	264,000	7,546,000	—	264,000	7,546,000	7,810,000	(75,000)	1995	08/24/12
	Bend, OR	—	285,000	2,024,000	—	285,000	2,024,000	2,309,000	(25,000)	1968	08/24/12
	North Bend, WA	—	502,000	2,668,000	—	502,000	2,668,000	3,170,000	(27,000)	1959	08/24/12
	Olympia, WA	—	301,000	2,090,000	—	301,000	2,090,000	2,391,000	(22,000)	1937/1994/1996	08/24/12
	Tacoma, WA	—	1,564,000	7,114,000	—	1,564,000	7,114,000	8,678,000	(88,000)	1976/1987/1988	08/24/12
East Tennessee MOB Portfolio (Medical Office)	Knoxville, TN	—	2,208,000	21,437,000	—	2,208,000	21,437,000	23,645,000	(242,000)	2009	09/14/12
	Knoxville, TN	—	2,962,000	17,614,000	—	2,962,000	17,614,000	20,576,000	(208,000)	2009	09/14/12
Los Angeles Hospital Portfolio (Hospital)	Los Angeles, CA	—	3,058,000	15,871,000	—	3,058,000	15,871,000	18,929,000	(130,000)	1942-1974	09/27/12
	Gardena, CA	—	5,368,000	30,666,000	—	5,368,000	30,666,000	36,034,000	(250,000)	1966	09/27/12
	Norwalk, CA	—	4,911,000	12,890,000	—	4,911,000	12,890,000	17,801,000	(114,000)	1957-1995	09/27/12
Bellaire Hospital (Hospital)	Houston, TX	—	2,955,000	15,433,000	—	2,955,000	15,433,000	18,388,000	(112,000)	1962/1972	11/09/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Massachusetts Senior Care Portfolio (Skilled Nursing and Assisted Living)	Dalton, MA	$—	$1,592,000	$8,061,000	$—	$1,592,000	$8,061,000	$9,653,000	$(20,000)	1966	12/10/12
	Hyde Park, MA	—	915,000	2,884,000	—	915,000	2,884,000	3,799,000	(9,000)	1958	12/10/12
	Dalton, MA	—	1,414,000	6,433,000	—	1,414,000	6,433,000	7,847,000	(23,000)	1906/2002	12/10/12
St. Petersburg Medical Office Building (Medical Office)	St. Petersburg, FL	—	—	8,379,000	—	—	8,379,000	8,379,000	—	2004	12/20/12
Bessemer Medical Office Building (Medical Office)	Bessemer, AL	—	—	19,150,000	—	—	19,150,000	19,150,000	—	2006	12/20/12
Santa Rosa Medical Office Building (Medical Office)	Santa Rosa, CA	—	1,366,000	11,863,000	715,000	1,366,000	12,578,000	13,944,000	—	1983	12/20/12
North Carolina ALF Portfolio (Assisted Living)	Fayetteville, NC	—	1,217,000	10,243,000	—	1,217,000	10,243,000	11,460,000	—	2009	12/21/12
	Fuquay-Varina, NC	—	1,795,000	15,349,000	—	1,795,000	15,349,000	17,144,000	—	2010	12/21/12
	Knightdale, NC	—	2,206,000	13,499,000	—	2,206,000	13,499,000	15,705,000	—	2010	12/21/12
	Lincolnton, NC	—	1,752,000	14,827,000	—	1,752,000	14,827,000	16,579,000	—	2008	12/21/12
	Monroe, NC	—	1,427,000	14,772,000	—	1,427,000	14,772,000	16,199,000	—	2009	12/21/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(g)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (f)	Accumulated Depreciation (h)(i)	Date of Construction	Date Acquired
Falls of Neuse Raleigh Medical Office Building (Medical Office)	Raleigh, NC	$—	$—	$17,454,000	$—	—	$17,454,000	$17,454,000	$—	2006	12/31/12
Central Indiana MOB Portfolio (Medical Office)	Indianapolis, IN	—	565,000	3,028,000	—	565,000	3,028,000	3,593,000	—	1978	12/31/12
	Indianapolis, IN	—	854,000	5,763,000	11,000	854,000	5,774,000	6,628,000	—	1991	12/31/12
	Indianapolis, IN	—	820,000	5,656,000	—	820,000	5,656,000	6,476,000	—	2006	12/31/12
	Carmel, IN	5,462,000	418,000	6,572,000	—	418,000	6,572,000	6,990,000	—	2003	12/31/12
	Lafayette, IN	—	799,000	4,975,000	—	799,000	4,975,000	5,774,000	—	2009	12/31/12
		$278,245,000	$106,735,000	$1,033,558,000	$8,572,000	$106,735,000	$1,042,130,000	$1,148,865,000	$(36,570,000)
 ________________

(a)	We own 100% of our properties, except for Pocatello East Medical Office Building, of which we own 98.75%.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

(c)	Each of these eight mortgage loans are cross-collateralized in the aggregate principal amount of $48,785,000 as of December 31, 2012.

(d)	As of December 31, 2012, a mortgage loan payable in the amount of $24,134,000 was secured by Monument LTACH Portfolio.

(e)	Jasper MOB consists of three medical office buildings. As of December 31, 2012, a mortgage loan payable in the amount of $6,253,000 was secured by the two of the medical office buildings.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2012

(f)	The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 are as follows:

Amount
Balance as of December 31, 2009	$—
Acquisitions	164,939,000
Additions	466,000
Dispositions	—
Balance as of December 31, 2010	$165,405,000
Acquisitions	212,453,000
Additions	3,448,000
Dispositions	(71,000)
Balance as of December 31, 2011	$381,235,000
Acquisitions	762,901,000
Additions	5,203,000
Dispositions	(474,000)
Balance as of December 31, 2012	$1,148,865,000

(g)	For federal income tax purposes, the aggregate cost of our properties is $1,383,634,000.

(h)	The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

Amount
Balance as of December 31, 2009	$—
Additions	(2,070,000)
Dispositions	—
Balance as of December 31, 2010	$(2,070,000)
Additions	(9,919,000)
Dispositions	71,000
Balance as of December 31, 2011	$(11,918,000)
Additions	(24,958,000)
Dispositions	306,000
Balance as of December 31, 2012	$(36,570,000)

(i)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from two months to 22 years. Furniture, fixtures and equipment is depreciated over the estimated useful life ranging from five years to 10 years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT II, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
Jeffrey T. Hanson

Date: March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
	Jeffrey T. Hanson	(principal executive officer)

Date: March 15, 2013

By	/s/ SHANNON K S JOHNSON	Chief Financial Officer
	Shannon K S Johnson	(principal financial officer and principal accounting officer)

Date: March 15, 2013

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 15, 2013

By	/s/ PATRICK R. LEARDO	Director
Patrick R. Leardo

Date: March 15, 2013

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 15, 2013

By	/s/ GARY E. STARK	Director
Gary E. Stark

Date: March 15, 2013

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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.7
Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1
Third Amended and Restated Escrow Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit A to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit B to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.4
Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit C to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP (included as Exhibit 10.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

10.2
Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Griffin-American Healthcare REIT Advisor, LLC, dated November 7, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 9, 2011 and incorporated herein by reference)

10.3
Amendment to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP, dated January 4, 2012 (included as Exhibit 10.224 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

10.4
Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

10.5
Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)

10.6
Letter Agreement by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and Falligant Avenue Associates, L.P., Ivan Associates, L.P., McGee Road Associates, L.P., Powder Springs Road Associates, L.P., Red River Associates, L.P., San Alejandro Associates, L.P., San Carlos Associates, L.P., Tennessee Property Associates, L.P., West Point Road Associates, L.P., West Street Associates, L.P., LTC Consulting, L.P., Congress Street Partners, L.P., England Associates, L.P., Pharr Court Associates, L.P., Irving Place Associates, L.P., Hamilton Mill Associates, L.P., Facility Investments, L.P., South Parkway Associates, L.P., Wellington Healthcare Properties, L.P., Riverside Healthcare, L.P. and Wellington Healthcare Services, L.P., dated January 10, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.7
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.8
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.9
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.10
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.5 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.11
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.6 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.12
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.7 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.13
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.8 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.14
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.9 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.15
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.10 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.16
Partial Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions entered into January 10, 2012, by and between G&E HC REIT II Southeastern SNF Portfolio, LLC and G&E HC REIT II Mobile SNF, LLC (included as Exhibit 10.11 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.17
Limited Warranty Deed entered into as of January 10, 2012, by and between Falligant Avenue Associates, L.P. and G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.12 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.18
Limited Warranty Deed entered into as of January 10, 2012, by and between West Street Associates, L.P. and G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.13 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.19
Limited Warranty Deed entered into as of January 10, 2012, by and between McGee Road Associates, L.P. and G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.14 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.20
Limited Warranty Deed entered into as of January 10, 2012, by and between San Alejandro Associates, L.P. and G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.15 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.21
Limited Warranty Deed entered into as of January 10, 2012, by and between San Carlos Associates, L.P. and G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.16 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.22
Limited Warranty Deed entered into as of January 10, 2012, by and between Powder Springs Road Associates, L.P. and G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.17 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.23
Special Warranty Deed dated January 10, 2012, granted by West Point Associates, L.P. to G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.18 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.24
Special Warranty Deed dated January 10, 2012, granted by Tennessee Property Associates, L.P. to G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.19 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.25
Special Warranty Deed and Limited Warranty of Title dated January 10, 2012, granted by Red River Associates, L.P. and G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.20 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.26
Special Warranty Deed dated January 10, 2012, granted by Ivan Associates, L.P. to G&E HC REIT II Seabreeze SNF, LLC (included as Exhibit 10.21 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.27
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Falligant Avenue Associates, L.P. and LTC Consulting, L.P. in favor of G&E HC REIT II Rockdale SNF, LLC (included as Exhibit 10.22 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.28
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by West Street Associates, L.P. and Riverside Healthcare, L.P. in favor of G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.23 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.29
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by McGee Road Associates, L.P. and England Associates, L.P. in favor of G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.24 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.30
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by San Alejandro Associates, L.P. and Hamilton Mill Associates, L.P. in favor of G&E HC REIT II Gainesville SNF, LLC (included as Exhibit 10.25 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.31
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by San Carlos Associates, L.P. and Facility Investments, L.P. in favor of G&E HC REIT II Westminster SNF, LLC (included as Exhibit 10.26 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.32
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Powder Springs Road Associates, L.P. and Pharr Court Associates, L.P. in favor of G&E HC REIT II Buckhead SNF, LLC (included as Exhibit 10.27 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.33
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Tennessee Property Associates, L.P. and South Parkway Associates, L.P. in favor of G&E HC REIT II Memphis SNF, LLC (included as Exhibit 10.28 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.34
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by West Point Road Associates, L.P. and Wellington Healthcare Properties, L.P. in favor of G&E HC REIT II Millington SNF, LLC (included as Exhibit 10.29 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.35
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Red River Associates, L.P. and Irving Place Associates, L.P. in favor of G&E HC REIT II Shreveport SNF, LLC (included as Exhibit 10.30 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.36
Blanket Conveyance, Bill of Sale and Assignment made as of January 10, 2012 by Ivan Associates, L.P. and Congress Street Partners, L.P. in favor of G&E HC REIT II Mobile SNF, LLC (included as Exhibit 10.31 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.37
Master Lease by and between G&E HC REIT II Rockdale SNF, LLC, G&E HC REIT II Mobile SNF, LLC, G&E HC REIT II Buckhead SNF, LLC, G&E HC REIT II Shreveport SNF, LLC, G&E HC REIT II Gainesville SNF, LLC, G&E HC REIT II Westminster SNF, LLC, G&E HC REIT II Memphis SNF, LLC, G&E HC REIT II Millington SNF, LLC, and G&E HC REIT II Covington SNF, LLC, as Landlord, and Warsaw, L.P., as Tenant, dated as of January 10, 2012 (included as Exhibit 10.32 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.38
Lease Guaranty made effective as of January 10, 2012, by each of Wellington Healthcare Services, L.P. and Bombay Lane, L.P., in favor of (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC, (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, and (ix) G&E HC REIT II Covington SNF, LLC (included as Exhibit 10.33 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.39
Lease Guaranty (Subtenants) made effective as of January 10, 2012, by and among (i) LTC Consulting, L.P., (ii) Congress Street Partners, L.P., (iii) Pharr Court Associates, L.P., (iv) Irving Place Associates, L.P, (v) Hamilton Mill Associates, L.P., (vi) Facility Investments, L.P., (vii) South Parkway Associates, L.P., (viii) Wellington Healthcare Properties, L.P., (ix) Riverside Healthcare, L.P., and (x) England Associates, L.P. in favor of: (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC, (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, (ix) G&E HC REIT II Covington SNF, LLC, and (x) G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.34 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.40
Lease Cross-Guaranty (Subtenants) made effective as of January 10, 2012, by and among (i) LTC Consulting, L.P., (ii) Congress Street Partners, L.P., (iii) Pharr Court Associates, L.P., (iv) Irving Place Associates, L.P, (v) Hamilton Mill Associates, L.P., (vi) Facility Investments, L.P., (vii) South Parkway Associates, L.P., (viii) Wellington Healthcare Properties, L.P., (ix) Riverside Healthcare, L.P., and (x) England Associates, L.P. in favor of: (i) G&E HC REIT II Rockdale SNF, LLC, (ii) G&E HC REIT II Mobile SNF, LLC, (iii) G&E HC REIT II Buckhead SNF, LLC, (iv) G&E HC REIT II Shreveport SNF, LLC, (v) G&E HC REIT II Gainesville SNF, LLC (vi) G&E HC REIT II Westminster SNF, LLC, (vii) G&E HC REIT II Memphis SNF, LLC, (viii) G&E HC REIT II Millington SNF, LLC, (ix) G&E HC REIT II Covington SNF, LLC, and (x) G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.35 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.41
Operating Lease by and between G&E HC REIT II Snellville SNF, LLC, as Landlord and England Associates, L.P., as Tenant, dated as of January 10, 2012 (included as Exhibit 10.36 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.42
Lease Guaranty made effective as of January 10, 2012 by each of Wellington Healthcare Services, L.P. and Bombay Lane, L.P. in favor of G&E HC REIT II Snellville SNF, LLC (included as Exhibit 10.37 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.43
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Falligant Avenue Associates, L.P., G&E HC REIT II Rockdale SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.38 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.44
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among West Street Associates, L.P., G&E HC REIT II Covington SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.39 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.45
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among San Alejandro Associates, L.P., G&E HC REIT II Gainesville SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.40 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.46
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among San Carlos Associates, L.P., G&E HC REIT II Westminster SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.41 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.47
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Powder Springs Road Associates, L.P., G&E HC REIT II Buckhead SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.42 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.48
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among West Point Road Associates, L.P., G&E HC REIT II Millington SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.43 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.49
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Tennessee Property Associates, L.P., G&E HC REIT II Memphis SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.44 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.50
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Red River Associates, L.P., G&E HC REIT II Shreveport SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.45 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.51
Assumption, Modification and Release Agreement made as of January 10, 2012, by and among Ivan Associates, L.P., G&E HC REIT II Moblie SNF, LLC, Capital Funding, LLC, and the Secretary of Housing and Urban Development (included as Exhibit 10.46 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.52
Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Rockdale SNF, LLC to Capital Funding, LLC (included as Exhibit 10.47 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.53
Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Covington SNF, LLC to Capital Funding, LLC (included as Exhibit 10.48 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.54
Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Gainesville SNF, LLC to Capital Funding, LLC (included as Exhibit 10.49 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.55
Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Westminster SNF, LLC to Capital Funding, LLC (included as Exhibit 10.50 to our Current Report on Form 8-K filed January 17, 2012 and incorporated herein by reference)

10.56
Allonge to Security Deed Note made as of January 10, 2012, by G&E HC REIT II Buckhead SNF, LLC to Capital Funding, LLC (included as Exhibit 10.51 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.57
Allonge to Deed of Trust Note made as of January 10, 2012, by G&E HC REIT II Memphis SNF, LLC to Capital Funding, LLC (included as Exhibit 10.52 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.58
Allonge to Deed of Trust Note made as of January 10, 2012, by G&E HC REIT II Millington SNF, LLC to Capital Funding, LLC (included as Exhibit 10.53 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.59
Allonge to Mortgage Note made as of January 10, 2012, by G&E HC REIT II Shreveport SNF, LLC to Capital Funding, LLC (included as Exhibit 10.54 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.60
Allonge to Mortgage Note made as of January 10, 2012, by G&E HC REIT II Mobile SNF, LLC to Capital Funding, LLC (included as Exhibit 10.55 to our Current Report on Form 8-K/A filed January 18, 2012 and incorporated herein by reference)

10.61
Indemnification Agreement by and between Griffin-American Healthcare REIT II, Inc. and Mathieu B. Streiff, effective as of May 14, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 16, 2012 and incorporated herein by reference)

10.62
Credit Agreement dated as of June 5, 2012, among Griffin-American Healthcare REIT II Holdings, LP, Griffin-American Healthcare REIT II, Inc., and Certain Subsidiaries, Bank of America, N.A., KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.63
Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.64
Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of KeyBank National Association (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.65
Revolving Note dated June 5, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of Comerica Bank (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 6, 2012 and incorporated herein by reference)

10.66
Revolving Note dated June 7, 2012, by Griffin-American Healthcare REIT II Holdings, LP in favor of RBS Citizens N.A. (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 8, 2012 and incorporated herein by reference)

10.67	Form of Subsidiary Guaranty Joinder Agreement for the Benefit of Lenders (included as Exhibit 10.1 to our Current Report on Form 8-K/A filed July 27, 2012 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT II, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.

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