Form 10-Q
period 2013-03-31
Griffin-American Healthcare REIT II, Inc.
filed 2013-05-10
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
___________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of May 3, 2013, there were 147,737,994 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31 2012
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate investments, net	$1,182,061,000	$1,112,295,000
Real estate note receivable, net	8,610,000	5,182,000
Cash and cash equivalents	17,547,000	94,683,000
Accounts and other receivables, net	6,086,000	6,920,000
Restricted cash	9,728,000	8,980,000
Real estate and escrow deposits	3,501,000	2,900,000
Identified intangible assets, net	213,856,000	204,147,000
Other assets, net	22,457,000	19,522,000
Total assets	$1,463,846,000	$1,454,629,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$296,620,000	$291,052,000
Line of credit	33,900,000	200,000,000
Accounts payable and accrued liabilities	20,704,000	20,030,000
Accounts payable due to affiliates	1,630,000	1,807,000
Derivative financial instruments	706,000	795,000
Identified intangible liabilities, net	6,231,000	5,156,000
Security deposits, prepaid rent and other liabilities	72,916,000	75,043,000
Total liabilities	432,707,000	593,883,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 133,421,194 and 113,199,988 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,334,000	1,132,000
Additional paid-in capital	1,195,613,000	1,010,152,000
Accumulated deficit	(166,324,000)	(150,977,000)
Total stockholders’ equity	1,030,623,000	860,307,000
Noncontrolling interests (Note 13)	516,000	439,000
Total equity	1,031,139,000	860,746,000
Total liabilities and equity	$1,463,846,000	$1,454,629,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Real estate revenue	$40,218,000	$18,729,000
Expenses:
Rental expenses	8,240,000	3,302,000
General and administrative	4,070,000	2,307,000
Acquisition related expenses	3,605,000	6,570,000
Depreciation and amortization	14,818,000	6,983,000
Total expenses	30,733,000	19,162,000
Income (loss) from operations	9,485,000	(433,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(4,077,000)	(3,065,000)
Gain (loss) in fair value of derivative financial instruments	89,000	(5,000)
Interest income	3,000	4,000
Net income (loss)	5,500,000	(3,499,000)
Less: income attributable to noncontrolling interests	(4,000)	—
Net income (loss) attributable to controlling interest	$5,496,000	$(3,499,000)
Net income (loss) per common share allocated to controlling interest — basic and diluted	$0.04	$(0.07)
Weighted average number of common shares outstanding — basic and diluted	124,240,955	52,044,669
Distributions declared per common share	$0.17	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$860,307,000	$439,000	$860,746,000
Issuance of common stock	19,457,984	195,000	198,273,000	—	198,468,000	—	198,468,000
Offering costs — common stock	—	—	(20,255,000)	—	(20,255,000)	—	(20,255,000)
Issuance of common stock under the DRIP	1,043,214	10,000	10,119,000	—	10,129,000	—	10,129,000
Repurchase of common stock	(279,992)	(3,000)	(2,697,000)	—	(2,700,000)	—	(2,700,000)
Amortization of nonvested common stock compensation	—	—	26,000	—	26,000	—	26,000
Issuance of limited partnership units	—	—	4,000	—	4,000	83,000	87,000
Offering costs — limited partnership units	—	—	(9,000)	—	(9,000)	—	(9,000)
Distributions to noncontrolling interests	—	—	—	—	—	(10,000)	(10,000)
Distributions declared	—	—	—	(20,843,000)	(20,843,000)	—	(20,843,000)
Net income	—	—	—	5,496,000	5,496,000	4,000	5,500,000
BALANCE — March 31, 2013	133,421,194	$1,334,000	$1,195,613,000	$(166,324,000)	$1,030,623,000	$516,000	$1,031,139,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE - December 31, 2011	48,869,669	$489,000	$435,252,000	$(38,384,000)	$397,357,000	$123,000	$397,480,000
Issuance of common stock	7,515,822	75,000	74,931,000		75,006,000		75,006,000
Offering costs — common stock	—	—	(8,109,000)	—	(8,109,000)	—	(8,109,000)
Issuance of common stock under the DRIP	408,019	4,000	3,872,000	—	3,876,000	—	3,876,000
Repurchase of common stock	(130,884)	(1,000)	(1,266,000)	—	(1,267,000)	—	(1,267,000)
Amortization of nonvested common stock compensation	—	—	17,000	—	17,000	—	17,000
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	—	(5,000)	(5,000)
Distributions declared	—	—	—	(8,472,000)	(8,472,000)	—	(8,472,000)
Net loss	—	—	—	(3,499,000)	(3,499,000)	—	(3,499,000)
BALANCE - March 31, 2012	56,662,626	$567,000	$504,697,000	$(50,355,000)	$454,909,000	$120,000	$455,029,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,500,000	$(3,499,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	15,386,000	7,540,000
Deferred rent	(2,694,000)	(1,408,000)
Stock based compensation	26,000	17,000
Acquisition fees paid in stock	139,000	99,000
Bad debt expense	105,000	—
Change in fair value of contingent consideration	458,000	(368,000)
Changes in fair value of derivative financial instruments	(89,000)	5,000
Changes in operating assets and liabilities:
Accounts and other receivables	(166,000)	501,000
Accounts receivable due from affiliate	—	121,000
Other assets	(536,000)	(252,000)
Accounts payable and accrued liabilities	(47,000)	291,000
Accounts payable due to affiliates	(32,000)	296,000
Security deposits, prepaid rent and other liabilities	(6,000)	(2,188,000)
Net cash provided by operating activities	18,044,000	1,155,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(86,179,000)	(114,259,000)
Advances on real estate note receivable	(3,385,000)	—
Closing costs on real estate note receivable	(84,000)	—
Capital expenditures	(425,000)	(836,000)
Restricted cash	(748,000)	(10,416,000)
Real estate and escrow deposits	(601,000)	5,450,000
Net cash used in investing activities	(91,422,000)	(120,061,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(1,135,000)	(659,000)
Borrowings under the lines of credit	77,900,000	154,570,000
Payments under the lines of credit	(244,000,000)	(126,635,000)
Proceeds from issuance of common stock	199,409,000	72,798,000
Deferred financing costs	(69,000)	(1,096,000)
Contingent consideration related to acquisition of real estate	(1,047,000)	(781,000)
Repurchase of common stock	(2,700,000)	(1,267,000)
Contribution from noncontrolling interest to our operating partnership	—	2,000
Distributions to noncontrolling interests	(7,000)	(5,000)
Security deposits	(1,979,000)	2,000
Payments of offering costs — common stock	(20,517,000)	(8,331,000)
Payments of offering costs — limited partnership units	(70,000)	—
Distributions paid	(9,543,000)	(4,160,000)
Net cash (used in) provided by financing activities	(3,758,000)	84,438,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(77,136,000)	(34,468,000)
CASH AND CASH EQUIVALENTS — Beginning of period	94,683,000	44,682,000
CASH AND CASH EQUIVALENTS — End of period	$17,547,000	$10,214,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012 — (Continued)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,911,000	$2,124,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,096,000	$602,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivable	$—	$32,000
Other assets	$124,000	$57,000
Mortgage loans payable, net	$7,088,000	$125,969,000
Accounts payable and accrued liabilities	$476,000	$315,000
Security deposits, prepaid rent and other liabilities	$332,000	$6,593,000
Financing Activities:
Issuance of common stock under the DRIP	$10,129,000	$3,876,000
Distributions declared but not paid	$7,562,000	$3,075,000
Distributions declared but not paid — limited partnership units	$3,000	$—
Issuance of limited partnership units	$87,000	$—
Accrued offering costs	$142,000	$94,000
Accrued offering costs — limited partnership units	$3,000	$—
Receivable from transfer agent	$2,345,000	$1,898,000
Accrued deferred financing costs	$27,000	$81,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
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
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, and a total of $40,167,000 in distributions were reinvested and 4,205,920 shares of our common stock were issued pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. As of March 31, 2013, we had received and accepted subscriptions in our follow-on offering for 6,448,905 shares of our common stock, or $65,721,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of March 31, 2013, we had completed 54 acquisitions comprising 153 buildings and approximately 5,958,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,417,536,000.
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
Basis of Presentation

Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2013 and December 31, 2012, we own greater than a 99.96% general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of March 31, 2013 and December 31, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On December 31, 2012, eight investors contributed their interests in two properties in exchange for 42,700 limited partnership units in our operating partnership. On March 28, 2013, one investor contributed his interest in one property in exchange for 9,200 limited partnership units in our operating partnership. As of March 31, 2013 and December 31, 2012, collectively, these 51,900 and 42,700 limited partnership units, respectively, represent less than a 0.04% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of March 31, 2013 and December 31, 2012, we had $81,000 and $78,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended March 31, 2013 and 2012, $91,000 and $0, respectively, of our receivables were directly written off to bad debt expense. For the three months ended March 31, 2013 and 2012, $36,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. As of March 31, 2013 and December 31, 2012, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended March 31, 2013 and 2012, $11,000 and $0, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Contingent Consideration

As of March 31, 2013 and December 31, 2012, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets is $59,615,000 and $60,204,000, respectively, of contingent consideration obligations in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the three months ended March 31, 2013 and 2012, we recorded a net (loss) gain on the change in fair value of contingent consideration of $(458,000) and $368,000, respectively, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of March 31, 2013, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.

See Note 16, Segment Reporting, for a further discussion.
Reclassifications
Deferred rent for the three months ended March 31, 2012 has been reclassified on our accompanying condensed consolidated statements of cash flows to conform to the current year presentation. This reclassification has no effect on cash flows provided by operating activities.
Recently Issued Accounting Pronouncements
All recently issued accounting pronouncements that are effective after March 31, 2013 are not expected to have a material effect on our consolidated financial statements.
3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Building and improvements	$1,110,714,000	$1,039,461,000
Land	115,062,000	106,735,000
Furniture, fixtures and equipment	2,669,000	2,669,000
	1,228,445,000	1,148,865,000
Less: accumulated depreciation	(46,384,000)	(36,570,000)
	$1,182,061,000	$1,112,295,000
Depreciation expense for the three months ended March 31, 2013 and 2012 was $9,901,000 and $4,771,000, respectively. In addition to the acquisitions discussed below, for the three months ended March 31, 2013 and 2012, we had capital expenditures of $455,000 and $806,000, respectively, on our medical office buildings, $0 and $236,000, respectively, on our skilled nursing facilities and $3,000 and $0, respectively, on our assisted living facilities. We did not have any capital expenditures on our hospitals for the three months ended March 31, 2013 and 2012.
Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2013
For the three months ended March 31, 2013, we completed six acquisitions comprising 10 buildings from unaffiliated parties. The aggregate purchase price of these properties was $92,940,000 and we incurred $2,417,000 to our advisor entities and their affiliates in acquisition fees in connection with these acquisitions. The following is a summary of our acquisitions for the three months ended March 31, 2013:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Issuance of Limited Partnership Units(4)	Acquisition Fee(5)
A & R Medical Office Building Portfolio	Ruston, LA; and Abilene, TX	Medical Office	02/20/13	$31,750,000	$—	$29,000,000	$—	$826,000
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	02/28/13	15,050,000	—	15,000,000	—	391,000
St. Anthony North Denver MOB II	Westminster, CO	Medical Office	03/22/13	4,100,000	—	—	—	107,000
Eagles Landing GA MOB	Stockbridge, GA	Medical Office	03/28/13	12,400,000	—	12,300,000	—	322,000
Eastern Michigan MOB Portfolio	Novi and West Bloomfield, MI	Medical Office	03/28/13	21,600,000	—	21,600,000	—	562,000
Riverview Medical Arts Building(6)	North Noblesville, IN	Medical Office	03/28/13	8,040,000	6,317,000	—	87,000	209,000
Total				$92,940,000	$6,317,000	$77,900,000	$87,000	$2,417,000
___________

(1)	We own 100% of our properties acquired in 2013.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our unsecured revolving line of credit, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our unsecured revolving line of credit as needed. See Note 9, Line of Credit, for a further discussion.

(4)	Represents the value of our operating partnership's units issued as part of the consideration paid to acquire the property.

(5)
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

(6)	On March 28, 2013, we purchased Riverview Medical Arts Building, which is the sixth building of the Central Indiana MOB Portfolio.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee(4)
Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	$166,500,000	$83,159,000	$58,435,000	$4,579,000
FLAGS MOB Portfolio	Boynton, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	33,800,000	17,354,000	15,600,000	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	32,500,000	14,482,000	19,000,000	845,000
Total				$232,800,000	$114,995,000	$93,035,000	$6,303,000

(1)	We own 100% of our properties acquired in 2012.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

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

4. Real Estate Note Receivable, Net

On October 5, 2012, we entered into a loan agreement to loan up to $12,100,000 to Medistar Murray LTACH, LLC, an unaffiliated third party, or the borrower, which is secured by Salt Lake City LTACH, or the Salt Lake City Note. The purpose of the Salt Lake City Note is to provide the borrower with construction financing which will be used to complete the construction of Salt Lake City LTACH. The Salt Lake City Note requires interest only payments payable monthly, in arrears, beginning on November 1, 2012 and continuing on the first day of each month thereafter through and including October 1, 2013. The Salt Lake City Note matures on October 5, 2013 when all unpaid principal, plus accrued and unpaid interest, is due in full. The Salt Lake City Note may be extended by one six-month period at our discretion and the payment of a 1.00% extension fee. Advances under the Salt Lake City Note bear interest at a per annum rate equal to the prime rate as published in the Wall Street Journal for such day plus 2.00%, subject to a minimum interest rate floor of 5.25% per annum. As of March 31, 2013 and December 31, 2012, the per annum rate in effect under the Salt Lake City Note was 5.25%. The Salt Lake City Note may be applied to the purchase price as part of the subsequent acquisition of the property by us. We incurred to our advisor entities and their affiliates, as compensation for services rendered in connection with the Salt Lake City Note, an acquisition fee of 2.00%, or $172,000, of the total amount advanced through March 31, 2013 under the Salt Lake City Note. As of March 31, 2013 and

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

December 31, 2012, advances outstanding under the Salt Lake City Note totaled $8,598,000 and $5,213,000, respectively, and $3,502,000 and $6,887,000, respectively, remained available.
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
Real estate note receivable, net consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Real estate note receivable	$8,598,000	$5,213,000
Unamortized closing costs and origination fees, net	12,000	(31,000)
Real estate note receivable, net	$8,610,000	$5,182,000
The following shows the change in the carrying amount of the real estate note receivable for the three months ended March 31, 2013:

Amount
Real estate note receivable, net — December 31, 2012	$5,182,000
Additions:
Advances on real estate receivable	3,385,000
Closing costs and origination fees, net	68,000
Deductions:
Amortization of closing costs and origination fees	(25,000)
Real estate note receivable, net — March 31, 2013	$8,610,000

Amortization expense on closing costs and origination fees for the three months ended March 31, 2013 was recorded against real estate revenue in our accompanying condensed consolidated statements of operations. We did not record any amortization expense on closing costs and origination fees for the three months ended March 31, 2012.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2013 and December 31 2012:

	March 31,	December 31,
	2013	2012
Tenant relationships, net of accumulated amortization of $5,981,000 and $4,662,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 20.1 years and 20.5 years as of March 31, 2013 and December 31, 2012, respectively)	$96,356,000	$88,304,000
In place leases, net of accumulated amortization of $14,339,000 and $11,532,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 10.3 years and 10.6 years as of March 31, 2013 and December 31, 2012, respectively)	90,851,000	88,110,000
Leasehold interests, net of accumulated amortization of $470,000 and $400,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 62.9 years and 63.1 years as of March 31, 2013 and December 31, 2012, respectively)	15,621,000	15,690,000
Above market leases, net of accumulated amortization of $2,257,000 and $1,805,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 7.1 years and 9.4 years as of March 31, 2013 and December 31, 2012, respectively)	10,285,000	11,190,000
Defeasible interest, net of accumulated amortization of $17,000 and $14,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 40.5 years and 40.8 years as of March 31, 2013 and December 31, 2012, respectively)	606,000	610,000
Master leases, net of accumulated amortization of $680,000 and $616,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 0.5 years and 0.6 years as of March 31, 2013 and December 31, 2012, respectively)	137,000	243,000
	$213,856,000	$204,147,000

Amortization expense for the three months ended March 31, 2013 and 2012 was $5,500,000 and $2,472,000, respectively, which included $558,000 and $217,000, respectively, of amortization recorded against real estate revenue for above market leases and $70,000 and $59,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets is 18.5 and 18.9 years as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$16,683,000
2014	19,287,000
2015	17,562,000
2016	16,005,000
2017	14,762,000
Thereafter	129,557,000
$213,856,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred rent receivables	$12,902,000	$10,219,000
Deferred financing costs, net of accumulated amortization of $1,735,000 and $1,276,000 as of March 31, 2013 and December 31, 2012, respectively	5,804,000	6,234,000
Prepaid expenses and deposits	1,772,000	1,353,000
Lease commissions, net of accumulated amortization of $153,000 and $122,000 as of March 31, 2013 and December 31, 2012, respectively	1,979,000	1,716,000
	$22,457,000	$19,522,000

Amortization expense on lease commissions for the three months ended March 31, 2013 and 2012 was $45,000 and $16,000, respectively. Amortization expense on deferred financing costs for three months ended March 31, 2013 and 2012 was $459,000 and $472,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations.
Estimated amortization expense on deferred financing costs and lease commissions as of March 31, 2013 for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$1,548,000
2014	1,953,000
2015	1,183,000
2016	594,000
2017	455,000
Thereafter	2,050,000
$7,783,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $283,427,000 ($296,620,000, net of discount and premium) and $278,245,000 ($291,052,000, net of discount and premium) as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, we had 34 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.30% to 6.60% per annum and a weighted average effective interest rate of 4.80% per annum. As of March 31, 2013, we had $266,939,000 ($280,365,000, net of discount and premium) of fixed rate debt, or 94.2% of mortgage loans payable, at a weighted average effective interest rate of 4.93% per annum and $16,488,000 ($16,255,000, net of discount) of variable rate debt, or 5.8% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum.
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
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratio, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mortgage loans payable, net consisted of the following as of March 31, 2013 and December 31, 2012:

	Interest		March 31,	December 31,
Property	Rate(1)	Maturity Date	2013	2012
Fixed Rate Debt:
Pocatello East Medical Office Building	6.00%	10/01/20	$7,544,000	$7,594,000
Monument LTACH Portfolio	5.79%	05/27/18	23,954,000	24,134,000
Hardy Oak Medical Office Building	6.60%	10/10/16	5,054,000	5,080,000
Maxfield Medical Office Building	5.17%	02/28/15	4,835,000	4,879,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern SNF Portfolio (Bell Minor)	4.57%	08/01/40	6,945,000	6,977,000
Southeastern SNF Portfolio (Covington)	4.60%	08/01/40	11,124,000	11,174,000
Southeastern SNF Portfolio (Mobile)	4.60%	08/01/40	4,949,000	4,971,000
Southeastern SNF Portfolio (Shreveport)	4.60%	08/01/40	10,648,000	10,696,000
Southeastern SNF Portfolio (Westminster)	4.57%	08/01/40	4,503,000	4,523,000
Southeastern SNF Portfolio (Buckhead)	5.25%	03/01/45	11,762,000	11,797,000
Southeastern SNF Portfolio (Rockdale)	5.25%	03/01/45	7,936,000	7,960,000
Southeastern SNF Portfolio (Millington)	4.60%	08/01/45	4,723,000	4,739,000
Southeastern SNF Portfolio (Memphis)	4.57%	08/01/45	6,662,000	6,684,000
FLAGS MOB Portfolio (Okatie)	5.62%	07/01/14	7,618,000	7,662,000
FLAGS MOB Portfolio (Boynton)	6.31%	08/01/16	4,065,000	4,084,000
FLAGS MOB Portfolio (Tempe)	5.33%	08/01/15	5,277,000	5,307,000
Spokane MOB	5.59%	03/11/35	14,135,000	14,214,000
Centre Medical Plaza	5.95%	03/01/14	11,700,000	11,767,000
Midwestern MOB Portfolio (Champaign)	5.88%	05/11/21	3,653,000	3,667,000
Midwestern MOB Portfolio (Naperville)	5.91%	06/05/16	7,144,000	7,172,000
Midwestern MOB Portfolio (Urbana)	5.46%	06/01/15	6,738,000	6,773,000
Southeastern SNF Portfolio (Snellville)	2.48%	09/01/47	13,197,000	13,258,000
Jasper MOB Portfolio	6.10%	07/06/17	6,230,000	6,253,000
Surgical Hospital of Humble	3.65%	01/01/20	6,550,000	6,550,000
St. Anthony North Medical Office Building	3.65%	01/01/20	5,975,000	5,975,000
Parkway Medical Center	3.65%	01/01/20	5,450,000	5,450,000
St. Vincent Medical Office Building	3.65%	01/01/20	5,050,000	5,050,000
Greeley MOB	3.65%	01/01/20	6,600,000	6,600,000
Columbia MOB	3.65%	01/01/20	3,450,000	3,450,000
Ola Nalu MOB Portfolio (Rockwall)	3.65%	01/01/20	11,043,000	11,043,000
Ola Nalu MOB Portfolio (Huntsville)	3.65%	01/01/20	4,667,000	4,667,000
Central Indiana MOB Portfolio (Carmel Penn)	6.60%	10/15/18	5,441,000	5,462,000
Central Indiana MOB Portfolio (Riverview Medical Arts Building)	6.53%	04/01/18	6,317,000	—
			266,939,000	261,612,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Interest		March 31,	December 31,
Property	Rate(1)	Maturity Date	2013	2012
Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.30%	08/15/21 (callable)	$2,670,000	$2,731,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	6,928,000	6,970,000
Muskogee Long-Term Acute Care Hospital	2.60%	04/08/18	6,890,000	6,932,000
			16,488,000	16,633,000
Total fixed and variable rate debt			283,427,000	278,245,000
Less: discount			(240,000)	(248,000)
Add: premium			13,433,000	13,055,000
Mortgage loans payable, net			$296,620,000	$291,052,000
__________

(1)	Represents the per annum interest rate in effect as of March 31, 2013.

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

As of March 31, 2013, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2013	$5,993,000
2014	23,387,000
2015	20,269,000
2016	25,718,000
2017	24,779,000
Thereafter	183,281,000
$283,427,000
8. Derivative Financial Instruments
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
As of March 31, 2013, no derivatives were designated as fair value hedges or cash flow hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013 and 2012, we recorded $89,000 and $(5,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists the derivative financial instruments held by us as of March 31, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,670,000	one month LIBOR	6.00%	$(425,000)	Swap	08/15/21
6,928,000	one month LIBOR	4.41%	(67,000)	Swap	01/01/14
6,890,000	one month LIBOR	4.28%	(120,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(94,000)	Swap	10/01/15
$23,272,000			$(706,000)
The following table lists the derivative financial instruments held by us as of December 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,731,000	one month LIBOR	6.00%	$(470,000)	Swap	08/15/21
6,970,000	one month LIBOR	4.41%	(89,000)	Swap	01/01/14
6,932,000	one month LIBOR	4.28%	(147,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(89,000)	Swap	10/01/15
$23,417,000			$(795,000)
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement imposes the following financial covenants, which are specifically defined in the Credit Agreement: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.
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
Our aggregate borrowing capacity under the unsecured line of credit was $200,000,000 as of March 31, 2013 and December 31, 2012. As of March 31, 2013, borrowings outstanding under the unsecured line of credit totaled $33,900,000 and $166,100,000 remained available under the unsecured line of credit. The weighted-average interest rate of borrowings outstanding as of March 31, 2013 was 2.95% per annum. As of December 31, 2012, borrowings outstanding under the unsecured line of credit totaled $200,000,000 and $0 remained available under the unsecured line of credit. The weighted-average interest rate of borrowings outstanding as of December 31, 2012 was 3.33% per annum.
10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Below market leases, net of accumulated amortization of $401,000 and $265,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 8.1 years and 8.2 years as of March 31, 2013 and December 31, 2012, respectively)	$4,092,000	$3,006,000
Above market leasehold interests, net of accumulated amortization of $29,000 and $17,000 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 48.5 and 48.8 years as of March 31, 2013 and December 31, 2012, respectively)	2,139,000	2,150,000
	$6,231,000	$5,156,000
Amortization expense on below market leases for the three months ended March 31, 2013 and 2012 was $147,000, $38,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
Amortization expense on above market leasehold interests for the three months ended March 31, 2013 and 2012 was $12,000 and $0, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities is 22.0 and 25.1 years as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, estimated amortization expense on below market leases

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and above market leasehold interests for the nine months ending December 31, 2013 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$562,000
2014	700,000
2015	635,000
2016	578,000
2017	463,000
Thereafter	3,293,000
$6,231,000
11. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our condensed consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other Organizational and Offering Expenses
Since January 7, 2012, our other organizational and offering expenses in connection with our initial offering (other than selling commissions and the dealer manager fee) are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. As of March 31, 2013 and December 31, 2012, our sub-advisor, our former advisor and their affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our initial offering. We terminated our initial offering and commenced our follow-on offering on February 14, 2013.
Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of March 31, 2013 and December 31, 2012, our sub-advisor and its affiliates have incurred expenses on our behalf of $520,000 and $610,000, respectively, in excess of 1.0% of the gross proceeds related to our follow-on offering, and therefore, these expenses are not recorded in our accompanying condensed consolidated financial statements as of March 31, 2013 and December 31, 2012.
When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses are charged to stockholders' equity as such amounts are reimbursed to our former advisor, our sub-advisor or their affiliates from the gross proceeds of our initial offering or our follow-on offering, or our offerings. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
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
Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three months ended March 31, 2012, we incurred $5,481,000 in fees and expenses paid to our former advisor or its affiliates as detailed below.
We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended March 31, 2013 and 2012, we incurred $7,145,000 and $4,205,000, respectively, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage
Initial Offering Selling Commissions
Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

months ended March 31, 2012, we incurred $512,000 in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, selling commissions in connection with our initial offering were paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Initial Offering Dealer Manager Fee
Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2012, we incurred $227,000 in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, the dealer manager fee in connection with our initial offering was paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Other Organizational and Offering Expenses
Other organizational expenses are expensed as incurred and offering expenses are charged to stockholders' equity as such amounts are paid from the gross proceeds of our offerings.
Initial Offering
Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2013 and 2012, we incurred $115,000 and $674,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three months ended March 31, 2012, we incurred $76,000 in offering expenses to our former advisor or its affiliates in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended March 31, 2013, we incurred $658,000 in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at $9.00 or $9.20 per share, as applicable, the then established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended March 31, 2013 and 2012, we incurred $2,485,000 and $1,724,000, respectively, in acquisition fees to our sub-advisor or its affiliates, which included 15,157 and 11,050, respectively, shares of our common stock.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estate-related investment we originated or acquired, entirely payable in cash. For the three months ended March 31, 2012, we incurred $4,579,000 in acquisition fees to our former advisor or its affiliates.
Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations or are capitalized and included in real estate investments, net, as applicable. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
Development Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three months ended March 31, 2013 and 2012, we did not incur any development fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.
Reimbursement of Acquisition Expenses
Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three months ended March 31, 2013 and 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the three months ended March 31, 2012, we did not incur any acquisition expenses to our former advisor or its affiliates.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations or are capitalized and included in real estate investments, net, as applicable.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three month ended March 31, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions.
Operational Stage
Asset Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended March 31, 2013 and 2012, we incurred $2,718,000 and $1,196,000, respectively, in asset management fees to our sub-advisor.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three months ended March 31, 2012, we incurred $61,000 in asset management fees to our former advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended March 31, 2013 and 2012, we incurred $825,000 and $348,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three months ended March 31, 2012, we incurred $16,000 in property management fees and oversight fees to our former advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the three months ended March 31, 2013 and 2012, we did not incur any payroll for on-site personnel and engineering to our sub-advisor or its affiliates nor to our former advisor or its affiliates.
Lease Fees
Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended March 31, 2013 and 2012, we incurred $305,000 and $231,000, respectively, in lease fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three months ended March 31, 2012, we did not incur any lease fees to our former advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended March 31, 2013 and 2012, we incurred $39,000 and $32,000, respectively, in construction management fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three months ended March 31, 2012, we did not incur any expenses in construction management fees to our former advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or expensed and included in rental expenses in our accompanying condensed consolidated statements of operations, as applicable.
Operating Expenses
Effective as of January 7, 2012, we reimburse our sub-advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our sub-advisor or its affiliates at the end

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
For the 12 months ended March 31, 2013, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.5% and (287.4)%, respectively, for the 12 months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three months ended March 31, 2012, our former advisor or its affiliates did not incur any operating expenses on our behalf.
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
For the three months ended March 31, 2012, we incurred expenses of $10,000 for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2012, GEEA incurred expenses of $2,000 for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses became our liability since cumulative other organizational and offering expenses did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2013 and 2012, our sub-advisor and its affiliates did not perform any additional services for us.
Until January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the three months ended March 31, 2012, our former advisor or its affiliates did not perform any additional services for us.
Liquidity Stage
Disposition Fees
Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2013 and 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012 our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.
Subordinated Distribution upon Listing
Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three months ended March 31, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
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
For the three months ended March 31, 2013 and 2012, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
For the three months ended March 31, 2013 and 2012, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended March 31,
		2013		2012
Officer's Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$20,000	2,169	$13,000	1,398
Danny Prosky	President and Chief Operating Officer	14,000	1,565	7,000	815
Mathieu B. Streiff	Executive Vice President	13,000	1,391	6,000	712
Shannon K S Johnson	Chief Financial Officer	5,000	548	—	—
Stefan Oh	Senior Vice President of Acquisitions	3,000	341	—	—
Cora Lo	Secretary	3,000	309	—	—
		$58,000	6,323	$26,000	2,925

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
Fee	2013	2012
Asset and property management fees	$1,257,000	$1,109,000
Lease commissions	179,000	364,000
Offering costs	142,000	277,000
Construction management fees	50,000	40,000
Acquisition fees	—	16,000
Operating expenses	2,000	1,000
	$1,630,000	$1,807,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock for $9.50 per share pursuant to the DRIP. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share, and as a result of our board of directors amending the DRIP to state that all shares issued pursuant to the DRIP would be offered at a price equal to 95.0% of the primary offering price of our initial offering, we began issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering to the public in our initial offering up to approximately 295,945,000 shares of our common stock in our primary offering for an aggregate of $3,000,000,000 and approximately 29,420,000 shares of our common stock pursuant to our DRIP for an aggregate of $285,000,000. On February 14, 2013, we terminated our initial offering.
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
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010, June 14, 2011 and November 7, 2012, in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 22,500 shares, respectively, of our restricted common stock to our independent directors. Through March 31, 2013, we had issued 129,627,969 shares of our common stock in connection with our offerings and 4,554,634 shares of our common stock pursuant to the DRIP, and we had also repurchased 836,131 shares of our common stock under our share repurchase plan. As of March 31, 2013 and December 31, 2012, we had 133,421,194 and 113,199,988 shares of our common stock issued and outstanding, respectively.
As of March 31, 2013, we had a receivable of $2,345,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on April 1, 2013.

Offering Costs
Selling Commissions
Initial Offering
Effective as of January 7, 2012, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2013 and 2012, we incurred $9,102,000 and $4,607,000, respectively, in selling commissions to our dealer manager. Such commissions are charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2013, we incurred $4,437,000 in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Dealer Manager Fee
Initial Offering
Effective as of January 7, 2012, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2013 and 2012, we incurred $3,981,000 and $2,014,000, respectively, in dealer manager fees to our dealer manager. Such fees are charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering

Pursuant to our follow-on offering, which commenced February 14, 2013, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three months ended March 31, 2013, we incurred $1,962,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our follow-on offering.
Noncontrolling Interests
On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 limited partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. On December 31, 2012, eight investors contributed their interests in two properties in exchange for 42,700 limited partnership units in our operating partnership. On March 28, 2013, one investor contributed his interest in one property in exchange for 9,200 limited partnership units in our operating partnership. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both.
As of March 31, 2013 and December 31, 2012, we owned a greater than a 99.96% general partnership interest in our operating partnership and our limited partners owned less than a 0.04% limited partnership interest in our operating partnership. As such, less than 0.04% of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of March 31, 2013 and December 31, 2012, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. For the three months ended March 31, 2013 and 2012, $10,129,000 and $3,876,000 in distributions were reinvested and 1,043,214 and 408,019 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2013 and December 31, 2012, a total of $43,553,000 and $33,424,000, respectively, in distributions were reinvested and 4,554,634 and 3,511,420 shares of our common stock, respectively, were issued pursuant to the DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
For the three months ended March 31, 2013 and 2012, we received share repurchase requests and repurchased 279,992 and 110,884 shares of our common stock, respectively, for an aggregate of $2,700,000 and $1,067,000, respectively, at an average repurchase price of $9.64 and $9.63 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
As of March 31, 2013 and December 31, 2012, we had received share repurchase requests and had repurchased 836,131 shares of our common stock for an aggregate of $8,061,000 at an average price of $9.64 per share and 556,139 shares of our common stock for an aggregate of $5,361,000 at an average price of $9.64, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011 and November 7, 2012 in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors, in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts which, will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then current offering price of shares of our common stock; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. For the three months ended March 31, 2013 and 2012, we recognized compensation expense of $26,000 and $17,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2013 and 2012, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2013 and December 31, 2012, there was $234,000 and $260,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.81 years.

As of March 31, 2013 and December 31, 2012, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $289,000. A summary of the status of the nonvested shares of our restricted common stock as of March 31, 2013 and December 31, 2012, and the changes for the three months ended March 31, 2013, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	28,500	$10.14
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance — March 31, 2013	28,500	$10.14
Expected to vest — March 31, 2013	28,500	$10.14
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$706,000	$—	$706,000
Contingent consideration obligations	—	—	59,615,000	59,615,000
Total liabilities at fair value	$—	$706,000	$59,615,000	$60,321,000

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

There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2013 and 2012.
Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Assets
On December 22, 2011, we purchased Sierra Providence East Medical Plaza I and in connection with such purchase we recognized $50,000 as a contingent consideration asset as of March 31, 2012. We would have received such consideration to the extent a tenant in approximately 2,000 square feet of GLA did not pay their rental payments to us over the remaining term of their lease, which would have expired in April 2014. The range of payment to us was between $0 and up to a maximum of $115,000. We had assumed that we would receive approximately 50.0% of the remaining payments under the tenant's lease and would therefore receive approximately $50,000 of the $115,000 in funds the seller had set aside as of March 31, 2012.
In May 2012, a new tenant assumed the existing lease and pursuant to the agreement with the seller, we received $2,000 and the remaining funds held in escrow of $113,000 were released to the seller.

Obligations
In connection with our property acquisitions, we have accrued $59,615,000 and $60,204,000 as contingent consideration obligations as of March 31, 2013 and December 31, 2012, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing unoccupied space. Of the amount accrued as of March 31, 2013, $52,852,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011 and $4,635,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $2,128,000 relates to various other property acquisitions.
An estimated $52,600,000 of such amount accrued as of March 31, 2013 related to Philadelphia SNF Portfolio was payable based upon the computation in the lease agreement and receipt of notification between two and six years after the acquisition date that the tenant has achieved a certain specified rent coverage ratio for the preceding 12 months. There is no minimum or maximum required payment; however, such payment is limited by the tenant's rent coverage ratio and will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the criteria above will be met and based on the tenant's improvement in the specified rent coverage ratio, we have recorded an increase in the obligation of $458,000 for the three months ended March 31, 2013. On April 30, 2013, we paid $52,600,000 to settle this obligation.
The remaining $252,000 accrued as a contingent consideration obligation as of March 31, 2013 for Philadelphia SNF Portfolio was payable within two years of the acquisition date upon notification that (i) the tenant has achieved a certain specified rent coverage ratio for the three most recent calendar months and (ii) the tenant has completed improvements in an amount up to $2,500,000. The range of payment is between $0 and up to a maximum of $2,500,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. As of March 31, 2013, the tenant has notified us of $2,500,000 in completed improvements and we assume that the specified rent coverage ratio will continue to be met through the payment request dates. As of March 31, 2013, we have made payments of $2,248,000 towards this obligation. In April 2013, we paid the remaining $252,000 to settle this obligation.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of March 31, 2013, we have made payments of $1,890,000 towards this obligation.

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
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of March 31, 2013 for our contingent consideration obligations:

Property	Fair Value as of March 31, 2013	Unobservable Inputs	Range of Inputs/Inputs
Philadelphia SNF Portfolio(1)	$52,600,000	Tenant's Earnings, as defined, for the 12 Months Prior to Payment	$19,424,000
		Timing of Payment	April 30, 2013
		Market Multiplier Rate, as Defined	14.44%
		Percentage of Eligible Payment Requested	100%
Philadelphia SNF Portfolio(2)	$252,000	Achieve Required Lease Coverage Ratios	Yes
		Percentage of Eligible Payment Requested	100%
Pacific Northwest Senior Care Portfolio(3)	$4,635,000	Achieve Required Lease Coverage Ratios	Yes
		Total Estimated Cost of Tenant Improvements	$6,525,000
		Percentage of Eligible Payment Requested	100%
__________
Significant increases or decreases in any of the unobservable inputs in isolation or aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of March 31, 2013. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do so in all instances noted above, then the fair value would decrease.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(3)
If the lease coverage ratio is not met, then the fair value would decrease to $2,810,000. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenants improvements would have no impact on the payment.

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Contingent Consideration Assets:
Beginning balance	$—	$115,000
Realized/unrealized losses recognized in earnings	—	(65,000)
Ending balance	$—	$50,000
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held	$—	$(53,000)

Contingent Consideration Obligations:
Beginning balance	$60,204,000	$6,058,000
Realized/unrealized losses (gains) recognized in earnings	458,000	(433,000)
Settlements of obligations	(1,047,000)	(781,000)
Ending balance	$59,615,000	$4,844,000
Amount of total losses (gains) included in earnings attributable to the change in unrealized losses (gains) related to obligations still held	$458,000	$(433,000)
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate note receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the line of credit.
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
The fair value of the mortgage loans payable and the line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2013 and December 31, 2012, the fair value of the mortgage loans payable was $312,368,000 and $308,472,000, respectively, compared to the carrying value of $296,620,000 and $291,052,000, respectively. The fair value of the line of credit as of March 31, 2013 and December 31, 2012 was $33,850,000 and $199,780,000, respectively, compared to the carrying value of $33,900,000 and $200,000,000, respectively. We have determined that the mortgage loans payable and the line of credit valuations are classified as Level 2 within the fair value hierarchy.
15. Business Combinations
2013
For the three months ended March 31, 2013, we completed six acquisitions comprising 10 buildings. The aggregate purchase price was $92,940,000, plus closing costs and acquisition fees of $3,041,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net, for

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 for the period subsequent to the acquisition date of each property through March 31, 2013. For the period from the acquisition date through March 31, 2013, we recognized the following amounts of revenue and net income for the acquisitions:

Property	Revenue	Net Income
2013 Acquisitions	$601,000	$291,000

The following summarizes the fair value of our 2013 acquisitions at the time of acquisition:

2013 Acquisitions
Land	$8,327,000
Building and improvements	69,067,000
In-place leases	5,990,000
Tenant relationships	9,371,000
Above market leases	1,663,000
Total assets acquired	94,418,000
Mortgage loans payable, net	(7,088,000)
Below market leases	(1,234,000)
Total liabilities assumed	(8,322,000)
Net assets acquired	$86,096,000

Assuming the acquisitions in 2013 discussed above had occurred on January 1, 2012, for the three months ended March 31, 2013 and 2012, pro forma revenue, net (loss) income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended March 31,
	2013	2012
Revenue	$42,459,000	$21,603,000
Net income (loss)	$8,992,000	$(2,772,000)
Net income (loss) attributable to controlling interest	$8,988,000	$(2,772,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.07	$(0.05)

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2012. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2012
For the three months ended March 31, 2012, we completed three acquisitions comprising 16 buildings. The aggregate purchase price was $232,800,000, plus closing costs and acquisition fees of $7,003,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the acquisitions are reflected in our condensed accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 for the period subsequent to the acquisition date of each property through March 31, 2012, we recognized the following amounts of revenue and net income (loss) for the acquisitions:

Property	Revenue	Net Income
Southeastern SNF Portfolio	$4,299,000	$1,563,000
Other 2012 Acquisitions	$1,170,000	$69,000

The following summarizes the fair value of our 2012 acquisitions at the time of acquisition. We present separately the one individually significant acquisition during the three months ended March 31, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the three months ended March, 31, 2012.

	Southeastern SNF Portfolio	Other 2012 Acquisitions
Land	$123,175,000	$55,179,000
Building and improvements	15,009,000	1,738,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	3,938,000
Tenant relationships	15,271,000	5,038,000
Leasehold interest	—	1,936,000
Master lease	—	42,000
Defeasible interest	—	623,000
Above market leases	—	2,436,000
Total assets acquired	175,952,000	70,930,000
Mortgage loans payable, net	(92,611,000)	(33,358,000)
Below market leases	—	(150,000)
Other liabilities	—	(3,980,000)
Total liabilities assumed	(92,611,000)	(37,488,000)
Net assets acquired	$83,341,000	$33,442,000
Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three months ended March 31, 2012, pro forma revenue, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

Three Months Ended March 31, 2012
Revenue	$19,968,000
Net income	$3,871,000
Net income attributable to controlling interest	$3,871,000
Net income per common share attributable to controlling interest — basic and diluted	$0.06

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
16. Segment Reporting

As of March 31, 2013, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and assisted living facilities are acquired and similarly structured as our hospital investments.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment operating income should be examined in conjunction with net income (loss) as presented in our accompanying condensed consolidated financial statements.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2013 and 2012 are as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Assisted Living Facilities	Three Months Ended March 31, 2013
Revenue:
Real estate revenue	$21,454,000	$10,750,000	$5,651,000	$2,363,000	$40,218,000
Expenses:
Rental expenses	6,633,000	796,000	655,000	156,000	8,240,000
Segment net operating income	$14,821,000	$9,954,000	$4,996,000	$2,207,000	$31,978,000
Expenses:
General and administrative					4,070,000
Acquisition related expenses					3,605,000
Depreciation and amortization					14,818,000
Income from operations					9,485,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(4,077,000)
Gain in fair value of derivative financial instruments					89,000
Interest income					3,000
Net income					$5,500,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Assisted Living Facilities	Three Months Ended March 31, 2012
Revenue:
Real estate revenue	$8,095,000	$2,197,000	$8,437,000	$—	$18,729,000
Expenses:
Rental expenses	2,480,000	206,000	616,000	—	3,302,000
Segment net operating income	$5,615,000	$1,991,000	$7,821,000	$—	$15,427,000
Expenses:
General and administrative					2,307,000
Acquisition related expenses					6,570,000
Depreciation and amortization					6,983,000
Loss from operations					(433,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(3,065,000)
Loss in fair value of derivative financial instruments					(5,000)
Interest income					4,000
Net loss					$(3,499,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segments as of March 31, 2013 and December 31, 2012, are as follows:

	March 31,	December 31,
	2013	2012
Medical office buildings	$765,790,000	$677,444,000
Skilled nursing facilities	373,475,000	374,773,000
Hospitals	192,481,000	190,289,000
Assisted living facilities	116,400,000	116,871,000
All other	15,700,000	95,252,000
Total assets	$1,463,846,000	$1,454,629,000
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate note receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate note receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate note receivable is secured by the property and there is a guarantee of completion agreement executed between the parent company of the borrower and us. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2013 and December 31,2012, we had cash and cash equivalents, escrow deposits and restricted cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of March 31, 2013, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Texas accounted for 12.8% of our annualized base rent, California accounted for 11.4% of our annualized base rent and Georgia accounted for 11.2% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state's economy.
Based on leases in effect as of March 31, 2013, our four reportable business segments, medical office buildings, skilled nursing facilities, hospitals and assisted living facilities, accounted for 52.2%, 27.9%, 13.8% and 6.1%, respectively, of our annualized base rent. As of March 31, 2013, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2013 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$16,134,000	12.5%	Southeastern SNF Portfolio	454,000	01/31/27
 __________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2013. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

18. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $13,000 and $3,000, respectively, for the three months ended March 31, 2013 and 2012. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2013 and 2012, there were 28,500 and 16,500 nonvested shares of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2013

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and 2012, there were 51,900 and 400 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earning per share because such units were anti-dilutive during these periods.

19. Subsequent Events
Status of our Follow-On Offering
As of May 3, 2013, we had received and accepted subscriptions in our follow-on offering for 20,205,624 shares of our common stock, or $206,060,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In April and May 2013, we repurchased 264,684 shares of our common stock, for an aggregate amount of $2,555,000, under our share repurchase plan.
Property Acquisitions
Subsequent to March 31, 2013, we completed two acquisitions comprising ten buildings from unaffiliated parties. The aggregate purchase price of these properties was $59,630,000 and we paid $1,550,000 in acquisition fees to our advisor entities or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our acquisitions subsequent to March 31, 2013:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Issuance of Limited Partnership Units(3)	Acquisition Fee(4)
Central Indiana MOB Portfolio	Carmel, Indianapolis, Avon, Noblesville, Bloomington and Muncie, IN	Medical Office	04/26/13	$46,630,000	$31,147,000	$1,212,000	$1,212,000
Pennsylvania SNF Portfolio	Milton and Watsontown, PA	Skilled Nursing	04/30/13	13,000,000	—	—	338,000
Total				$59,630,000	$31,147,000	$1,212,000	$1,550,000
______________

(1)	We own 100% of our properties acquired subsequent to March 31, 2013.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)	Represents the value of our operating partnership's units issued as part of the consideration paid to acquire the property.

(4)
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
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2013 and December 31, 2012, together with our results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts follow-on public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.
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
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, and a total of $40,167,000 in distributions were reinvested and 4,205,920 shares of our common stock were issued pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. As of March 31, 2013, we had received and accepted subscriptions in our follow-on offering for 6,448,905 shares of our common stock, or $65,721,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. As of March 31, 2013, we had completed 54 acquisitions comprising 153 buildings and approximately 5,958,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,417,536,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013, and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2013 and 2012
For a discussion of our acquisitions for the three months ended March 31, 2013 and 2012, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to March 31, 2013, see Note 19, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013.
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
Scheduled Lease Expirations
As of March 31, 2013, our consolidated properties were 96.0% occupied. During the remainder of 2013, 3.8% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2013, our remaining weighted average lease term is 9.0 years.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012
Our operating results for the three months ended March 31, 2013 and 2012 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of March 31, 2013, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and assisted living facilities. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first assisted living facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
Except where otherwise noted, the change in our results of operations is primarily due to owning 153 buildings as of March 31, 2013, as compared to 72 buildings as of March 31, 2012. As of March 31, 2013 and 2012, we owned the following types of properties:

	March 31,
	2013			2012
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	88	$763,310,000	93.2%	38	$283,030,000	93.3%
Skilled nursing facilities	37	362,145,000	100%	27	310,500,000	100%
Hospitals	13	186,145,000	100%	7	77,895,000	100%
Assisted living facilities	15	105,936,000	100%	—	—	—
Total/weighted average	153	$1,417,536,000	96.0%	72	$671,425,000	96.7%
Real Estate Revenue
For the three months ended March 31, 2013 and 2012, real estate revenue was $40,218,000 and $18,729,000, respectively, and was primarily comprised of base rent of $30,933,000 and $14,736,000, respectively, expense recoveries of $5,955,000 and $2,526,000, respectively, and deferred rent of $2,694,000 and $1,408,000, respectively.

Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2013	2012
Medical office buildings	$21,454,000	$8,095,000
Skilled nursing facilities	10,750,000	2,197,000
Hospitals	5,651,000	8,437,000
Assisted living facilities	2,363,000	—
Total	$40,218,000	$18,729,000
Rental Expenses
For the three months ended March 31, 2013 and 2012, rental expenses were $8,240,000 and $3,302,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2013	2012
Real estate taxes	$3,526,000	$1,503,000
Building maintenance	1,534,000	547,000
Utilities	1,393,000	521,000
Property management fees — affiliates	825,000	364,000
Administration	293,000	120,000
Insurance	202,000	82,000
Amortization of leasehold interests	58,000	59,000
Other	409,000	106,000
Total	$8,240,000	$3,302,000
Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2013		2012
Medical office buildings	$6,633,000	30.9%	$2,480,000	30.6%
Skilled nursing facilities	796,000	7.4%	206,000	9.4%
Hospitals	655,000	11.6%	616,000	7.3%
Assisted living facilities	156,000	6.6%	—	—%
Total/weighted average	$8,240,000	20.5%	$3,302,000	17.6%
Overall, as compared to 2012, the percentage of rental expenses as a percentage of revenue in 2013 was higher as our portfolio in 2013 contained relatively more medical office buildings, which typically have a higher expense to revenue ratio than skilled nursing facilities, hospitals and assisted living facilities.

General and Administrative
For the three months ended March 31, 2013 and 2012, general and administrative was $4,070,000 and $2,307,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2013	2012
Asset management fees — affiliates	$2,718,000	$1,257,000
Professional and legal fees	414,000	562,000
Transfer agent services	411,000	211,000
Franchise taxes	140,000	32,000
Bad debt expense	105,000	—
Bank charges	87,000	41,000
Board of directors fees	76,000	97,000
Directors’ and officers’ liability insurance	69,000	42,000
Restricted stock compensation	26,000	17,000
Postage & delivery	1,000	19,000
Transfer agent services — former affiliate	—	10,000
Other	23,000	19,000
Total	$4,070,000	$2,307,000
The increase in general and administrative in 2013 as compared to 2012 was primarily the result of purchasing properties in 2013 and 2012 and thus incurring higher asset management fees, as well as incurring higher fees for transfer agent services due to an increase in the number of our investors. We expect general and administrative to continue to increase in 2013 as we purchase additional properties in 2013.
Acquisition Related Expenses
For the three months ended March 31, 2013 and 2012, we incurred acquisition related expenses of $3,605,000 and $6,570,000, respectively. For the three months ended March 31, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $2,417,000 incurred to our advisor entities and their affiliates. For the three months ended March 31, 2012, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $4,579,000 incurred to our former advisor or its affiliates and acquisition fees of $1,724,000 incurred to our sub-advisor or its affiliates. The decrease in acquisition related expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to purchasing $92,940,000 in acquisitions in 2013 as compared to $232,800,000 in acquisitions in 2012.
Depreciation and Amortization
For the three months ended March 31, 2013 and 2012, depreciation and amortization was $14,818,000 and $6,983,000, respectively, and consisted primarily of depreciation on our operating properties of $9,901,000 and $4,771,000, respectively, and amortization on our identified intangible assets of $4,872,000 and $2,196,000, respectively.

Interest Expense
For the three months ended March 31, 2013 and 2012, interest expense including gain (loss) in fair value of derivative financial instruments was $3,988,000 and $3,070,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2013	2012
Interest expense — mortgage loans payable and derivative financial instruments	$3,509,000	$2,220,000
Interest expense — lines of credit	494,000	526,000
Amortization of debt discount and (premium), net	(385,000)	(153,000)
Amortization of deferred financing costs — lines of credit	262,000	246,000
Amortization of deferred financing costs — mortgage loans payable	197,000	226,000
(Gain) loss in fair value of derivative financial instruments	(89,000)	5,000
Total	$3,988,000	$3,070,000
Interest Income
For the three months ended March 31, 2013 and 2012, we had interest income of $3,000 and $4,000, respectively, related to interest earned on funds held in cash accounts.
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
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $10,349,000 to pay interest on our outstanding indebtedness in the remainder of 2013, based on interest rates in effect as of March 31, 2013. In addition, we estimate that we will require $5,993,000 to pay principal on our outstanding indebtedness in the remainder of 2013. We also require resources to make certain payments to our advisor entities and their affiliates, which during our follow-on offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings and the net proceeds of our follow-on offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Furthermore, in March 2013, our board of directors announced that it currently anticipates terminating our follow-on offering on or around December 31, 2013. This determination was based on a number of factors and we will continue to monitor such factors during the course of our follow-on offering, and may adjust our anticipated offering termination date as necessary should these factors change.
Our advisor entities evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the majority of the net proceeds of our follow-on offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from our follow-on offering in real estate and real estate-related investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold in our follow-on offering and the resulting amount of net proceeds available for investment.
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
Based on the properties we owned as of March 31, 2013, we estimate that our expenditures for capital improvements and tenant improvements will require up to $5,697,000 within the next 12 months. As of March 31, 2013, we had $7,964,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were $18,044,000 and $1,155,000, respectively. For the three months ended March 31, 2013 and 2012, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses.
We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing
Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were $91,422,000 and $120,061,000, respectively. For the three months ended March 31, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $86,179,000, advances of $3,385,000 on our real estate note receivable, restricted cash in the amount of $748,000, $601,000 in real estate and escrow deposits for the acquisition of real estate and capital expenditures of $425,000.
For the three months ended March 31, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $114,259,000, an increase in restricted cash in the amount of $10,416,000 and capital expenditures of $836,000, partially offset by a reduction in real estate and escrow deposit in the amount of $5,450,000, which were applied towards the purchase of real estate.
We anticipate cash flows used in investing activities to increase as we acquire additional properties.

Financing
Cash flows (used in) provided by financing activities for the three months ended March 31, 2013 and 2012, were $(3,758,000) and $84,438,000, respectively. For the three months ended March 31, 2013, such cash flows related primarily to funds raised from investors in our initial offering and our follow-on offering, or our offerings, in the amount of $199,409,000, offset by net payments on our unsecured line of credit with Bank of America, N.A., or Bank of America, in the amount of $166,100,000, the payment of offering costs of $20,517,000 in connection with our offerings and distributions to our common stockholders of $9,543,000. Additional cash outflows primarily related to share repurchases of $2,700,000, principal payments on our mortgage loans payable in the amount of $1,135,000 and payments on contingent consideration obligations of $1,047,000. For a further discussion of our unsecured line of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.

For the three months ended March 31, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $72,798,000 and net borrowings under our secured revolving credit facilities with Bank of America and KeyBank National Association, or KeyBank, or the lines of credit, in the amount of $27,935,000, partially offset by the payment of offering costs of $8,331,000, distributions of $4,160,000 and share repurchases of $1,267,000. Additional cash outflows related to deferred financing costs of $1,096,000 in connection with the debt financing for our acquisitions, contingent consideration associated with some of our acquisitions in the amount of $781,000 and principal payments on our mortgage loans payable in the amount of $659,000.
We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.
Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on June 30, 2013.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through June 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Three Months Ended March 31,
	2013		2012
Distribution paid in cash	$9,543,000		$4,160,000
Distribution reinvested	10,129,000		3,876,000
	$19,672,000		$8,036,000
Source of distribution:
Cash flows from operations	$18,044,000	91.7%	$1,155,000	14.4%
Offering proceeds	1,628,000	8.3%	6,881,000	85.6%
	$19,672,000	100%	$8,036,000	100%

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

As of March 31, 2013, we had an amount payable of $1,457,000 to our sub-advisor or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of March 31, 2013, no amounts due to our advisor entities or its affiliates have been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offerings, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Three Months Ended March 31,
	2013		2012
Distribution paid in cash	$9,543,000		$4,160,000
Distribution reinvested	10,129,000		3,876,000
	$19,672,000		$8,036,000
Source of distribution:
FFO	$19,672,000	100%	$3,481,000	43.3%
Offering proceeds	—	—%	4,555,000	56.7%
	$19,672,000	100%	$8,036,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Funds from Operations and Modified Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2013, our borrowings were 20.7% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 10, 2013 and March 31, 2013, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit
For a discussion of our lines of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2013, we had $266,939,000 ($280,365,000, net of discount and premium) of fixed rate debt and $16,488,000 ($16,255,000, net of discount) of variable rate debt outstanding secured by our properties. As of March 31, 2013, we had $33,900,000 outstanding under our unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of March 31, 2013, we were in compliance with all such covenants and requirements on our mortgage loans payable and our unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of March 31, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.70% per annum.

Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of March 31, 2013:

	Payments Due by Period
	Less than 1 Year (2013)		1-3 Years (2014-2015)	4-5 Years (2016-2017)	More than 5 Years (after 2017)	Total
Principal payments — fixed rate debt	$3,065,000		$42,946,000	$43,642,000	$177,286,000	$266,939,000
Interest payments — fixed rate debt	9,891,000		23,472,000	18,959,000	64,029,000	116,351,000
Principal payments — variable rate debt	2,928,000	(1)	34,610,000	6,855,000	5,995,000	50,388,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2013)	302,000		765,000	345,000	54,000	1,466,000
Interest payments — fixed rate interest rate swaps (based on rate in effect as of March 31, 2013)	156,000		172,000	—	—	328,000
Ground lease obligations	414,000		1,035,000	1,067,000	33,596,000	36,112,000
Total	$16,756,000		$103,000,000	$70,868,000	$280,960,000	$471,584,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,670,000 ($2,437,000, net of discount) secured by Center for Neurosurgery and Spine as of March 31, 2013, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $118,000, $262,000, $186,000 and $138,000 in 2013, 2014-2015, 2016-2017 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $60,204,000, the majority of which we expect to pay in 2013. In April 2013, we paid $52,852,000 of such obligations with respect to our acquisition of Philadelphia SNF Portfolio. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2013 and 2012. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$5,500,000	$(3,499,000)
Add:
Depreciation and amortization — consolidated properties	14,818,000	6,983,000
Less:
Net income attributable to noncontrolling interests	(4,000)	—
Depreciation and amortization related to noncontrolling interests	(8,000)	(3,000)
FFO	$20,306,000	$3,481,000
Add:
Acquisition related expenses(a)	$3,605,000	$6,570,000
Amortization of above and below market leases(b)	411,000	179,000
Amortization of closing costs and origination fees(c)	25,000	—
(Gain) loss in fair value of derivative financial instruments(d)	(89,000)	5,000
Less:
Change in deferred rent receivables(e)	(2,683,000)	(1,408,000)
MFFO	$21,575,000	$8,827,000
Weighted average common shares outstanding — basic and diluted	124,240,955	52,044,669
Net income (loss) per common share — basic and diluted	$0.04	$(0.07)
FFO per common share — basic and diluted	$0.16	$0.07
MFFO per common share — basic and diluted	$0.17	$0.17
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
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$5,500,000	$(3,499,000)
Add:
General and administrative	4,070,000	2,307,000
Acquisition related expenses	3,605,000	6,570,000
Depreciation and amortization	14,818,000	6,983,000
Interest expense	3,988,000	3,070,000
Less:
Interest income	(3,000)	(4,000)
Net operating income	$31,978,000	$15,427,000

Subsequent Events

For a discussion of subsequent events, see Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013.
The table below presents, as of March 31, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$3,065,000	$23,036,000	$19,910,000	$19,068,000	$24,574,000	$177,286,000	$266,939,000	$292,764,000
Weighted average interest rate on maturing debt	5.32%	5.72%	5.32%	6.01%	4.98%	4.66%	4.93%	—
Variable rate debt — principal payments	$2,928,000	$351,000	$34,259,000	$6,650,000	$205,000	$5,995,000	$50,388,000	$53,454,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2013)	1.44%	2.85%	2.95%	3.09%	2.60%	2.60%	2.83%	—
Mortgage loans payable were $283,427,000 ($296,620,000, net of discount and premium) as of March 31, 2013. As of March 31, 2013, we had 34 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.30% to 6.60% per annum and a weighted average effective interest rate of 4.80% per annum. As of March 31, 2013, we had $266,939,000 ($280,365,000, net of discount and premium) of fixed rate debt, or 94.2% of mortgage loans payable, at a weighted average effective interest rate of 4.93% per annum and $16,488,000 ($16,255,000, net of discount) of variable rate debt, or 5.8% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum. In addition, as of March 31, 2013, we had $33,900,000 outstanding under the unsecured line of credit, at a weighted-average interest rate of 2.95% per annum.
As of March 31, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.70% per annum. $2,670,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,670,000 principal balance is reflected in the 2013 column above.
An increase in the variable interest rate on our unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of March 31, 2013, a 0.50% increase in the market rates of interest would have no effect on our overall annual interest expense on our mortgage loans payable as we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable. However, a 0.50% increase in the market rates of interest would increase our overall interest expense on our unsecured line of credit by $172,000, or 4.3%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 15, 2013, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our offerings, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our best efforts initial public offering and follow-on public offering, or our offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending June 30, 2013.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through June 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations, are as follows:

	Three Months Ended March 31,
	2013		2012
Distributions paid in cash	$9,543,000		$4,160,000
Distributions reinvested	10,129,000		3,876,000
	$19,672,000		$8,036,000
Sources of distributions:
Cash flows from operations	$18,044,000	91.7%	$1,155,000	14.4%
Offering proceeds	1,628,000	8.3%	6,881,000	85.6%
	$19,672,000	100%	$8,036,000	100%
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
As of March 31, 2013, we had an amount payable of $1,457,000 to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor, or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2013, no amounts due to Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, our sub-advisor, or collectively our advisor entities, or their affiliates have been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our best efforts follow-on public offering, or our follow-on offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Three Months Ended March 31,
	2013		2012
Distributions paid in cash	$9,543,000		$4,160,000
Distributions reinvested	10,129,000		3,876,000
	$19,672,000		$8,036,000
Sources of distributions:
FFO	$19,672,000	100%	$3,481,000	43.3%
Offering proceeds	—	—%	4,555,000	56.7%
	$19,672,000	100%	$8,036,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, which includes a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.
As of May 10, 2013, rental payments by one of our tenants, Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), accounted for approximately 12.5% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 28, 2013, as part of the consideration we paid in connection with the acquisition of Riverview Medical Arts Building, which is the sixth building of the Central Indiana MOB Portfolio, our operating partnership issued 9,200 limited partnership units to one of the former owners of the property at an offering price per unit of $9.5046, or $87,000 in aggregate. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both. The limited partnership units were issued through a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the Securities Act and Rule 506 promulgated thereunder.
Use of Public Offering Proceeds
Initial Offering
On August 24, 2009, pursuant to our Registration Statement on Form S-11 (File No. 333-158111), we commenced our best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we were offering in our initial offering up to 300,000,000 shares of our common stock for $10.00 per share in our primary offering and 30,000,000 shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock at $10.22 per share and issuing shares pursuant to the DRIP for $9.71 per share. Accordingly, as of November 7, 2012, we were offering in our initial offering to the public up to approximately 295,945,000 shares of our common stock in our primary offering and approximately 29,420,000 shares of our common stock pursuant to our DRIP. Until April 18, 2011, Grubb & Ellis Securities, Inc., or Grubb & Ellis Securities, served as the dealer manager of our initial offering. Effective as of April 19, 2011, the G&E Dealer Manager Agreement with Grubb & Ellis Securities was assigned to, and assumed by, Grubb & Ellis Capital Corporation, a wholly owned subsidiary of our former sponsor. On November 7, 2011, we entered into the Dealer Manager Agreement with Griffin Capital Securities, Inc., or Griffin Securities, whereby Griffin Securities began serving as the dealer manager of our initial offering effective January 7, 2012. The terms of the Dealer Manager Agreement with Griffin Securities were substantially the same as the terms of the terminated G&E Dealer Manager Agreement.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, and a total of $40,167,000 in distributions were reinvested and 4,205,920 shares of our common stock were issued pursuant to the DRIP.
As of March 31, 2013, we had incurred selling commissions of $33,012,000, dealer manager fees of $14,517,000 and other offering expenses of $10,707,000 to our former advisor and to our advisor entities and their respective affiliates in connection with our initial offering. In addition, as of March 31, 2013, we had incurred selling commissions of $50,735,000 and dealer manager fees of $22,337,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our initial offering. The cost of raising funds in our initial offering as a percentage of gross proceeds received in our initial offering was 10.6% as of March 31, 2013. As of March 31, 2013, net offering proceeds in our initial offering were $1,142,192,000, including proceeds from the DRIP and after deducting offering expenses.
As of March 31, 2013, $10,000 remained payable to our sub-advisor or its affiliates for costs related to our initial offering.
As of March 31, 2013, we had used $940,296,000 in proceeds from our initial offering to acquire properties from unaffiliated parties, $87,029,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $35,534,000 to pay acquisition related expenses to affiliated parties, $12,168,000 to pay acquisition related expenses to unaffiliated parties, $9,568,000 for deferred financing costs to unaffiliated parties, $8,980,000 for lender required restricted cash accounts to unaffiliated parties, $6,536,000 for real-estate related investments to unaffiliated parties and $5,171,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.
Follow-On Offering
On February 14, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-181928), we commenced our follow-on offering of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. Griffin Securities serves as the dealer manager of our follow-on offering.
As of March 31, 2013, we had received and accepted subscriptions in our follow-on offering for 6,448,905 shares of our common stock, or $65,721,000, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2013, a total of $3,386,000 in distributions were reinvested and 348,714 shares of our common stock were issued pursuant to the DRIP.
As of March 31, 2013, we had incurred other offering expenses of $658,000 to our advisor entities and their respective affiliates in connection with our follow-on offering. In addition, as of March 31, 2013, we had incurred selling commissions of $4,437,000 and dealer manager fees of $1,962,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our follow-on offering was 10.7% as of March 31, 2013 and will not exceed 11.0% in the aggregate. As of March 31, 2013, net offering proceeds in our follow-on offering were $62,049,000, including proceeds from the DRIP and after deducting offering expenses.
As of March 31, 2013, $132,000 remained payable to our sub-advisor or its affiliates for costs related to our follow-on offering.
As of March 31, 2013, we had used $55,109,000 in proceeds from our follow-on offering to acquire properties from unaffiliated parties, $60,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $2,062,000 for real-estate related investments to unaffiliated parties, $2,459,000 to pay acquisition related expenses to affiliated parties, $748,000 for lender required restricted cash accounts to unaffiliated parties, $399,000 to pay acquisition related expenses to unaffiliated parties and$18,000 for deferred financing costs to unaffiliated parties.
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
During the three months ended March 31, 2013, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	279,992	$9.64	279,992	(2)
February 1, 2013 to February 28, 2013	—	$—	—	(2)
March 1, 2013 to March 31, 2013	—	$—	—	(2)
Total	279,992	$9.64	279,992
 _________

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009, which was amended and restated on November 6, 2012.

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

May 10, 2013	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

May 10, 2013	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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