Form 10-Q
period 2013-06-30
Griffin-American Healthcare REIT II, Inc.
filed 2013-08-09
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of August 2, 2013, there were 214,156,142 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31 2012
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate investments, net	$1,297,475,000	$1,112,295,000
Real estate note receivable, net	10,419,000	5,182,000
Cash and cash equivalents	255,607,000	94,683,000
Accounts and other receivables, net	15,335,000	6,920,000
Restricted cash	13,749,000	8,980,000
Real estate and escrow deposits	23,812,000	2,900,000
Identified intangible assets, net	228,580,000	204,147,000
Other assets, net	30,507,000	19,522,000
Total assets	$1,875,484,000	$1,454,629,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$345,227,000	$291,052,000
Line of credit	—	200,000,000
Accounts payable and accrued liabilities	29,728,000	20,030,000
Accounts payable due to affiliates	1,930,000	1,807,000
Derivative financial instruments	582,000	795,000
Identified intangible liabilities, net	6,472,000	5,156,000
Security deposits, prepaid rent and other liabilities	20,307,000	75,043,000
Total liabilities	404,246,000	593,883,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 183,350,915 and 113,199,988 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,834,000	1,132,000
Additional paid-in capital	1,653,959,000	1,010,152,000
Accumulated deficit	(186,708,000)	(150,977,000)
Total stockholders’ equity	1,469,085,000	860,307,000
Noncontrolling interests (Note 13)	2,153,000	439,000
Total equity	1,471,238,000	860,746,000
Total liabilities and equity	$1,875,484,000	$1,454,629,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Real estate revenue	$45,394,000	$21,807,000	$85,612,000	$40,536,000
Expenses:
Rental expenses	10,217,000	4,770,000	18,457,000	8,072,000
General and administrative	4,369,000	2,511,000	8,439,000	4,818,000
Acquisition related expenses	3,674,000	4,582,000	7,279,000	11,152,000
Depreciation and amortization	16,420,000	7,981,000	31,238,000	14,964,000
Total expenses	34,680,000	19,844,000	65,413,000	39,006,000
Income from operations	10,714,000	1,963,000	20,199,000	1,530,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(4,488,000)	(3,134,000)	(8,565,000)	(6,199,000)
Gain (loss) in fair value of derivative financial instruments	123,000	(47,000)	212,000	(52,000)
Loss on foreign currency transactions	(330,000)	—	(330,000)	—
Interest income	34,000	3,000	37,000	7,000
Net income (loss)	6,053,000	(1,215,000)	11,553,000	(4,714,000)
Less: income attributable to noncontrolling interests	(9,000)	—	(13,000)	—
Net income (loss) attributable to controlling interest	$6,044,000	$(1,215,000)	$11,540,000	$(4,714,000)
Net income (loss) per common share allocated to controlling interest — basic and diluted	$0.04	$(0.02)	$0.08	$(0.08)
Weighted average number of common shares outstanding — basic and diluted	155,827,697	62,579,602	140,121,582	57,303,885
Distributions declared per common share	$0.17	$0.16	$0.34	$0.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$860,307,000	$439,000	$860,746,000
Issuance of common stock	68,344,459	683,000	695,839,000	—	696,522,000	—	696,522,000
Offering costs — common stock	—	—	(69,889,000)	—	(69,889,000)	—	(69,889,000)
Issuance of common stock under the DRIP	2,351,143	24,000	22,806,000	—	22,830,000	—	22,830,000
Repurchase of common stock	(544,675)	(5,000)	(5,249,000)	—	(5,254,000)	—	(5,254,000)
Amortization of nonvested common stock compensation	—	—	53,000	—	53,000	—	53,000
Issuance of limited partnership units	—	—	268,000	—	268,000	1,744,000	2,012,000
Offering costs — limited partnership units	—	—	(21,000)	—	(21,000)	—	(21,000)
Distributions to noncontrolling interests	—	—	—	—	—	(43,000)	(43,000)
Distributions declared	—	—	—	(47,271,000)	(47,271,000)	—	(47,271,000)
Net income	—	—	—	11,540,000	11,540,000	13,000	11,553,000
BALANCE — June 30, 2013	183,350,915	$1,834,000	$1,653,959,000	$(186,708,000)	$1,469,085,000	$2,153,000	$1,471,238,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2011	48,869,669	$489,000	$435,252,000	$(38,384,000)	$397,357,000	$123,000	$397,480,000
Issuance of common stock	19,481,252	195,000	194,191,000	—	194,386,000	—	194,386,000
Offering costs — common stock	—	—	(20,994,000)	—	(20,994,000)	—	(20,994,000)
Issuance of common stock under the DRIP	910,461	9,000	8,640,000	—	8,649,000	—	8,649,000
Repurchase of common stock	(186,440)	(2,000)	(1,812,000)	—	(1,814,000)	—	(1,814,000)
Amortization of nonvested common stock compensation	—	—	33,000	—	33,000	—	33,000
Contribution from noncontrolling interest	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	—	(5,000)	(5,000)
Distributions declared	—	—	—	(18,778,000)	(18,778,000)	—	(18,778,000)
Net loss	—	—	—	(4,714,000)	(4,714,000)	—	(4,714,000)
BALANCE — June 30, 2012	69,074,942	$691,000	$615,310,000	$(61,876,000)	$554,125,000	$120,000	$554,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,553,000	$(4,714,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	32,312,000	16,136,000
Contingent consideration related to acquisition of real estate	(51,198,000)	—
Deferred rent	(5,646,000)	(2,979,000)
Stock based compensation	53,000	33,000
Acquisition fees paid in stock	351,000	316,000
Bad debt expense	118,000	77,000
Unrealized foreign currency loss	330,000	—
Change in fair value of contingent consideration	273,000	(398,000)
Changes in fair value of derivative financial instruments	(212,000)	52,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,855,000)	(442,000)
Accounts receivable due from affiliate	—	121,000
Other assets	(2,834,000)	20,000
Accounts payable and accrued liabilities	5,596,000	1,477,000
Accounts payable due to affiliates	128,000	456,000
Security deposits, prepaid rent and other liabilities	(519,000)	(2,552,000)
Net cash (used in) provided by operating activities	(11,550,000)	7,603,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(173,016,000)	(241,736,000)
Advances on real estate note receivable	(5,200,000)	—
Closing costs on real estate note receivable	(116,000)	—
Capital expenditures	(1,255,000)	(1,486,000)
Restricted cash	(4,769,000)	(11,099,000)
Real estate and escrow deposits	(21,242,000)	4,200,000
Net cash used in investing activities	(205,598,000)	(250,121,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	—	9,500,000
Payments on mortgage loans payable	(7,446,000)	(11,315,000)
Borrowings under the lines of credit	86,900,000	271,305,000
Payments under the lines of credit	(286,900,000)	(211,305,000)
Proceeds from issuance of common stock	688,902,000	191,675,000
Deferred financing costs	(2,677,000)	(3,475,000)
Contingent consideration related to acquisition of real estate	(3,077,000)	(1,967,000)
Return of contingent consideration related to acquisition of real estate	—	2,000
Repurchase of common stock	(5,254,000)	(1,814,000)
Contribution from noncontrolling interest to our operating partnership	—	2,000
Distributions to noncontrolling interests	(28,000)	(5,000)
Security deposits	(1,959,000)	(4,000)
Payments of offering costs — common stock	(69,204,000)	(21,156,000)
Payments of offering costs — limited partnership units	(77,000)	—
Distributions paid	(21,108,000)	(9,145,000)
Net cash provided by financing activities	378,072,000	212,298,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	160,924,000	(30,220,000)
CASH AND CASH EQUIVALENTS — Beginning of period	94,683,000	44,682,000
CASH AND CASH EQUIVALENTS — End of period	$255,607,000	$14,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012 — (Continued)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,180,000	$5,034,000
Income taxes	$88,000	$40,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,584,000	$1,038,000
Accrued acquisition fees — real estate note receivable	$4,000	$—
Tenant improvement overage	$42,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivable	$—	$247,000
Other assets	$561,000	$177,000
Mortgage loans payable, net	$62,712,000	$142,243,000
Accounts payable and accrued liabilities	$1,448,000	$315,000
Security deposits, prepaid rent and other liabilities	$1,100,000	$7,335,000
Financing Activities:
Issuance of common stock under the DRIP	$22,830,000	$8,649,000
Distributions declared but not paid	$9,724,000	$3,623,000
Distributions declared but not paid — limited partnership units	$15,000	$—
Issuance of limited partnership units	$2,012,000	$—
Accrued offering costs	$246,000	$132,000
Accrued offering costs — limited partnership units	$8,000	$—
Receivable from transfer agent	$9,850,000	$2,162,000
Accrued deferred financing costs	$54,000	$126,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months ended June 30, 2013 and 2012
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
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
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. As of June 30, 2013, we had received and accepted subscriptions in our follow-on offering for 55,335,380 shares of our common stock, or $563,775,000, excluding shares of our common stock issued pursuant to the DRIP.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one year term, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. As of June 30, 2013, we had completed 59 acquisitions comprising 174 buildings and approximately 6,598,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,558,919,000.
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
Basis of Presentation

Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2013 and December 31, 2012, we own greater than a 99.86% and 99.96%, respectively, general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of June 30, 2013 and December 31, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Between December 31, 2012 and May 20, 2013, 12 investors contributed their interests in 14 buildings in exchange for 254,400 limited partnership units in our operating partnership. As of June 30, 2013 and December 31, 2012, these investors collectively owned 254,400 and 42,700 limited partnership units, respectively, which represented less than a 0.14% and 0.04%, respectively, noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2013 and December 31, 2012, we had $62,000 and $78,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended June 30, 2013 and 2012, none of our receivables were directly written off to bad debt expense. For the six months ended June 30, 2013 and 2012, $91,000 and $0, respectively, of our receivables were directly written off to bad debt expense. For the three months ended June 30, 2013 and 2012, $25,000 and $0, respectively, and for the six months ended June 30, 2013 and 2012, $25,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. As of June 30, 2013 and December 31, 2012, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended June 30, 2013 and 2012, $7,000 and $8,000, respectively, and for the six months ended June 30, 2013 and 2012, $18,000 and $8,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Contingent Consideration

As of June 30, 2013 and December 31, 2012, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets is $6,489,000 and $60,204,000, respectively, of contingent consideration obligations in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the three months ended June 30, 2013 and 2012, we recorded a net gain on the change in fair value of contingent consideration of $185,000 and $30,000, respectively, and for the six months ended June 30, 2013 and 2012, we recorded a net (loss) gain on the change in fair value of contingent consideration of $(273,000) and $398,000, respectively, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of June 30, 2013, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Prior to June 30, 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.

See Note 16, Segment Reporting, for a further discussion.

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are translated into U.S. Dollars, or USD, at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains/losses are included in loss on foreign currency transactions in the condensed consolidated statements of operations. As of June 30, 2013, we are subject to foreign currency risk mainly due to our £15,000,000 (or approximately $22,812,000) real estate deposit denominated in United Kingdom Pound Sterling, or GBP, for a potential acquisition. Such real estate deposit was made on May 16, 2013 pursuant to a letter of intent to acquire 44 elderly care homes located in the United Kingdom (each a Facility, and collectively, the UK Senior Housing Portfolio). For the three and six months ended June 30, 2013, unrealized foreign currency loss of $330,000, as a result of the exchange rate fluctuations between GBP and USD, is reflected in loss on foreign currency transactions in our accompanying condensed consolidated statements of operations. The significant fluctuations in foreign currency exchange rates between GBP and USD in the future may have material effects on our results of operations and financial position.

See Note 19, Subsequent Events — Probable Acquisition of the UK Senior Housing Portfolio, for a further discussion.
Reclassifications
Deferred rent for the six months ended June 30, 2012 has been reclassified on our accompanying condensed consolidated statements of cash flows to conform to the current year presentation. This reclassification has no effect on cash flows provided by operating activities.
Recently Issued Accounting Pronouncements
All recently issued accounting pronouncements that are effective after June 30, 2013 are not expected to have a material effect on our consolidated financial statements.
3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Building and improvements	$1,220,812,000	$1,039,461,000
Land	131,229,000	106,735,000
Furniture, fixtures and equipment	2,669,000	2,669,000
	1,354,710,000	1,148,865,000
Less: accumulated depreciation	(57,235,000)	(36,570,000)
	$1,297,475,000	$1,112,295,000
Depreciation expense for the three months ended June 30, 2013 and 2012 was $10,920,000 and $5,302,000, respectively. For the three months ended June 30, 2013 and 2012, we had capital expenditures of $1,360,000 and $815,000, respectively, on our medical office buildings, and $0 and $271,000, respectively, on our skilled nursing facilities. We did not have any capital expenditures on our senior housing facilities or our hospitals for the three months ended June 30, 2013 and 2012. In addition, subsequent to the initial purchase of Dixie-Lobo Medical Office Building Portfolio, on May 2, 2013, we purchased the land

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

under the building in Hope, Arkansas for a purchase price of $50,000 plus closing costs and acquisition fees, for which we previously owned a leasehold interest.
Depreciation expense for the six months ended June 30, 2013 and 2012 was $20,821,000 and $10,073,000, respectively. For the six months ended June 30, 2013 and 2012, we had capital expenditures of $1,815,000 and $1,621,000, respectively, on our medical office buildings, $0 and $507,000, respectively, on our skilled nursing facilities and $3,000 and $0, respectively, on our senior housing facilities. We did not have any capital expenditures on our hospitals for the six months ended June 30, 2013 and 2012.
Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio noted above. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2013
For the six months ended June 30, 2013, we completed 12 acquisitions comprising 31 buildings from unaffiliated parties. The aggregate purchase price of these properties was $234,273,000 and we incurred $6,092,000 to our advisor entities and their affiliates in acquisition fees in connection with these acquisitions. The following is a summary of our acquisitions for the six months ended June 30, 2013:

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Issuance of Limited Partnership Units(4)	Acquisition Fee(5)
A & R Medical Office Building Portfolio	Ruston, LA; and Abilene, TX	Medical Office	02/20/13	$31,750,000	$—	$29,000,000	$—	$826,000
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	02/28/13	15,050,000	—	15,000,000	—	391,000
St. Anthony North Denver MOB II	Westminster, CO	Medical Office	03/22/13	4,100,000	—	—	—	107,000
Eagles Landing GA MOB	Stockbridge, GA	Medical Office	03/28/13	12,400,000	—	12,300,000	—	322,000
Eastern Michigan MOB Portfolio	Novi and West Bloomfield, MI	Medical Office	03/28/13	21,600,000	—	21,600,000	—	562,000
Central Indiana MOB Portfolio(6)	Avon, Bloomington, Carmel, Fishers, Indianapolis, Muncie and Noblesville, IN	Medical Office	03/28/13, 04/26/13 and 05/20/13	88,750,000	59,343,000	—	2,012,000	2,308,000
Pennsylvania SNF Portfolio	Milton and Watsontown, PA	Skilled Nursing	04/30/13	13,000,000	—	9,000,000	—	338,000
Rockwall MOB II	Rockwall, Texas	Medical Office	05/23/13	5,400,000	—	—	—	140,000
Pittsfield Skilled Nursing Facility	Pittsfield, MA	Skilled Nursing	05/29/13	15,750,000	—	—	—	410,000
Des Plaines Surgical Center	Des Plaines, IL	Medical Office	05/31/13	10,050,000	—	—	—	261,000
Pacific Northwest Senior Care Portfolio(7)	Grants Pass, OR	Skilled Nursing	05/31/13	6,573,000	—	—	—	171,000
Winn MOB Portfolio	Decatur, GA	Medical Office	06/03/13	9,850,000	—	—	—	256,000
Total				$234,273,000	$59,343,000	$86,900,000	$2,012,000	$6,092,000
___________

(1)	We own 100% of our properties acquired in 2013.

(2)	Represents the balance of the mortgage loans payable assumed by us at the time of acquisition.

(3)
Represents borrowings under the unsecured revolving line of credit, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down the unsecured revolving line of credit as needed. See Note 9, Line of Credit, for a further discussion.

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

(6)	On March 28, 2013, April 26, 2013 and May 20, 2013, we added a total of 12 additional buildings to our existing Central Indiana MOB Portfolio.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(7)	On May 31, 2013, we purchased the fourteenth skilled nursing facility comprising our existing Pacific Northwest Senior Care Portfolio.

Acquisitions in 2012
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

Property(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Acquisition Fee(5)
Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	$166,500,000	$83,159,000	$58,435,000	(3)	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	33,800,000	17,354,000	15,600,000	(3)	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	32,500,000	14,482,000	19,000,000	(3)	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	24,600,000	11,933,000	6,000,000	(3)	640,000
Gulf Plains MOB portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	19,250,000	—	16,000,000	(3)	501,000
Midwestern MOB portfolio	Champaign and Lemont, IL	Medical Office	05/22/12	9,060,000	3,697,000	4,000,000	(3)	236,000
Texarkana MOB	Texarkana, TX	Medical Office	06/14/12	6,500,000	—	—		169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	13,200,000	—	—		343,000
Columbia MOB	Columbia SC	Medical Office	06/26/12	6,900,000	—	—		179,000
Ola Nalu MOB Portfolio	Huntsville, AL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12	65,032,000	—	60,000,000	(4)	1,691,000
Total				$377,342,000	$130,625,000	$179,035,000		$10,062,000

(1)	We own 100% of our properties acquired in 2012.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

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

(4)
Represents borrowings under the unsecured revolving line of credit, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advance funds and pay down the unsecured revolving lines of credit as needed. See Note 9, Line of Credit, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(5)
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

4. Real Estate Note Receivable, Net

On October 5, 2012, we entered into a loan agreement to loan up to $12,100,000 to Medistar Murray LTACH, LLC, an unaffiliated third party, or the borrower, which is secured by Salt Lake City LTACH, or the Salt Lake City Note. The purpose of the Salt Lake City Note is to provide the borrower with construction financing which will be used to complete the construction of Salt Lake City LTACH. The Salt Lake City Note requires interest only payments payable monthly, in arrears, beginning on November 1, 2012 and continuing on the first day of each month thereafter through and including October 1, 2013. The Salt Lake City Note matures on October 5, 2013 when all unpaid principal, plus accrued and unpaid interest, is due in full. The Salt Lake City Note may be extended by one six-month period at our discretion and the payment of a 1.00% extension fee. Advances under the Salt Lake City Note bear interest at a per annum rate equal to the prime rate as published in the Wall Street Journal for such day plus 2.00%, subject to a minimum interest rate floor of 5.25% per annum. As of June 30, 2013 and December 31, 2012, the per annum rate in effect under the Salt Lake City Note was 5.25%. The Salt Lake City Note may be applied to the purchase price as part of the subsequent acquisition of the property by us. We incurred to our advisor entities and their affiliates, as compensation for services rendered in connection with the Salt Lake City Note, an acquisition fee of 2.00%, or $208,000, of the total amount advanced through June 30, 2013 under the Salt Lake City Note. As of June 30, 2013 and December 31, 2012, advances outstanding under the Salt Lake City Note totaled $10,413,000 and $5,213,000, respectively, and $1,687,000 and $6,887,000, respectively, remained available.
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
Real estate note receivable, net consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Real estate note receivable	$10,413,000	$5,213,000
Unamortized closing costs and origination fees, net	6,000	(31,000)
Real estate note receivable, net	$10,419,000	$5,182,000
The following shows the change in the carrying amount of the real estate note receivable for the six months ended June 30, 2013:

Amount
Real estate note receivable, net — December 31, 2012	$5,182,000
Additions:
Advances on real estate receivable	5,200,000
Closing costs and origination fees, net	104,000
Deductions:
Amortization of closing costs and origination fees	(67,000)
Real estate note receivable, net — June 30, 2013	$10,419,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on closing costs and origination fees for the three and six months ended June 30, 2013 was recorded against real estate revenue in our accompanying condensed consolidated statements of operations. We did not record any amortization expense on closing costs and origination fees for the three and six months ended June 30, 2012.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2013 and December 31 2012:

	June 30,	December 31,
	2013	2012
Tenant relationships, net of accumulated amortization of $7,545,000 and $4,662,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 17.2 years and 20.5 years as of June 30, 2013 and December 31, 2012, respectively)	$107,480,000	$88,304,000
In-place leases, net of accumulated amortization of $17,722,000 and $11,532,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 9.9 years and 10.6 years as of June 30, 2013 and December 31, 2012, respectively)	94,750,000	88,110,000
Leasehold interests, net of accumulated amortization of $522,000 and $400,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 63.2 years and 63.1 years as of June 30, 2013 and December 31, 2012, respectively)	15,242,000	15,690,000
Above market leases, net of accumulated amortization of $2,882,000 and $1,805,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 6.9 years and 9.4 years as of June 30, 2013 and December 31, 2012, respectively)	10,447,000	11,190,000
Defeasible interest, net of accumulated amortization of $21,000 and $14,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 40.3 years and 40.8 years as of June 30, 2013 and December 31, 2012, respectively)	602,000	610,000
Master leases, net of accumulated amortization of $178,000 and $616,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 0.4 years and 0.6 years as of June 30, 2013 and December 31, 2012, respectively)	59,000	243,000
	$228,580,000	$204,147,000

Amortization expense for the three months ended June 30, 2013 and 2012 was $6,185,000 and $3,111,000, respectively, which included $688,000 and $393,000, respectively, of amortization recorded against real estate revenue for above market leases and $68,000 and $62,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

Amortization expense for the six months ended June 30, 2013 and 2012 was $11,685,000 and $5,583,000, respectively, which included $1,246,000 and $610,000, respectively, of amortization recorded against real estate revenue for above market leases and $138,000 and $121,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 16.8 and 18.9 years as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$12,532,000
2014	22,009,000
2015	19,762,000
2016	17,910,000
2017	16,561,000
Thereafter	139,806,000
$228,580,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Deferred rent receivables	$15,847,000	$10,219,000
Deferred financing costs, net of accumulated amortization of $2,266,000 and $1,276,000 as of June 30, 2013 and December 31, 2012, respectively	7,818,000	6,234,000
Prepaid expenses and deposits	3,365,000	1,353,000
Lease commissions, net of accumulated amortization of $217,000 and $122,000 as of June 30, 2013 and December 31, 2012, respectively	3,477,000	1,716,000
	$30,507,000	$19,522,000

Amortization expense on lease commissions for the three months ended June 30, 2013 and 2012 was $71,000 and $23,000, respectively, and for the six months ended June 30, 2013 and 2012 was $116,000 and $39,000, respectively. Amortization expense on deferred financing costs for three months ended June 30, 2013 and 2012 was $622,000 and $442,000, respectively, and for the six months ended June 30, 2013 and 2012 was $1,081,000 and $914,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations. For the six months ended June 30, 2013, $56,000 of the $1,081,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable secured by Hardy Oak Medical Office Building. For the six months ended June 30, 2012, $17,000 of the $914,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable secured by Virginia Skilled Nursing Facility Portfolio.
Estimated amortization expense on deferred financing costs and lease commissions as of June 30, 2013 for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$1,715,000
2014	3,313,000
2015	1,843,000
2016	702,000
2017	551,000
Thereafter	3,171,000
$11,295,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $330,141,000 ($345,227,000, net of discount and premium) and $278,245,000 ($291,052,000, net of discount and premium) as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.29% to 6.60% per annum and a weighted average effective interest rate of 4.92% per annum. As of June 30, 2013, we had $313,800,000 ($329,112,000, net of discount and premium) of fixed rate debt, or 95.1% of mortgage loans payable, at a weighted average effective interest rate of 5.04% per annum and $16,341,000 ($16,115,000, net of discount) of variable rate debt, or 4.90% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratio, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of June 30, 2013 and December 31, 2012:

	Interest		June 30,	December 31,
Property	Rate(1)	Maturity Date	2013	2012
Fixed Rate Debt:
Pocatello East Medical Office Building	6.00%	10/01/20	$7,493,000	$7,594,000
Monument LTACH Portfolio	5.79%	05/27/18	23,772,000	24,134,000
Hardy Oak Medical Office Building	6.60%	10/10/16	—	5,080,000
Maxfield Medical Office Building	5.17%	02/28/15	4,790,000	4,879,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern SNF Portfolio (Bell Minor)	4.57%	08/01/40	6,913,000	6,977,000
Southeastern SNF Portfolio (Covington)	4.60%	08/01/40	11,073,000	11,174,000
Southeastern SNF Portfolio (Mobile)	4.60%	08/01/40	4,926,000	4,971,000
Southeastern SNF Portfolio (Shreveport)	4.60%	08/01/40	10,599,000	10,696,000
Southeastern SNF Portfolio (Westminster)	4.57%	08/01/40	4,482,000	4,523,000
Southeastern SNF Portfolio (Buckhead)	5.25%	03/01/45	11,726,000	11,797,000
Southeastern SNF Portfolio (Rockdale)	5.25%	03/01/45	7,912,000	7,960,000
Southeastern SNF Portfolio (Millington)	4.60%	08/01/45	4,707,000	4,739,000
Southeastern SNF Portfolio (Memphis)	4.57%	08/01/45	6,640,000	6,684,000
FLAGS MOB Portfolio (Okatie)	5.62%	07/01/14	7,575,000	7,662,000
FLAGS MOB Portfolio (Boynton)	6.31%	08/01/16	4,046,000	4,084,000
FLAGS MOB Portfolio (Tempe)	5.33%	08/01/15	5,249,000	5,307,000
Spokane MOB	5.59%	03/11/35	14,060,000	14,214,000
Centre Medical Plaza	5.95%	03/01/14	11,636,000	11,767,000
Midwestern MOB Portfolio (Champaign)	5.88%	05/11/21	3,639,000	3,667,000
Midwestern MOB Portfolio (Naperville)	5.91%	06/05/16	7,118,000	7,172,000
Midwestern MOB Portfolio (Urbana)	5.46%	06/01/15	6,705,000	6,773,000
Southeastern SNF Portfolio (Snellville)	2.48%	09/01/47	13,136,000	13,258,000
Jasper MOB Portfolio	6.10%	07/06/17	6,209,000	6,253,000
Surgical Hospital of Humble	3.65%	01/01/20	6,550,000	6,550,000
St. Anthony North Medical Office Building	3.65%	01/01/20	5,975,000	5,975,000
Parkway Medical Center	3.65%	01/01/20	5,450,000	5,450,000
St. Vincent Medical Office Building	3.65%	01/01/20	5,050,000	5,050,000
Greeley MOB	3.65%	01/01/20	6,600,000	6,600,000
Columbia MOB	3.65%	01/01/20	3,450,000	3,450,000
Ola Nalu MOB Portfolio (Rockwall)	3.65%	01/01/20	11,043,000	11,043,000
Ola Nalu MOB Portfolio (Huntsville)	3.65%	01/01/20	4,667,000	4,667,000
Central Indiana MOB Portfolio (Carmel Penn)	6.60%	10/15/18	5,422,000	5,462,000
Central Indiana MOB Portfolio (Riverview Medical Arts Building)	6.53%	04/01/18	6,295,000	—
Central Indiana MOB Portfolio (Avon)	5.64%	04/01/16	4,248,000	—
Central Indiana MOB Portfolio (North Meridian)	5.73%	06/01/16	2,607,000	—

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Interest		June 30,	December 31,
Property	Rate(1)	Maturity Date	2013	2012
Central Indiana MOB Portfolio (Bloomington)	5.84%	05/01/16	$4,183,000	$—
Central Indiana MOB Portfolio (Noblesville)	5.89%	05/01/16	5,223,000	—
Central Indiana MOB Portfolio (Muncie)	5.90%	08/01/16	6,243,000	—
Central Indiana MOB Portfolio (Hazel Dell)	5.78%	06/01/16	2,376,000	—
Central Indiana MOB Portfolio (8260 Naab Rd)	5.89%	05/01/16	6,168,000	—
Central Indiana MOB Portfolio (Carmel Physicians)	5.31%	10/01/15	9,793,000	—
Central Indiana MOB Portfolio (Fishers MOB)	5.54%	12/01/15	3,545,000	—
Central Indiana MOB Portfolio (Indiana Heart Physicians)	5.84%	08/01/15	8,506,000	—
			313,800,000	261,612,000
Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.29%	08/15/21 (callable)	2,609,000	2,731,000
Lawton Medical Office Building Portfolio	3.10%	01/01/16	6,884,000	6,970,000
Muskogee Long-Term Acute Care Hospital	2.59%	04/08/18	6,848,000	6,932,000
			16,341,000	16,633,000
Total fixed and variable rate debt			330,141,000	278,245,000
Add: premium			15,318,000	13,055,000
Less: discount			(232,000)	(248,000)
Mortgage loans payable, net			$345,227,000	$291,052,000
__________

(1)	Represents the per annum interest rate in effect as of June 30, 2013.

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

As of June 30, 2013, the principal payments due on our mortgage loans payable for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows:

Year	Amount
2013	$5,309,000
2014	24,368,000
2015	41,985,000
2016	50,419,000
2017	24,779,000
Thereafter	183,281,000
$330,141,000
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
As of June 30, 2013, no derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2013 and 2012, we recorded $123,000 and $(47,000), respectively, and for the six months ended June 30, 2013 and 2012, we recorded $212,000 and $(52,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
The following table lists the derivative financial instruments held by us as of June 30, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,609,000	one month LIBOR	6.00%	$(362,000)	Swap	08/15/21
6,884,000	one month LIBOR	4.41%	(46,000)	Swap	01/01/14
6,848,000	one month LIBOR	4.28%	(92,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(82,000)	Swap	10/01/15
$23,125,000			$(582,000)
The following table lists the derivative financial instruments held by us as of December 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,731,000	one month LIBOR	6.00%	$(470,000)	Swap	08/15/21
6,970,000	one month LIBOR	4.41%	(89,000)	Swap	01/01/14
6,932,000	one month LIBOR	4.28%	(147,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(89,000)	Swap	10/01/15
$23,417,000			$(795,000)
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
Unsecured Revolving Line of Credit
On June 5, 2012, we, our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, as administrative agent, swingline lender and issuer of letters of credit; KeyBank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint book managers; and the lenders named therein, to obtain an unsecured revolving line

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of credit, with an aggregate maximum principal amount of $200,000,000, or the unsecured line of credit. On June 5, 2012 and June 7, 2012, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America, KeyBank, Comerica Bank and RBS Citizens N.A., whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement. The proceeds of loans made under the unsecured line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership may obtain up to 10.0% of the maximum principal amount in the form of standby letters of credit and up to 15.0% of the maximum principal amount in the form of swingline loans.
On May 24, 2013, we entered into a Second Amendment to the Credit Agreement, or the Amendment, which increased the aggregate maximum principal amount of the unsecured line of credit to $450,000,000, with Bank of America, KeyBank National Association, RBS Citizens, N.A., and Comerica Bank, as existing lenders, and Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank, and Sumitomo Mitsui Banking Corporation, as new lenders. The Amendment also revised the amount that may be obtained by our operating partnership in the form of swingline loans from up to 15.0% of the maximum principal amount to up to $50,000,000. On May 24, 2013, we also entered into separate revolving notes with each of Bank of America, KeyBank, RBS Citizens, N.A., Comerica Bank, Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank, and Sumitomo Mitsui Banking Corporation whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement.
The maximum principal amount of the Credit Agreement, as amended, may be increased by up to $200,000,000, for a total principal amount of $650,000,000, subject to (a) the terms of the Credit Agreement, as amended, and (b) such additional financing amount being offered and provided by existing lenders or new lenders under the Credit Agreement, as amended.
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended) plus 1.00%, plus (ii) a margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly. The unsecured line of credit matures on June 5, 2015, and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.
We are required to pay a fee on the unused portion of the lenders' commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.25% if the average daily used amount is greater than 50.0% of the commitments and 0.35% if the average daily used amount is less than 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.
The Credit Agreement, as amended, requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement, as amended. In the event of default, Bank of America has the right to terminate its obligations under the Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
The actual amount of credit available under the unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement, as amended. Based on the value of our borrowing base properties, as such term is used in the Credit Agreement, as amended, our aggregate borrowing capacity under the unsecured line of credit was $450,000,000 and $200,000,000, respectively, as of June 30, 2013 and December 31, 2012. As of June 30, 2013, borrowings outstanding under the unsecured line of credit totaled $0 and $450,000,000 remained available under the unsecured line of credit. As of December 31, 2012, borrowings outstanding under the unsecured line of credit totaled $200,000,000 and $0 remained available under the unsecured line of credit. The weighted average interest rate of borrowings outstanding as of December 31, 2012 was 3.33% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Below market leases, net of accumulated amortization of $539,000 and $265,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 7.9 years and 8.2 years as of June 30, 2013 and December 31, 2012, respectively)	$4,201,000	$3,006,000
Above market leasehold interests, net of accumulated amortization of $43,000 and $17,000 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 45.5 and 48.8 years as of June 30, 2013 and December 31, 2012, respectively)	2,271,000	2,150,000
	$6,472,000	$5,156,000
Amortization expense on below market leases for the three months ended June 30, 2013 and 2012 was $193,000 and $44,000, respectively, and for the six months ended June 30, 2013 and 2012 was $340,000 and $82,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
Amortization expense on above market leasehold interests for the three months ended June 30, 2013 and 2012 was $14,000 and $1,000, respectively, and for the six months ended June 30, 2013 and 2012 was $26,000 and $1,000, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities is 21.1 and 25.1 years as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, estimated amortization expense on below market leases and above market leasehold interests for the six months ending December 31, 2013 and each of the next four years ending December 31 and thereafter is as follows:

Year	Amount
2013	$421,000
2014	780,000
2015	698,000
2016	637,000
2017	521,000
Thereafter	3,415,000
$6,472,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses
Since January 7, 2012, our other organizational and offering expenses in connection with our initial offering (other than selling commissions and the dealer manager fee) are being paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses will only become our liability to the extent they do not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. As of February 14, 2013 and December 31, 2012, our sub-advisor, our former advisor and their affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our initial offering. We terminated our initial offering and commenced our follow-on offering on February 14, 2013.
Our other organizational and offering expenses incurred in connection with our follow-on offering are initially paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses will only become our liability to the extent these other organizational and offering expenses do not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2012, our sub-advisor and its affiliates have incurred expenses on our behalf of $610,000, in excess of 1.0% of the gross proceeds related to our follow-on offering, and therefore, these expenses were not recorded in our accompanying condensed consolidated financial statements as of December 31, 2012. As of June 30, 2013, our sub-advisor and its affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our follow-on offering.
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
Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three and six months ended June 30, 2012, we incurred $0 and $5,481,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.
We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended June 30, 2013 and 2012, we incurred $10,633,000 and $7,086,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $17,778,000 and $7,086,000, respectively, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage
Initial Offering Selling Commissions
Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2012, we incurred $0 and $512,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, selling commissions in connection with our initial offering were paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Initial Offering Dealer Manager Fee
Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2012, we incurred $0 and $227,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
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
Initial Offering
Effective as of January 7, 2012, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended June 30, 2013 and 2012, we incurred $1,000 and $1,196,000,

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

respectively, and for the six months ended June 30, 2013 and 2012, we incurred $116,000 and $1,870,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three and six months ended June 30, 2012, we incurred $0 and $76,000, respectively, in offering expenses to our former advisor or its affiliates in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013, our other organizational and offering expenses are paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates are reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2013, we incurred $1,288,000 and $1,946,000, respectively, in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at $9.00 or $9.20 per share, as applicable, the then established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended June 30, 2013 and 2012, we incurred $3,713,000 and $3,759,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $6,198,000 and $5,483,000, respectively, in acquisition fees to our sub-advisor or its affiliates, which included 23,056 and 24,090, respectively, shares of our common stock for the three months ended June 30, 2013 and 2012, and 38,213 and 35,140, respectively, shares of our common stock for the six months ended June 30, 2013 and 2012.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, entirely payable in cash. For the three and six months ended June 30, 2012, we incurred $0 and $4,579,000, respectively, in acquisition fees to our former advisor or its affiliates.
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
Development Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and six months ended June 30, 2013 and 2012, we did not incur any development fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reimbursement of Acquisition Expenses
Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and six months ended June 30, 2013 and 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the three and six months ended June 30, 2012, we did not incur any acquisition expenses to our former advisor or its affiliates.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations or are capitalized and included in real estate investments, net, as applicable.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and six months ended June 30, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio on May 2, 2013. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Operational Stage
Asset Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended June 30, 2013 and 2012, we incurred $3,011,000 and $1,448,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $5,729,000 and $2,644,000, respectively, in asset management fees to our sub-advisor.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three and six months ended June 30, 2012, we incurred $0 and $61,000, respectively, in asset management fees to our former advisor or its affiliates.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended June 30, 2013 and

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2012, we incurred $1,033,000 and $444,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $1,858,000 and $792,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three and six months ended June 30, 2012, we incurred $0 and $16,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations.
On-site Personnel and Engineering Payroll
For the three and six months ended June 30, 2013 and 2012, we did not incur any payroll for on-site personnel and engineering to our sub-advisor or its affiliates nor to our former advisor or its affiliates.
Lease Fees
Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended June 30, 2013 and 2012, we incurred $1,551,000 and $224,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $1,856,000 and $455,000, respectively, in lease fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three and six months ended June 30, 2012, we did not incur any lease fees to our former advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2013 and 2012, we incurred $36,000 and $15,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $75,000 and $47,000, respectively, in construction management fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three and six months ended June 30, 2012, we did not incur any expenses in construction management fees to our former advisor or its affiliates.
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
For the 12 months ended June 30, 2013, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.4% and 171.1%, respectively, for the 12 months ended June 30, 2013. For the three and six months ended June 30, 2013 and 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three and six months ended June 30, 2012, our former advisor or its affiliates did not incur any operating expenses on our behalf.
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
For the three and six months ended June 30, 2012, we incurred expenses of $0 and $10,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
For the three and six months ended June 30, 2012, GEEA incurred expenses of $0 and $2,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses became our liability since cumulative other organizational and offering expenses did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2013 and 2012, our sub-advisor and its affiliates did not perform any additional services for us.
Until January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the three and six months ended June 30, 2012, our former advisor or its affiliates did not perform any additional services for us.
Liquidity Stage
Disposition Fees
Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2013 and 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.
Subordinated Distribution upon Listing
Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and six months ended June 30, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012, our former advisor would have been entitled to a similar subordinated distribution upon listing. We did not incur any subordinated distribution upon listing to our former advisor.
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
For the three and six months ended June 30, 2013 and 2012, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

Executive Stock Purchase Plans
On December 30, 2011, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, and our President, Chief Operating Officer and Director, Danny Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan Oh; and our Secretary, Cora Lo also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salaries that were earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2012. The shares were purchased pursuant to our initial offering at a price of $9.00

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

per share prior to November 7, 2012 and $9.20 per share on or after November 7, 2012 reflecting the offering price in effect on the date of each stock purchase, exclusive of selling commissions and the dealer manager fee.
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
For the three and six months ended June 30, 2013 and 2012, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended June 30,				Six Months Ended June 30,
		2013		2012		2013		2012
Officer's Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$20,000	2,170	$20,000	2,320	$40,000	4,339	$33,000	3,718
Danny Prosky	President and Chief Operating Officer	15,000	1,567	15,000	1,631	29,000	3,132	22,000	2,446
Mathieu B. Streiff	Executive Vice President	13,000	1,396	13,000	1,423	26,000	2,787	19,000	2,135
Shannon K S Johnson	Chief Financial Officer	6,000	597	7,000	731	11,000	1,145	7,000	731
Stefan Oh	Senior Vice President of Acquisitions	5,000	576	6,000	712	8,000	917	6,000	712
Cora Lo	Secretary	3,000	334	4,000	458	6,000	643	4,000	458
		$62,000	6,640	$65,000	7,275	$120,000	12,963	$91,000	10,200

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Fee	2013	2012
Asset and property management fees	$1,414,000	$1,109,000
Lease commissions	198,000	364,000
Offering costs	246,000	277,000
Construction management fees	68,000	40,000
Acquisition fees	4,000	16,000
Operating expenses	—	1,000
	$1,930,000	$1,807,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.
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
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010, June 14, 2011 and November 7, 2012, in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 22,500 shares, respectively, of our restricted common stock to our independent directors. Through June 30, 2013, we had issued 178,514,444 shares of our common stock in connection with our offerings and 5,862,563 shares of our common stock pursuant to the DRIP, and we had also repurchased 1,100,814 shares of our common stock under our share repurchase plan. As of June 30, 2013 and December 31, 2012, we had 183,350,915 and 113,199,988 shares of our common stock issued and outstanding, respectively.
As of June 30, 2013, we had a receivable of $9,850,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received on July 1, 2013.

Offering Costs
Selling Commissions
Initial Offering
Effective as of January 7, 2012, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2013 and 2012, we incurred $0 and $8,130,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $9,102,000 and $12,737,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013, our dealer manager receives selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $33,457,000 and $37,894,000, respectively, in selling commissions to our dealer manager. Such selling commissions are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Dealer Manager Fee
Initial Offering
Effective as of January 7, 2012, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2013 and 2012, we incurred $0 and $3,558,000, respectively, and for the six months ended June 30, 2013 and 2012, we incurred $3,981,000 and $5,572,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering

Pursuant to our follow-on offering, which commenced February 14, 2013, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the shares of common stock sold pursuant to our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of the dealer manager fee to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $14,888,000 and $16,850,000, respectively, in dealer manager fees to our dealer manager. Such fees are charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our follow-on offering.
Noncontrolling Interests
On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 limited partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. Between December 31, 2012 and May 20, 2013, 12 investors contributed their interests in 14 buildings in exchange for 254,400 limited partnership units in our operating partnership. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both.
As of June 30, 2013 and 2012, we owned a greater than a 99.86% and 99.99%, respectively, general partnership interest in our operating partnership and our limited partners owned less than a 0.14% and 0.01%, respectively, limited partnership interest in our operating partnership. As such, for the six months ended June 30, 2013 and 2012, less than 0.14% and 0.01%, respectively, of the earnings of our operating partnership are allocated to noncontrolling interests, subject to certain limitations.
In addition, as of June 30, 2013 and December 31, 2012, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property are allocated to noncontrolling interests.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. For the three months ended June 30, 2013 and 2012, $12,701,000 and $4,773,000, respectively, in distributions were reinvested and 1,307,929 and 502,442 shares of our common stock, respectively, were issued pursuant to the DRIP. For the six months ended June 30, 2013 and 2012, $22,830,000 and $8,649,000, respectively, in distributions were reinvested and 2,351,143 and 910,461 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2013 and December 31, 2012, a total of $56,254,000 and $33,424,000, respectively, in distributions were reinvested and 5,862,563 and 3,511,420 shares of our common stock, respectively, were issued pursuant to the DRIP.

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
Until December 7, 2012, under our share repurchase plan, repurchase prices ranged from $9.25, or 92.5% of the price paid per share, following a one year holding period to an amount not less than 100% of the price paid per share following a four year holding period. On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased at 92.5% to 100% of each stockholder's repurchase amount depending on the period of time their shares have been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are to be repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended June 30, 2013 and 2012, we received share repurchase requests and repurchased 264,683 and 55,556 shares of our common stock, respectively, for an aggregate of $2,554,000 and $547,000, respectively, at an average repurchase price of $9.65 and $9.83 per share, respectively, and for the six months ended June 30, 2013 and 2012, we received share repurchase requests and repurchased 544,675 and 166,440 shares of our common stock, respectively, for an aggregate of $5,254,000 and $1,614,000, respectively, at an average repurchase price of $9.65 and $9.70 per share, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
As of June 30, 2013 and December 31, 2012, we had received share repurchase requests and had repurchased 1,100,814 shares of our common stock for an aggregate of $10,615,000 at an average price of $9.64 per share and 556,139 shares of our common stock for an aggregate of $5,361,000 at an average price of $9.64, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011 and November 7, 2012 in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors, in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts, which will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then current offering price of shares of our common stock; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. For the three months ended June 30, 2013 and 2012, we recognized compensation expense of $27,000 and $16,000, respectively, and for the six months ended June 30, 2013 and 2012, we recognized compensation expense of $53,000 and $33,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2013 and 2012, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2013 and December 31, 2012, there was $207,000 and $260,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.69 years.

As of June 30, 2013 and December 31, 2012, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $259,000 and $289,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2013 and December 31, 2012, and the changes for the six months ended June 30, 2013, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	28,500	$10.14
Granted	—	$—
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — June 30, 2013	25,500	$10.16
Expected to vest — June 30, 2013	25,500	$10.16
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$582,000	$—	$582,000
Contingent consideration obligations	—	—	6,489,000	6,489,000
Total liabilities at fair value	$—	$582,000	$6,489,000	$7,071,000

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

There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2013 and 2012.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps. As a result, we have determined that our interest rate swaps valuation in their entirety are classified in Level 2 of the fair value hierarchy.

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

Obligations
In connection with our property acquisitions, we have accrued $6,489,000 and $60,204,000 as contingent consideration obligations as of June 30, 2013 and December 31, 2012, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing of unoccupied space. Of the amount accrued as of December 31, 2012, $52,585,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011, $5,492,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $2,127,000 relates to various other property acquisitions. Of the amount accrued as of June 30, 2013, $4,265,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio and $2,224,000 relates to various other property acquisitions.
We recorded an increase in the obligation related to Philadelphia SNF Portfolio of $458,000 for the six months ended June 30, 2013. For the six months ended June 30, 2013, we paid $53,043,000 to settle obligations related to our acquisition of Philadelphia SNF Portfolio. Such payments resulted in an increase in the monthly rent charged to the tenant and additional rental revenue to us.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of June 30, 2013, we have made payments of $2,260,000 towards this obligation.

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
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of June 30, 2013 for our most significant contingent consideration obligations:

Property	Fair Value as of June 30, 2013	Unobservable Inputs	Range of Inputs/Inputs
Pacific Northwest Senior Care Portfolio	$4,265,000	Achieve Required Lease Coverage Ratios	Yes
		Total Estimated Cost of Tenant Improvements	$6,525,000
		Percentage of Eligible Payment Requested	100%

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Significant increases or decreases in any of the unobservable inputs in isolation or aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of June 30, 2013. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do so in all instances noted above, then the fair value would decrease. If the lease coverage ratio for Pacific Northwest Senior Care Portfolio is not met, then the fair value would decrease to $2,440,000. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenants improvements would have no impact on the payment.

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contingent Consideration Assets:
Beginning balance	$—	$50,000	$—	$115,000
Realized/unrealized losses recognized in earnings	—	(48,000)	—	(113,000)
Settlement of asset	—	(2,000)	—	(2,000)
Ending balance	$—	$—	$—	$—
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$59,615,000	$4,844,000	$60,204,000	$6,058,000
Additions to contingent consideration obligations	287,000	—	287,000	—
Realized/unrealized (gains) losses recognized in earnings	(185,000)	(78,000)	273,000	(511,000)
Settlements of obligations	(53,228,000)	(1,186,000)	(54,275,000)	(1,967,000)
Ending balance	$6,489,000	$3,580,000	$6,489,000	$3,580,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$(185,000)	$(78,000)	$(185,000)	$(511,000)
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
The fair value of the mortgage loans payable and the unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2013 and December 31, 2012, the fair value of the mortgage loans payable was $343,197,000 and $308,472,000, respectively, compared to the carrying value of $345,227,000 and $291,052,000, respectively. The fair value of the unsecured line of credit as of June 30, 2013 and December 31, 2012 was $0 and $199,780,000, respectively, compared to the carrying value of $0 and

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$200,000,000, respectively. We have determined that the mortgage loans payable and the unsecured line of credit valuations are classified as Level 2 within the fair value hierarchy.
15. Business Combinations
2013
For the six months ended June 30, 2013, we completed nine acquisitions comprising 27 buildings. The aggregate purchase price was $198,950,000, plus closing costs and acquisition fees of $6,117,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2013 for the period subsequent to the acquisition date of each property through June 30, 2013. For the period from the acquisition date through June 30, 2013, we recognized the following amounts of revenue and net income for the acquisitions:

Property	Revenue	Net Income
2013 Acquisitions	$4,990,000	$1,002,000

The following summarizes the fair value of our 2013 acquisitions at the time of acquisition:

	2013 Acquisitions
Land	$17,025,000
Building and improvements	148,246,000
In-place leases	13,673,000
Tenant relationships	22,058,000
Above market leases	2,512,000
Total assets acquired	203,514,000
Mortgage loans payable, net	(62,712,000)
Below market leases	(1,536,000)
Above market leasehold interest	(147,000)
Other liabilities	(287,000)	(1)
Total liabilities assumed	(64,682,000)
Net assets acquired	$138,832,000
___________

(1)
Included in other liabilities is $287,000 accrued for as contingent consideration in connection with the purchase of a building in the Central Indiana MOB Portfolio. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the acquisitions in 2013 discussed above had occurred on January 1, 2012, for the three and six months ended June 30, 2013 and 2012, pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$47,010,000	$28,066,000	$92,841,000	$53,107,000
Net income (loss)	$9,056,000	$(966,000)	$17,934,000	$(4,112,000)
Net income (loss) attributable to controlling interest	$9,042,000	$(963,000)	$17,905,000	$(4,099,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.05	$(0.01)	$0.12	$(0.06)

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
2012
For the six months ended June 30, 2012, we completed 10 acquisitions comprising 33 buildings. The aggregate purchase price was $377,342,000, plus closing costs and acquisition fees of $11,322,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the acquisitions are reflected in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2012 for the period subsequent to the acquisition date of each property through June 30, 2012. For the period from the acquisition date through June 30, 2012, we recognized the following amounts of revenue and net income (loss) for the acquisitions:

Property	Revenue	Net Income
Southeastern SNF Portfolio	$9,075,000	$3,236,000
Other 2012 Acquisitions	$4,475,000	$84,000

The following summarizes the fair value of our 2012 acquisitions at the time of acquisition. We present separately the one individually significant acquisition during the six months ended June 30, 2012, Southeastern SNF Portfolio, and aggregate the rest of the acquisitions during the six months ended June 30, 2012.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Southeastern SNF Portfolio	Other 2012 Acquisitions
Building and improvements	$123,175,000	$161,773,000
Land	15,009,000	14,611,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	13,020,000
Tenant relationships	15,271,000	18,587,000
Leasehold interest	—	3,614,000
Master lease	—	42,000
Defeasible interest	—	623,000
Above market leases	—	4,054,000
Total assets acquired	175,952,000	216,324,000
Mortgage loans payable, net	(92,611,000)	(49,632,000)
Below market leases	—	(752,000)
Above market leasehold interest	—	(225,000)
Other liabilities	—	(3,980,000)
Total liabilities assumed	(92,611,000)	(54,589,000)
Net assets acquired	$83,341,000	$161,735,000
Assuming the acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three and six months ended June 30, 2012, pro forma revenue, net income, net income attributable to controlling interest and net income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$24,952,000	$49,324,000
Net income	$3,371,000	$8,156,000
Net income attributable to controlling interest	$3,371,000	$8,156,000
Net income per common share attributable to controlling interest — basic and diluted	$0.04	$0.09

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
16. Segment Reporting

As of June 30, 2013, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, loss on foreign currency

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

transactions and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment operating income should be examined in conjunction with net income (loss) as presented in our accompanying condensed consolidated financial statements.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2013 and 2012 is as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Three Months Ended June 30, 2013
Revenue:
Real estate revenue	$25,023,000	$12,177,000	$5,837,000	$2,357,000	$45,394,000
Expenses:
Rental expenses	8,385,000	823,000	850,000	159,000	10,217,000
Segment net operating income	$16,638,000	$11,354,000	$4,987,000	$2,198,000	$35,177,000
Expenses:
General and administrative					4,369,000
Acquisition related expenses					3,674,000
Depreciation and amortization					16,420,000
Income from operations					10,714,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(4,488,000)
Gain in fair value of derivative financial instruments					123,000
Loss on foreign currency transactions					(330,000)
Interest income					34,000
Net income					$6,053,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Three Months Ended June 30, 2012
Revenue:
Real estate revenue	$10,657,000	$8,950,000	$2,200,000	$—	$21,807,000
Expenses:
Rental expenses	3,902,000	665,000	203,000	—	4,770,000
Segment net operating income	$6,755,000	$8,285,000	$1,997,000	$—	$17,037,000
Expenses:
General and administrative					2,511,000
Acquisition related expenses					4,582,000
Depreciation and amortization					7,981,000
Income from operations					1,963,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(3,134,000)
Loss in fair value of derivative financial instruments					(47,000)
Interest income					3,000
Net loss					$(1,215,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Six Months Ended June 30, 2013
Revenue:
Real estate revenue	$46,477,000	$22,927,000	$11,488,000	$4,720,000	$85,612,000
Expenses:
Rental expenses	15,018,000	1,619,000	1,505,000	315,000	18,457,000
Segment net operating income	$31,459,000	$21,308,000	$9,983,000	$4,405,000	$67,155,000
Expenses:
General and administrative					8,439,000
Acquisition related expenses					7,279,000
Depreciation and amortization					31,238,000
Income from operations					20,199,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(8,565,000)
Gain in fair value of derivative financial instruments					212,000
Loss on foreign currency transactions					(330,000)
Interest income					37,000
Net income					$11,553,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Six Months Ended June 30, 2012
Revenue:
Real estate revenue	$18,752,000	$17,387,000	$4,397,000	$—	$40,536,000
Expenses:
Rental expenses	6,382,000	1,281,000	409,000	—	8,072,000
Segment net operating income	$12,370,000	$16,106,000	$3,988,000	$—	$32,464,000
Expenses:
General and administrative					4,818,000
Acquisition related expenses					11,152,000
Depreciation and amortization					14,964,000
Income from operations					1,530,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(6,199,000)
Loss in fair value of derivative financial instruments					(52,000)
Interest income					7,000
Net loss					$(4,714,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segments as of June 30, 2013 and December 31, 2012, are as follows:

	June 30,	December 31,
	2013	2012
Medical office buildings	$871,265,000	$677,444,000
Skilled nursing facilities	413,329,000	374,773,000
Hospitals	192,962,000	190,289,000
Senior housing	115,886,000	116,871,000
All other	282,042,000	95,252,000
Total assets	$1,875,484,000	$1,454,629,000
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate note receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate note receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate note receivable is secured by the property and there is a guarantee of completion agreement executed between the parent company of the borrower and us. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents, restricted cash accounts and escrow deposits in excess of FDIC insured limits, as well as a £15,000,000 (or approximately $22,812,000) real estate deposit as of June 30, 2013. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of June 30, 2013, we owned properties in three states for which each state accounted for 10.0% or more of our annualized base rent. Texas accounted for 11.8% of our annualized base rent, California accounted for 10.3% of our annualized base rent and Georgia accounted for 10.5% of our annualized base rent.
Based on leases in effect as of June 30, 2013, our four reportable business segments, medical office buildings, skilled nursing facilities, hospitals and senior housing, accounted for 54.3%, 27.8%, 12.4% and 5.5%, respectively, of our annualized base rent. As of June 30, 2013, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2013 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date
Warsaw Road, L.P. (Wellington Healthcare Services, L.P.)	$16,134,000	11.3%	Southeastern SNF Portfolio	454,000	01/31/27
 __________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2013. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

18. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of$34,000 and $2,000, respectively, for the three months ended June 30, 2013 and 2012, and $47,000 and $5,000, respectively, for the six months ended June 30, 2013 and 2012. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2013 and 2012, there were 25,500 and 13,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2013 and 2012, there

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

were 254,400 and 400 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earning per share because such units were anti-dilutive during these periods.

19. Subsequent Events
Status of our Follow-On Offering
As of August 2, 2013, we had received and accepted subscriptions in our follow-on offering for 85,198,889 shares of our common stock, or $868,242,000, excluding shares of our common stock issued pursuant to the DRIP.
Share Repurchases
In July 2013, we repurchased 226,123 shares of our common stock, for an aggregate amount of $2,186,000, under our share repurchase plan.
Property Acquisition
Subsequent to June 30, 2013, we completed one acquisition comprising two buildings from an unaffiliated party. The aggregate purchase price of the property was $35,500,000 and we paid $923,000 in acquisition fees to our advisor entities or their affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our acquisition subsequent to June 30, 2013:

Property(1)	Location	Type	Date Acquired	Purchase Price	Acquisition Fee(2)
Hinsdale MOB Portfolio	Hinsdale, IL	Medical Office	07/11/13	$35,500,000	$923,000
______________

(1)	We own 100% of our property acquired subsequent to June 30, 2013.

(2)
Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the property, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Probable Acquisition of the UK Senior Housing Portfolio
On July 6, 2013, we, through our subsidiary, entered into a share purchase agreement, or the Purchase Agreement, with Myriad Healthcare Limited, or MHL, for the purchase of all of the shares of Caring Homes Healthcare Group Limited, or CHHG. CHHG owns (directly or indirectly through wholly-owned subsidiaries) the UK Senior Housing Portfolio. The Purchase Agreement contains certain covenants, representations and warranties that are customary for share purchase agreements.
On July 6, 2013, we also: (1) entered into an Agreement in Respect of the Leasing of the Caring Homes Elderly Care Home Portfolio and Other Matters, or the Umbrella Agreement, with CHHG, MHL, Paul Jeffery (a principal of MHL), Consensus Support Services Limited (an operating subsidiary of MHL that owns and operates learning disability facilities), or Consensus, and certain other affiliates of MHL (MHL, Consensus and the affiliates of MHL, collectively referred to as the MHL Group); (2) approved a master form of lease for the lease of the UK Senior Housing Portfolio to MHL for a term of 35 years from the initial lease commencement date, with tenant termination rights after years 15 and 25 for an initial annual rental rate of £21,610,000; and (3) entered into a loan facility agreement, or the Facility Agreement, under which we will make real estate-related investments following closing under the Purchase Agreement by providing acquisition and development financing to certain companies within the MHL Group, with an anticipated £31,691,000 for the current identified developments and up to £35,000,000 of additional loans for future developments, to be made at our sole discretion.
The net contract purchase price for the UK Senior Housing Portfolio is £298,500,000, or approximately $447,775,000 based on the currency exchange rate of approximately $1.50 for each pound sterling (£1.00) on the date of the agreements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Umbrella Agreement provides that CHHG will lease each Facility to MHL pursuant to a separate lease based upon the master form of lease. The Umbrella Agreement includes a cross-default provision under which we may treat certain defaults under any of the leases and the Facility Agreement as a default under the other leases and the Umbrella Agreement.
The acquisition of the UK Senior Housing Portfolio is anticipated to close during the third quarter of 2013, although closing is subject to receipt of regulatory approvals and other customary closing conditions and there can be no assurance that the acquisition will close or, if it does, when the closing will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2013 and December 31, 2012, together with our results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts follow-on public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.
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
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock in which we are offering to the public up to 146,771,037 shares of our common stock for $10.22 per share in our primary offering and 15,447,992 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering in our follow-on offering between the primary offering and the DRIP. As of June 30, 2013, we had received and accepted subscriptions in our follow-on offering for 55,335,380 shares of our common stock, or $563,775,000, excluding shares of our common stock issued pursuant to the DRIP.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one year term, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. As of June 30, 2013, we had completed 59 acquisitions comprising 174 buildings and approximately 6,598,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $1,558,919,000.
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
Acquisitions in 2013 and 2012
For a discussion of our acquisitions for the six months ended June 30, 2013 and 2012, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements. For a discussion of our acquisitions subsequent to June 30, 2013, see Note 19, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of June 30, 2013, our consolidated properties were 96.0% occupied. During the remainder of 2013, 2.9% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2013, our remaining weighted average lease term is 8.7 years.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2013 and 2012
Our operating results for the three and six months ended June 30, 2013 and 2012 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts to increase in the future based on increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of June 30, 2013, we operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Prior to June 30, 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
Except where otherwise noted, the change in our results of operations is primarily due to owning 174 buildings as of June 30, 2013, as compared to 89 buildings as of June 30, 2012. As of June 30, 2013 and 2012, we owned the following types of properties:

	June 30,
	2013			2012
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	105	$869,370,000	93.4%	55	$427,572,000	93.4%
Skilled nursing facilities	41	397,468,000	100%	27	310,500,000	100%
Hospitals	13	186,145,000	100%	7	77,895,000	100%
Senior housing	15	105,936,000	100%	—	—	—
Total/weighted average	174	$1,558,919,000	96.0%	89	$815,967,000	96.1%
Real Estate Revenue
For the three months ended June 30, 2013 and 2012, real estate revenue was $45,394,000 and $21,807,000, respectively, and was primarily comprised of base rent of $35,295,000 and $16,722,000, respectively, expense recoveries of $7,145,000 and $3,503,000, respectively, and deferred rent of $2,952,000 and $1,571,000, respectively.
For the six months ended June 30, 2013 and 2012, real estate revenue was $85,612,000 and $40,536,000, respectively, and was primarily comprised of base rent of $66,228,000 and $31,508,000, respectively, expense recoveries of $13,100,000 and $6,029,000, respectively, and deferred rent of $5,646,000 and $2,979,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medical office buildings	$25,023,000	$10,657,000	$46,477,000	$18,752,000
Skilled nursing facilities	12,177,000	8,950,000	22,927,000	17,387,000
Hospitals	5,837,000	2,200,000	11,488,000	4,397,000
Senior housing	2,357,000	—	4,720,000	—
Total	$45,394,000	$21,807,000	$85,612,000	$40,536,000

Rental Expenses
For the three months ended June 30, 2013 and 2012, rental expenses were $10,217,000 and $4,770,000, respectively. For the six months ended June 30, 2013 and 2012, rental expenses were $18,457,000 and $8,072,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real estate taxes	$4,299,000	$2,459,000	$7,825,000	$3,962,000
Building maintenance	2,011,000	706,000	3,545,000	1,253,000
Utilities	1,786,000	638,000	3,179,000	1,159,000
Property management fees — affiliates	1,033,000	444,000	1,858,000	808,000
Administration	380,000	152,000	673,000	272,000
Insurance	223,000	93,000	425,000	175,000
Amortization of leasehold interests	54,000	61,000	112,000	120,000
Other	431,000	217,000	840,000	323,000
Total	$10,217,000	$4,770,000	$18,457,000	$8,072,000
Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
Medical office buildings	$8,385,000	33.5%	$3,902,000	36.6%		$15,018,000	32.3%	$6,382,000	34.0%
Skilled nursing facilities	823,000	6.8%	203,000	9.2%	—	1,619,000	7.1%	409,000	9.3%
Hospitals	850,000	14.6%	665,000	7.4%	—	1,505,000	13.1%	1,281,000	7.4%
Senior housing	159,000	6.7%	—	—	—	315,000	6.7%	—	—
Total/weighted average	$10,217,000	22.5%	$4,770,000	21.9%		$18,457,000	21.6%	$8,072,000	19.9%
Overall, as compared to 2012, the percentage of rental expenses as a percentage of revenue in 2013 was higher as our portfolio in 2013 contained relatively more medical office buildings, which typically have a higher expense to revenue ratio than skilled nursing facilities, hospitals and senior housing facilities.

General and Administrative
For the three months ended June 30, 2013 and 2012, general and administrative was $4,369,000 and $2,511,000, respectively. For the six months ended June 30, 2013 and 2012, general and administrative was $8,439,000 and $4,818,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset management fees — affiliates	$3,011,000	$1,448,000	$5,729,000	$2,705,000
Transfer agent services	530,000	224,000	941,000	435,000
Professional and legal fees	231,000	493,000	645,000	1,055,000
Franchise taxes	216,000	30,000	356,000	62,000
Bank charges	131,000	53,000	218,000	94,000
Board of directors fees	89,000	71,000	165,000	168,000
Directors’ and officers’ liability insurance	68,000	42,000	137,000	84,000
Bad debt expense	13,000	77,000	118,000	77,000
Restricted stock compensation	27,000	16,000	53,000	33,000
Postage & delivery	39,000	38,000	40,000	57,000
Transfer agent services — former affiliate	—	—	—	10,000
Other	14,000	19,000	37,000	38,000
Total	$4,369,000	$2,511,000	$8,439,000	$4,818,000
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
Acquisition Related Expenses
For the three months ended June 30, 2013 and 2012, we incurred acquisition related expenses of $3,674,000 and $4,582,000, respectively. For the three months ended June 30, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $2,756,000 incurred to our advisor entities. For the three months ended June 30, 2012, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $3,759,000 incurred to our advisor entities. The decrease in acquisition related expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is due to fewer acquisitions in 2013 as compared to 2012.
For the six months ended June 30, 2013 and 2012, we incurred acquisition related expenses of $7,279,000 and $11,152,000, respectively. For the six months ended June 30, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $5,173,000 incurred to our advisor entities. For the six months ended June 30, 2012, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $4,579,000 incurred to our former advisor or its affiliates and acquisition fees of $5,483,000 incurred to our advisor entities. The decrease in acquisition related expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due to fewer acquisitions in 2013 as compared to 2012.
Depreciation and Amortization
For the three months ended June 30, 2013 and 2012, depreciation and amortization was $16,420,000 and $7,981,000, respectively, and consisted primarily of depreciation on our operating properties of $10,920,000 and $5,302,000, respectively, and amortization on our identified intangible assets of $5,429,000 and $2,656,000, respectively.
For the six months ended June 30, 2013 and 2012, depreciation and amortization was $31,238,000 and $14,964,000, respectively, and consisted primarily of depreciation on our operating properties of $20,821,000 and $10,073,000, respectively, and amortization on our identified intangible assets of $10,301,000 and $4,852,000, respectively.

Interest Expense
For the three months ended June 30, 2013 and 2012, interest expense including gain (loss) in fair value of derivative financial instruments was $4,365,000 and $3,181,000, respectively. For the six months ended June 30, 2013 and 2012, interest expense including gain (loss) in fair value of derivative financial instruments was $8,353,000 and $6,251,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense — mortgage loans payable and derivative financial instruments	$4,265,000	$2,711,000	$7,774,000	$4,931,000
Interest expense — lines of credit	307,000	219,000	801,000	745,000
Amortization of debt discount and (premium), net	(545,000)	(238,000)	(930,000)	(391,000)
Amortization of deferred financing costs — lines of credit	359,000	252,000	621,000	498,000
Amortization of deferred financing costs — mortgage loans payable	207,000	173,000	404,000	399,000
(Gain) loss on extinguishment of debt — write-off of deferred financing costs and debt premium	(105,000)	17,000	(105,000)	17,000
(Gain) loss in fair value of derivative financial instruments	(123,000)	47,000	(212,000)	52,000
Total	$4,365,000	$3,181,000	$8,353,000	$6,251,000
Loss on Foreign Currency Transactions

For the three and six months ended June 30, 2013, we had $330,000 in losses resulting from foreign currency transactions as compared to $0 in 2012. The loss on foreign currency transactions in 2013 is primarily due to fluctuations in foreign currency exchange rates between the United Kingdom Pound Sterling, or GBP, and the U.S. Dollar, or USD, on a real estate deposit in the amount of £15,000,000 we made on May 16, 2013 pursuant to a letter of intent to acquire 44 elderly care homes located in the United Kingdom (each a Facility, and collectively, the UK Senior Housing Portfolio). The significant fluctuations in foreign currency exchange rates between GBP and USD in the future may have material effects on our results of operations and financial position.
Interest Income
For the three months ended June 30, 2013 and 2012, we had interest income of $34,000 and $3,000, respectively, related to interest earned on funds held in cash accounts, and for the six months ended June 30, 2013 and 2012, we had interest income of $37,000 and $7,000, respectively, related to interest earned on funds held in cash accounts. The increase in interest income is due to higher cash balances in 2013 as compared to 2012.
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
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. We estimate that we will require approximately $8,245,000 to pay interest on our outstanding indebtedness in the remainder of 2013, based on interest rates in effect as of June 30, 2013. In addition, we estimate that we will require $5,309,000 to pay principal on our outstanding indebtedness in the remainder of 2013. We also require resources to make certain payments to our advisor entities and their affiliates, which during our follow-on offering includes payments for reimbursement of other organizational and offering expenses, selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings and the net proceeds of our follow-on offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Furthermore, in March 2013, our board of directors announced that it currently anticipates terminating our follow-on offering on or around December 31, 2013 or until the maximum offering amount has been sold. This determination was based on a number of factors and we will continue to monitor such factors during the course of our follow-on offering, and may adjust our anticipated offering termination date as necessary should these factors change. As of August 2, 2013, approximately $631,758,000 remained available for sale to the public pursuant to our follow-on offering.
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
Based on the properties we owned as of June 30, 2013, we estimate that our expenditures for capital improvements and tenant improvements will require up to $4,672,000 within the next 12 months. As of June 30, 2013, we had $10,377,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows (used in) provided by operating activities for the six months ended June 30, 2013 and 2012 were $(11,550,000) and $7,603,000, respectively. For the six months ended June 30, 2013 and 2012, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. In addition, for the six months ended June 30, 2013, we paid $51,198,000 to settle contingent consideration obligations that was paid from cash flows from operating activities.
We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing
Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $205,598,000 and $250,121,000, respectively. For the six months ended June 30, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $173,016,000, advances of $5,200,000 on our real estate note receivable, restricted cash in the amount of $4,769,000, $21,242,000 in real estate and escrow deposits for the acquisition of real estate and capital expenditures of $1,255,000.
For the six months ended June 30, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $241,736,000, an increase in restricted cash in the amount of $11,099,000 and capital expenditures of $1,486,000, partially offset by a reduction in real estate and escrow deposit in the amount of $4,200,000, which were applied towards the purchase of real estate.
We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Financing
Cash flows provided by financing activities for the six months ended June 30, 2013 and 2012, were $378,072,000 and $212,298,000, respectively. For the six months ended June 30, 2013, such cash flows related primarily to funds raised from investors in our initial offering and our follow-on offering, or our offerings, in the amount of $688,902,000, offset by net payments on our unsecured revolving line of credit with Bank of America, N.A., or Bank of America, or the unsecured line of credit, in the amount of $200,000,000, the payment of offering costs of $69,204,000 in connection with our offerings and distributions to our common stockholders of $21,108,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $7,446,000, share repurchases of $5,254,000 and payments on contingent consideration obligations of $3,077,000. Of the $7,446,000 in payments on our mortgage loans payable, $5,036,000 reflects the early extinguishment of a mortgage loan payable on Hardy Oak Medical Office Building. For a further discussion of the unsecured line of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.

For the six months ended June 30, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $191,675,000, net borrowings under our secured revolving credit facilities with Bank of America and KeyBank National Association in the amount of $60,000,000 and borrowings on our mortgage loans payable in the amount of $9,500,000, partially offset by the payment of offering costs of $21,156,000, distributions of $9,145,000 and share repurchases of $1,814,000. Additional cash outflows related to deferred financing costs of $3,475,000 in connection with the debt financing for our acquisitions, contingent consideration associated with some of our acquisitions in the amount of $1,967,000 and principal payments on our mortgage loans payable in the amount of $11,315,000. For a further discussion of the lines of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.
We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.
Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on September 30, 2013.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through September 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations are as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$21,108,000		$9,145,000
Distributions reinvested	22,830,000		8,649,000
	$43,938,000		$17,794,000
Source of distributions:
Cash flows from operations	$—	—%	$7,603,000	42.7%
Offering proceeds	43,938,000	100%	10,191,000	57.3%
	$43,938,000	100%	$17,794,000	100%

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

As of June 30, 2013, we had an amount payable of $1,618,000 to our sub-advisor or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of June 30, 2013, no amounts due to our advisor entities or its affiliates have been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offerings, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$21,108,000		$9,145,000
Distributions reinvested	22,830,000		8,649,000
	$43,938,000		$17,794,000
Source of distributions:
FFO	$42,749,000	97.3%	$10,244,000	57.6%
Offering proceeds	1,189,000	2.7%	7,550,000	42.4%
	$43,938,000	100%	$17,794,000	100%

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
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2013, our borrowings were 19.7% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 9, 2013 and June 30, 2013, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Unsecured Line of Credit
For a discussion of the unsecured line of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2013, we had $313,800,000 ($329,112,000, net of discount and premium) of fixed rate debt and $16,341,000 ($16,115,000, net of discount) of variable rate debt outstanding secured by our properties. As of June 30, 2013, we had $0 outstanding under the unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2013, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.02% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of June 30, 2013:

	Payments Due by Period
	Less than 1 Year (2013)		1-3 Years (2014-2015)	4-5 Years (2016-2017)	More than 5 Years (after 2017)	Total
Principal payments — fixed rate debt	$2,527,000		$65,643,000	$68,343,000	$177,287,000	$313,800,000
Interest payments — fixed rate debt	7,941,000		28,534,000	19,516,000	64,028,000	120,019,000
Principal payments — variable rate debt	2,782,000	(1)	710,000	6,855,000	5,994,000	16,341,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2013)	200,000		764,000	344,000	54,000	1,362,000
Interest payments — fixed rate interest rate swaps (based on rate in effect as of June 30, 2013)	104,000		172,000	—	—	276,000
Ground and other lease obligations	412,000		1,460,000	1,496,000	40,438,000	43,806,000
Total	$13,966,000		$97,283,000	$96,554,000	$287,801,000	$495,604,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,609,000 ($2,383,000, net of discount) secured by Center for Neurosurgery and Spine as of June 30, 2013, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $78,000, $263,000, $187,000 and $139,000 in 2013, 2014-2015, 2016-2017 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $6,489,000, the majority of which we expect to pay in 2013. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2013 and 2012. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are not further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition fees or reimbursing acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$6,053,000	$(1,215,000)	$11,553,000	$(4,714,000)
Add:
Depreciation and amortization — consolidated properties	16,420,000	7,981,000	31,238,000	14,964,000
Less:
Net income attributable to noncontrolling interests	(9,000)	—	(13,000)	—
Depreciation and amortization related to noncontrolling interests	(21,000)	(3,000)	(29,000)	(6,000)
FFO	$22,443,000	$6,763,000	$42,749,000	$10,244,000
Add:
Acquisition related expenses(1)	3,674,000	$4,582,000	$7,279,000	$11,152,000
Amortization of above and below market leases(2)	495,000	349,000	906,000	528,000
Amortization of closing costs and origination fees(3)	42,000	—	67,000	—
(Gain) loss in fair value of derivative financial instruments(4)	(123,000)	47,000	(212,000)	52,000
Loss on foreign currency transactions(5)	330,000	—	330,000	—
(Gain) loss on extinguishment of debt(6)	(105,000)	17,000	(105,000)	17,000
Adjustments for noncontrolling interests(7)	(1,000)	1,000	(1,000)	1,000
Less:
Change in deferred rent receivables(8)	(2,945,000)	(1,563,000)	(5,628,000)	(2,971,000)
MFFO	$23,810,000	$10,196,000	$45,385,000	$19,023,000
Weighted average common shares outstanding — basic and diluted	155,827,697	62,579,602	140,121,582	57,303,885
Net income (loss) per common share — basic and diluted	$0.04	$(0.02)	$0.08	$(0.08)
FFO per common share — basic and diluted	$0.14	$0.11	$0.31	$0.18
MFFO per common share — basic and diluted	$0.15	$0.16	$0.32	$0.33
_________

(1)
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

(2)
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

(3)
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

(4)
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

(5)	We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.

(6)	We believe that adjusting for the gain or loss on extinguishment of debt provides useful information because such gain or loss on extinguishment of debt may not be reflective of on-going operations.

(7)	Includes all adjustments to eliminate the noncontrolling interests' share of the adjustments described in Notes (1) - (6) and (8) to convert our FFO to MFFO.

(8)
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

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, loss on foreign currency transactions and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$6,053,000	$(1,215,000)	$11,553,000	$(4,714,000)
Add:
General and administrative	4,369,000	2,511,000	8,439,000	4,818,000
Acquisition related expenses	3,674,000	4,582,000	7,279,000	11,152,000
Depreciation and amortization	16,420,000	7,981,000	31,238,000	14,964,000
Interest expense	4,365,000	3,181,000	8,353,000	6,251,000
Loss on foreign currency transactions	330,000	—	330,000	—
Less:
Interest income	(34,000)	(3,000)	(37,000)	(7,000)
Net operating income	$35,177,000	$17,037,000	$67,155,000	$32,464,000

Subsequent Events

For a discussion of subsequent events, see Note 19, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the information regarding market risk, or in the methods we use to manage market risk, that was provided in our 2012 Annual Report on Form 10-K, as filed with the SEC on March 15, 2013, except that we are now exposed to foreign currency exchange rate risk as noted below.
Interest Rate Risk
The table below presents, as of June 30, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$2,527,000	$24,017,000	$41,626,000	$43,769,000	$24,574,000	$177,287,000	$313,800,000	$327,184,000
Weighted average interest rate on maturing debt	5.38%	5.71%	5.44%	5.83%	4.98%	4.66%	5.04%	—
Variable rate debt — principal payments	$2,782,000	$351,000	$359,000	$6,650,000	$205,000	$5,994,000	$16,341,000	$16,013,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2013)	1.39%	2.84%	2.84%	3.09%	2.59%	2.59%	2.60%	—
Mortgage loans payable were $330,141,000 ($345,227,000, net of discount and premium) as of June 30, 2013. As of June 30, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.29% to 6.60% per annum and a weighted average effective interest rate of 4.92% per annum. As of June 30, 2013, we had $313,800,000 ($329,112,000, net of discount and premium) of fixed rate debt, or 95.1% of mortgage loans payable, at a weighted average effective interest rate of 5.04% per annum and $16,341,000 ($16,115,000, net of discount) of variable rate debt, or 4.90% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum. In addition, as of June 30, 2013, we had $0 outstanding under the unsecured line of credit.
As of June 30, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.02% per annum. $2,609,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,609,000 principal balance is reflected in the 2013 column above.
An increase in the variable interest rate on the unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of June 30, 2013, a 0.50% increase in the market rates of interest would have no effect on our overall annual interest expense on (i) our mortgage loans payable as we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable and (ii) the unsecured line of credit as we did not have any outstanding borrowings under the unsecured line of credit as of June 30, 2013.
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

As of June 30, 2013, we have exposure to movements in foreign currency exchange rates related to a £15,000,000 (or approximately $22,812,000) real estate deposit we made pursuant to a letter of intent to acquire the UK Senior Housing Portfolio. We may use foreign currency forward contracts to manage the currency rate fluctuation risks in the future. As of June 30, 2013, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of this real estate deposit due to changes in foreign currency exchange rates.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 15, 2013, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our initial public offering and follow-on pubic offering, or our offerings, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and negatively impact the value of our stockholders’ investment.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We have not established any limit on the amount of proceeds from our best effort offerings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a real estate investment trust, or REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending September 30, 2013.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through September 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations, are as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$21,108,000		$9,145,000
Distributions reinvested	22,830,000		8,649,000
	$43,938,000		$17,794,000
Sources of distributions:
Cash flows from operations	$—	—%	$7,603,000	42.7%
Offering proceeds	43,938,000	100%	10,191,000	57.3%
	$43,938,000	100%	$17,794,000	100%
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
As of June 30, 2013, we had an amount payable of $1,618,000 to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor, or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2013, no amounts due to Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, our sub-advisor, or collectively our advisor entities, or their affiliates have been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our best efforts follow-on public offering, or our follow-on offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$21,108,000		$9,145,000
Distributions reinvested	22,830,000		8,649,000
	$43,938,000		$17,794,000
Sources of distributions:
FFO	$42,749,000	97.3%	$10,244,000	57.6%
Offering proceeds	1,189,000	2.7%	7,550,000	42.4%
	$43,938,000	100%	$17,794,000	100%
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
As of August 9, 2013, rental payments by one of our tenants, Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), accounted for approximately 10.6% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Warsaw Road, L.P. (Wellington Healthcare Services, L.P.), would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
We intend to have operations in the United Kingdom. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

We expect to generate an increasing portion of our revenue in such foreign currencies as the United Kingdom Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Our use of derivative financial instruments to hedge against foreign currency exchange rate fluctuations could expose us to risks that may adversely affect our results of operations, financial condition and ability to pay distributions to our stockholders.
We may use derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On April 26, 2013, as part of the consideration we paid in connection with the acquisition of eight additional buildings in the Central Indiana MOB Portfolio, our operating partnership issued 127,500 limited partnership units to nine of the former owners of the buildings at an offering price per unit of $9.5046, or $1,212,000 in aggregate. On May 20, 2013, as part of the consideration we paid in connection with the acquisition of three additional buildings in the Central Indiana MOB Portfolio, our operating partnership issued 75,000 limited partnership units to three of the former owners of the buildings at an offering price per unit of $9.5046, or $713,000 in aggregate.
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
As of June 30, 2013, we had received and accepted subscriptions in our follow-on offering for 55,335,380 shares of our common stock, or $563,775,000, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2013, a total of $16,086,000 in distributions were reinvested and 1,656,643 shares of our common stock were issued pursuant to the DRIP.
As of June 30, 2013, we had incurred other offering expenses of $1,946,000 to our advisor entities and their respective affiliates in connection with our follow-on offering. In addition, as of June 30, 2013, we had incurred selling commissions of $37,894,000 and dealer manager fees of $16,850,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our follow-on offering was 10.1% as of June 30, 2013 and will not exceed 11.0% in the aggregate. As of June 30, 2013, net offering proceeds in our follow-on offering were $523,171,000, including proceeds from the DRIP and after deducting offering expenses.
As of June 30, 2013, $244,000 remained payable to our sub-advisor or its affiliates for costs related to our follow-on offering.
As of June 30, 2013, we had used $177,516,000 in proceeds from our follow-on offering to acquire properties from unaffiliated parties, $6,371,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $4,769,000 for lender required restricted cash accounts to unaffiliated parties, $3,877,000 for real-estate related investments to unaffiliated parties, $6,168,000 to pay acquisition related expenses to affiliated parties, $2,113,000 to pay acquisition related expenses to unaffiliated parties and $2,626,000 for deferred financing costs to unaffiliated parties.
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

During the three months ended June 30, 2013, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	262,043	$9.65	262,043	(2)
May 1, 2013 to May 31, 2013	2,640	$10.00	2,640	(2)
June 1, 2013 to June 30, 2013	—	$—	—	(2)
Total	264,683	$9.65	264,683	(2)
 _________

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009, which was amended and restated on November 6, 2012.

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

August 9, 2013	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

August 9, 2013	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.7
Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1
Third Amended and Restated Escrow Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit A to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit B to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.4
Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit C to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

10.1
Second Amendment to Credit Agreement dated as of May 24, 2013 by and among Griffin-American Healthcare REIT II Holdings, LP, subsidiary guarantors, Bank of America, N.A., KeyBank National Association, RBS Citizens, N.A., Comerica Bank, Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Sumitomo Mitsui Banking Corporation (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 24, 2013 and incorporated herein by reference)

10.2
Revolving Note dated May 24, 2013, by Griffin-American Healthcare REIT II Holdings, LP for the benefit of Lenders (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 24, 2013 and incorporated herein by reference)

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