Form 10-Q
period 2013-09-30
Griffin-American Healthcare REIT II, Inc.
filed 2013-11-13
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-54371

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-4008719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Suite 300, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 270-9200
(Registrant’s telephone number, including area code)

4000 MacArthur Boulevard, West Tower, Suite 200,
Newport Beach, California 92660
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
As of November 8, 2013, there were 288,968,522 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4
Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	69

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	70
Item 1A. Risk Factors	70
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	74
Signatures	75

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate investments, net	$2,023,439,000	$1,112,295,000
Real estate notes receivable, net	11,598,000	5,182,000
Cash and cash equivalents	549,293,000	94,683,000
Accounts and other receivables, net	7,969,000	6,920,000
Restricted cash	13,851,000	8,980,000
Real estate and escrow deposits	1,683,000	2,900,000
Identified intangible assets, net	237,668,000	204,147,000
Other assets, net	33,138,000	19,522,000
Total assets	$2,878,639,000	$1,454,629,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$343,186,000	$291,052,000
Line of credit	—	200,000,000
Accounts payable and accrued liabilities	38,340,000	20,030,000
Accounts payable due to affiliates	2,614,000	1,807,000
Derivative financial instruments	10,230,000	795,000
Identified intangible liabilities, net	6,316,000	5,156,000
Security deposits, prepaid rent and other liabilities	75,428,000	75,043,000
Total liabilities	476,114,000	593,883,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 287,183,395 and 113,199,988 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,872,000	1,132,000
Additional paid-in capital	2,608,226,000	1,010,152,000
Accumulated deficit	(222,225,000)	(150,977,000)
Accumulated other comprehensive income	11,297,000	—
Total stockholders’ equity	2,400,170,000	860,307,000
Noncontrolling interests (Note 13)	2,355,000	439,000
Total equity	2,402,525,000	860,746,000
Total liabilities and equity	$2,878,639,000	$1,454,629,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Real estate revenue	$52,018,000	$27,134,000	$137,630,000	$67,670,000
Expenses:
Rental expenses	11,487,000	5,942,000	29,944,000	14,014,000
General and administrative	6,237,000	2,935,000	14,676,000	7,753,000
Subordinated distribution purchase (Note 2)	—	4,232,000	—	4,232,000
Acquisition related expenses	2,301,000	21,174,000	9,580,000	32,326,000
Depreciation and amortization	19,211,000	10,743,000	50,449,000	25,707,000
Total expenses	39,236,000	45,026,000	104,649,000	84,032,000
Income (loss) from operations	12,782,000	(17,892,000)	32,981,000	(16,362,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(4,760,000)	(3,548,000)	(13,325,000)	(9,747,000)
Gain (loss) in fair value of derivative financial instruments	47,000	—	259,000	(52,000)
Foreign currency and derivative loss	(4,723,000)	—	(5,053,000)	—
Interest income	246,000	4,000	283,000	11,000
Net income (loss)	3,592,000	(21,436,000)	15,145,000	(26,150,000)
Less: income attributable to noncontrolling interests	(3,000)	(2,000)	(16,000)	(2,000)
Net income (loss) attributable to controlling interest	$3,589,000	$(21,438,000)	$15,129,000	$(26,152,000)
Net income (loss) per common share allocated to controlling interest — basic and diluted	$0.02	$(0.27)	$0.09	$(0.41)
Weighted average number of common shares outstanding — basic and diluted	228,053,938	78,492,871	169,754,464	64,418,435
Distributions declared per common share	$0.17	$0.17	$0.51	$0.49

Comprehensive income (loss):
Net income (loss)	$3,592,000	$(21,436,000)	$15,145,000	$(26,150,000)
Other comprehensive income:
Gains on intra-entity foreign currency transactions that are of a long-term investment nature	10,955,000	—	10,955,000	—
Foreign currency translation adjustments	351,000	—	351,000	—
Comprehensive income (loss)	14,898,000	(21,436,000)	26,451,000	(26,150,000)
Less: comprehensive income attributable to noncontrolling interests	(12,000)	—	(25,000)	—
Comprehensive income (loss) attributable to controlling interest	$14,886,000	$(21,436,000)	$26,426,000	$(26,150,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$—	$860,307,000	$439,000	$860,746,000
Issuance of common stock	170,497,771	1,705,000	1,734,684,000	—	—	1,736,389,000	—	1,736,389,000
Offering costs — common stock	—	—	(170,810,000)	—	—	(170,810,000)	—	(170,810,000)
Issuance of common stock under the DRIP	4,256,434	43,000	41,287,000	—	—	41,330,000	—	41,330,000
Repurchase of common stock	(770,798)	(8,000)	(7,432,000)	—	—	(7,440,000)	—	(7,440,000)
Amortization of nonvested common stock compensation	—	—	80,000	—	—	80,000	—	80,000
Issuance of limited partnership units	—	—	288,000	—	—	288,000	1,983,000	2,271,000
Offering costs — limited partnership units	—	—	(23,000)	—	—	(23,000)	—	(23,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(92,000)	(92,000)
Distributions declared	—	—	—	(86,377,000)	—	(86,377,000)	—	(86,377,000)
Net income	—	—	—	15,129,000	—	15,129,000	16,000	15,145,000
Gains on intra-entity foreign currency transactions that are of a long-term investment nature	—	—	—	—	10,946,000	10,946,000	9,000	10,955,000
Foreign currency translation adjustments	—	—	—	—	351,000	351,000	—	351,000
BALANCE — September 30, 2013	287,183,395	$2,872,000	$2,608,226,000	$(222,225,000)	$11,297,000	$2,400,170,000	$2,355,000	$2,402,525,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2011	48,869,669	$489,000	$435,252,000	$(38,384,000)	$—	$397,357,000	$123,000	$397,480,000
Issuance of common stock	38,457,986	385,000	383,195,000	—	—	383,580,000	—	383,580,000
Offering costs — common stock	—	—	(41,281,000)	—	—	(41,281,000)	—	(41,281,000)
Issuance of common stock under the DRIP	1,539,068	15,000	14,606,000	—	—	14,621,000	—	14,621,000
Repurchase of common stock	(261,836)	(3,000)	(2,538,000)	—	—	(2,541,000)	—	(2,541,000)
Amortization of nonvested common stock compensation	—	—	48,000	—	—	48,000	—	48,000
Contribution from noncontrolling interest	—	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,000)	(10,000)
Distributions declared	—	—	—	(31,841,000)	—	(31,841,000)	—	(31,841,000)
Net loss	—	—	—	(26,152,000)	—	(26,152,000)	2,000	(26,150,000)
BALANCE — September 30, 2012	88,604,887	$886,000	$789,282,000	$(96,377,000)	$—	$693,791,000	$117,000	$693,908,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,145,000	$(26,150,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	52,187,000	27,443,000
Contingent consideration related to acquisition of real estate	(51,198,000)	—
Deferred rent	(9,297,000)	(4,785,000)
Stock based compensation	80,000	48,000
Acquisition fees paid in stock	446,000	732,000
Bad debt expense	329,000	106,000
Unrealized foreign currency gain	(337,000)	—
Change in fair value of contingent consideration	273,000	12,048,000
Changes in fair value of derivative financial instruments	9,435,000	52,000
Changes in operating assets and liabilities:
Accounts and other receivables	(2,319,000)	(2,005,000)
Accounts receivable due from affiliate	—	121,000
Other assets	(2,758,000)	(1,656,000)
Accounts payable and accrued liabilities	8,735,000	6,453,000
Accounts payable due to affiliates	758,000	423,000
Security deposits, prepaid rent and other liabilities	1,152,000	(3,194,000)
Net cash provided by operating activities	22,631,000	9,636,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(857,987,000)	(495,944,000)
Advances on real estate notes receivable	(16,871,000)	—
Principal repayment on real estate notes receivable	10,882,000	—
Closing costs and origination fees on real estate notes receivable, net	(303,000)	99,000
Capital expenditures	(3,336,000)	(2,757,000)
Restricted cash	(4,871,000)	(6,631,000)
Real estate and escrow deposits	1,217,000	6,306,000
Net cash used in investing activities	(871,269,000)	(498,927,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	—	22,818,000
Payments on mortgage loans payable	(8,839,000)	(29,194,000)
Borrowings under the lines of credit	86,900,000	498,355,000
Payments under the lines of credit	(286,900,000)	(350,255,000)
Proceeds from issuance of common stock	1,736,186,000	379,835,000
Deferred financing costs	(2,754,000)	(4,232,000)
Contingent consideration related to acquisition of real estate	(4,249,000)	(3,434,000)
Return of contingent consideration related to acquisition of real estate	—	2,000
Repurchase of common stock	(7,440,000)	(2,541,000)
Contribution from noncontrolling interest to our operating partnership	—	2,000
Distributions to noncontrolling interests	(76,000)	(10,000)
Security deposits	(1,953,000)	18,000
Payments of offering costs — common stock	(170,880,000)	(41,331,000)
Payments of offering costs — limited partnership units	(87,000)	—
Distributions paid	(36,778,000)	(15,224,000)
Net cash provided by financing activities	1,303,130,000	454,809,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	454,492,000	(34,482,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	118,000	—

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012 — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH AND CASH EQUIVALENTS — Beginning of period	94,683,000	44,682,000
CASH AND CASH EQUIVALENTS — End of period	$549,293,000	$10,200,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,677,000	$8,153,000
Income taxes	$174,000	$40,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,195,000	$982,000
Accrued acquisition fees — real estate notes receivable	$6,000	$—
Tenant improvement overage	$50,000	$717,000
Receivable for sale of land	$90,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivable	$—	$3,000
Other assets	$616,000	$349,000
Mortgage loans payable, net	$62,712,000	$163,808,000
Accounts payable and accrued liabilities	$2,376,000	$1,006,000
Security deposits, prepaid rent and other liabilities	$55,041,000	$16,631,000
Financing Activities:
Issuance of common stock under the DRIP	$41,330,000	$14,621,000
Issuance of common stock for acquisitions	$914,000	$—
Distributions declared but not paid	$14,660,000	$4,635,000
Distributions declared but not paid — limited partnership units	$16,000	$—
Issuance of limited partnership units	$2,271,000	$—
Accrued offering costs	$319,000	$195,000
Receivable from transfer agent	$2,255,000	$2,731,000
Accrued deferred financing costs	$21,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
On August 24, 2009, we commenced a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we offered to the public up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and $285,000,000 of shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share in our primary offering and issuing shares pursuant to the DRIP for $9.71 per share.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, and a total of $40,167,000 in distributions were reinvested and 4,205,920 shares of our common stock were issued pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and $150,000,000 shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated an aggregate of $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP. As of September 30, 2013, we had received and accepted subscriptions in our follow-on offering for 157,488,692 shares of our common stock, or $1,603,642,000, excluding shares of our common stock issued pursuant to the DRIP. On October 30, 2013, we terminated our follow-on offering. See Note 19, Subsequent Events — Status of our Follow-On Offering, for a further discussion.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one-year term, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. As of September 30, 2013, we had completed 67 acquisitions comprising 230 buildings and approximately 8,245,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of approximately $2,230,836,000.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries and any variable interest entities, or VIEs, as defined in Financial Accounting Standards Boards, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810, which we have concluded should be consolidated pursuant to ASC Topic 810. We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2013 and December 31, 2012, we own greater than a 99.90% and 99.96%, respectively, general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of September 30, 2013 and December 31, 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership. As of September 30, 2013 and December 31, 2012, these investors collectively owned 281,600 and 42,700 limited partnership units, respectively, which represented less than a 0.10% and 0.04%, respectively, noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
As of September 30, 2013 and December 31, 2012, we had $289,000 and $78,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three months ended September 30, 2013 and 2012, we recovered $43,000 and $0, respectively, net, of our receivables that had previously been written off to bad debt expense. For the nine months ended September 30, 2013 and 2012, $48,000 and $0, respectively, net, of our receivables were directly written off to bad debt expense. For the three months ended September 30, 2013 and 2012, none of our receivables, and for the nine months ended September 30, 2013 and 2012, $25,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. As of September 30, 2013 and December 31, 2012, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended September 30, 2013 and 2012, $26,000 and $1,000, respectively, and for the nine months ended September 30, 2013 and 2012, $44,000 and $9,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Liabilities
As of September 30, 2013 and December 31, 2012, included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets was $5,453,000 and $60,204,000, respectively, of contingent consideration obligations in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the three months ended September 30, 2013 and 2012, we recorded a net gain (loss) on the change in fair value of contingent consideration of $0 and $(12,446,000), respectively, and for the nine months ended September 30, 2013 and 2012, we recorded a net (loss) on the change in fair value of contingent consideration of $(273,000) and $(12,048,000), respectively, which is included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.
Also included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets as of September 30, 2013 is a foreign deferred tax liability of approximately £33,100,000 (or approximately $53,573,000 based on the currency exchange rate as of September 30, 2013) related to the temporary difference between the book basis and the tax basis of our real estate investment assets in the United Kingdom. We measure deferred tax liabilities using enacted tax rates as of the end of each reporting period. The deferred tax liability will be remeasured at each reporting period until it is fully recognized and any change in the liability will be recorded in our accompanying condensed consolidated statements of operations and comprehensive income (loss) in the period of change.
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
Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2013, we operated through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
See Note 16, Segment Reporting, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Foreign Currency
We have real estate investments in the United Kingdom for which the functional currency is the United Kingdom Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into U.S. Dollars, or USD, using the average rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income, or AOCI, a component of stockholders' equity in our accompanying condensed consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains/losses are generally included in foreign currency and derivative loss in our condensed consolidated statements of operations and comprehensive income (loss). In addition to the unrealized loss we recorded on our foreign currency forward contract, we recorded $4,971,000 and $4,641,000 for the three and nine months ended September 30, 2013, respectively, in foreign currency transaction gains. See Note 8, Derivative Financial Instruments — Foreign Currency Forward Contract, for a further discussion of our foreign currency forward contract.
Reclassifications
Deferred rent for the nine months ended September 30, 2012 has been reclassified on our accompanying condensed consolidated statements of cash flows to conform to the current year presentation. This reclassification has no effect on cash flows provided by operating activities.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update, or ASU, 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02, to improve the transparency of amounts reclassified out of AOCI. The additional disclosure requirements in ASU 2013-02 include: (1) changes in AOCI balances by component and (2) presentation of significant amounts reclassified out of AOCI to net income (loss) by the specific line item of net income (loss)affected. For public entities, ASU 2013-02 is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 on January 1, 2013, which did not have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our investments in our consolidated properties consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Building and improvements	$1,716,683,000	$1,039,461,000
Land	374,092,000	106,735,000
Furniture, fixtures and equipment	2,669,000	2,669,000
	2,093,444,000	1,148,865,000
Less: accumulated depreciation	(70,005,000)	(36,570,000)
	$2,023,439,000	$1,112,295,000
Depreciation expense for the three months ended September 30, 2013 and 2012 was $12,933,000 and $6,766,000, respectively. For the three months ended September 30, 2013 and 2012, we had capital expenditures of $1,700,000 and $1,534,000, respectively, on our medical office buildings, and $0 and $398,000, respectively, on our skilled nursing facilities. We did not have any capital expenditures on our senior housing facilities or our hospitals for the three months ended September 30, 2013 and 2012.
Depreciation expense for the nine months ended September 30, 2013 and 2012 was $33,754,000 and $16,839,000, respectively. For the nine months ended September 30, 2013 and 2012, we had capital expenditures of $3,515,000 and $3,155,000, respectively, on our medical office buildings, $0 and $905,000, respectively, on our skilled nursing facilities and $3,000 and $0, respectively, on our senior housing facilities. We did not have any capital expenditures on our hospitals for the nine months ended September 30, 2013 and 2012. In addition, subsequent to the initial purchase of Dixie-Lobo Medical Office

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Building Portfolio, on May 2, 2013, we purchased the land under the building in Hope, Arkansas for a purchase price of $50,000 plus closing costs and acquisition fees, for which we previously owned a leasehold interest.
Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio noted above. Pursuant to our charter, prior to the acquisition of the land in the Dixie-Lobo Medical Office Building Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2013
For the nine months ended September 30, 2013, we completed 20 property acquisitions comprising 87 buildings from unaffiliated parties. The aggregate purchase price of these properties was $906,190,000 and we incurred $23,344,000 to our advisor entities and their affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2013:

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Issuance of Limited Partnership Units(4)	Acquisition Fee(5)
A & R Medical Office Building Portfolio	Ruston, LA and Abilene, TX	Medical Office	02/20/13	$31,750,000	$—	$29,000,000	$—	$826,000
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	02/28/13	15,050,000	—	15,000,000	—	391,000
St. Anthony North Denver MOB II	Westminster, CO	Medical Office	03/22/13	4,100,000	—	—	—	107,000
Eagles Landing GA MOB	Stockbridge, GA	Medical Office	03/28/13	12,400,000	—	12,300,000	—	322,000
Eastern Michigan MOB Portfolio	Novi and West Bloomfield, MI	Medical Office	03/28/13	21,600,000	—	21,600,000	—	562,000
Central Indiana MOB Portfolio(6)	Avon, Bloomington, Carmel, Fishers, Indianapolis, Muncie and Noblesville, IN	Medical Office	03/28/13, 04/26/13 and 05/20/13	88,750,000	59,343,000	—	2,012,000	2,308,000
Pennsylvania SNF Portfolio	Milton and Watsontown, PA	Skilled Nursing	04/30/13	13,000,000	—	9,000,000	—	338,000
Rockwall MOB II	Rockwall, TX	Medical Office	05/23/13	5,400,000	—	—	—	140,000
Pittsfield Skilled Nursing Facility	Pittsfield, MA	Skilled Nursing	05/29/13	15,750,000	—	—	—	410,000
Des Plaines Surgical Center	Des Plaines, IL	Medical Office	05/31/13	10,050,000	—	—	—	261,000
Pacific Northwest Senior Care Portfolio(7)	Grants Pass, OR	Skilled Nursing	05/31/13	6,573,000	—	—	—	171,000
Winn MOB Portfolio	Decatur, GA	Medical Office	06/03/13	9,850,000	—	—	—	256,000
Hinsdale MOB Portfolio	Hinsdale, IL	Medical Office	07/11/13	35,500,000	—	—	—	923,000
Johns Creek Medical Office Building	Johns Creek, CA	Medical Office	08/26/13	20,100,000	—	—	—	523,000
Winn MOB II	Decatur, GA	Medical Office	08/27/13	2,800,000	—	—	—	73,000
Greeley Cottonwood MOB	Greeley, CO	Medical Office	09/06/13	7,450,000	—	—	—	194,000
UK Senior Housing Portfolio(8)	England, Scotland and Jersey, UK	Senior Housing	09/11/13	472,167,000	—	—	—	12,276,000
Tiger Eye NY MOB Portfolio	Middletown, Rock Hill and Wallkill, NY	Medical Office	09/20/13	114,700,000	—	—	—	2,982,000
Salt Lake City LTACH	Murray, UT	Hospital	09/25/13	13,700,000	—	—	—	138,000	(9)
Lacombe MOB II	Lacombe, LA	Medical Office	09/27/13	5,500,000	—	—	—	143,000
Total				$906,190,000	$59,343,000	$86,900,000	$2,012,000	$23,344,000
___________

(1)	We own 100% of our properties acquired in 2013.

(2)	Represents the balance of the mortgage loans payable assumed by us at the time of acquisition.

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

(5)
Unless otherwise noted, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

(6)	On March 28, 2013, April 26, 2013 and May 20, 2013, we added a total of 12 additional buildings to our existing Central Indiana MOB Portfolio.

(7)	On May 31, 2013, we purchased the fourteenth skilled nursing facility comprising our existing Pacific Northwest Senior Care Portfolio.

(8)
On September 11, 2013, we purchased UK Senior Housing Portfolio for a net contract purchase price of £298,500,000, or approximately $472,167,000, based on the currency exchange rate on the acquisition date.

(9)
With respect to Salt Lake City LTACH, our advisor entities and their affiliates were paid an acquisition fee which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the established offering price as of the date of closing, net of selling commissions and dealer manager fees, and (ii) in cash equal to 2.45% of the contract purchase price less $218,000 which was previously paid as an acquisition fee for the Salt Lake City Note. See Note 4, Real Estate Notes Receivable, Net, for a further discussion. The total acquisition fee paid for both the Salt Lake City Note and the purchase of Salt Lake City LTACH was 2.60% of the contract purchase price of Salt Lake City LTACH.

Acquisitions in 2012
For the nine months ended September 30, 2012, we completed 16 property acquisitions comprising 65 buildings from unaffiliated parties. The aggregate purchase price of these properties was $654,741,000 and we paid $17,274,000 in acquisition fees to our former advisor or its affiliates and to our advisor entities or their affiliates in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2012:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Acquisition Fee(5)
Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainesville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	$166,500,000	$83,159,000	$58,435,000	(3)	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	33,800,000	17,354,000	15,600,000	(3)	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	32,500,000	14,482,000	19,000,000	(3)	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	24,600,000	11,933,000	6,000,000	(3)	640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	19,250,000	—	16,000,000	(3)	501,000
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	05/22/12, 07/19/12 and 08/14/12	30,060,000	17,728,000	6,000,000	(3)	782,000
Texarkana MOB	Texarkana, TX	Medical Office	06/14/12	6,500,000	—	—		169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	13,200,000	—	—		343,000
Columbia MOB	Columbia, SC	Medical Office	06/26/12	6,900,000	—	—		179,000
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12 and 07/11/12	71,000,000	—	64,000,000	(4)	1,846,000
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	07/19/12, 09/05/12 and 09/27/12	35,400,000	—	32,750,000	(4)	920,000
Shelbyville MOB	Shelbyville, TN	Medical Office	07/26/12	6,800,000	—	6,800,000	(4)	177,000
Jasper MOB	Jasper, GA	Medical Office	08/08/12 and 09/27/12	13,800,000	6,275,000	—		359,000
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Senior Housing	08/24/12	58,231,000	—	45,000,000	(4)	1,514,000
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	09/14/12	51,200,000	—	50,000,000	(4)	1,331,000
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	09/27/12	85,000,000	—	86,500,000	(4)	2,210,000
Total				$654,741,000	$150,931,000	$406,085,000		$17,274,000

(1)	We own 100% of our properties acquired in 2012.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

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

(4)
Represents borrowings under the unsecured revolving line of credit, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advanced funds and paid down the unsecured revolving line of credit as needed. See Note 9, Line of Credit, for a further discussion.

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

4. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of September 30, 2013 and December 31, 2012:

					Outstanding Balance(2)
Notes Receivable Location of Related Property or Collateral	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2013	December 31, 2012	Acquisition Fee(3)
Salt Lake City Note(4)
Murray, UT	10/05/12	10/05/13	5.25%	$12,100,000	$—	$5,213,000	$218,000
UK Development Facility(5)
United Kingdom	09/11/13	various	7.50%	$107,939,000	9,953,000	—	195,000
Kissito Note
Roanoke, VA	09/20/13	03/19/15	7.25%	$4,400,000	1,468,000	—	29,000
					$11,421,000	$5,213,000
Unamortized closing costs and origination fees, net					177,000	(31,000)
Real estate notes receivable, net					$11,598,000	$5,182,000
___________

(1)	Represents the per annum interest rate in effect as of September 30, 2013.

(2)	Outstanding balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns.

(3)
Our advisor entities and their affiliates were paid, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced through September 30, 2013.

(4)	On September 25, 2013, we purchased the property securing the Salt Lake City Note and the note receivable was paid in full.

(5)
We entered into the UK Development Facility agreement on July 6, 2013, which was effective upon the acquisition of UK Senior Housing Portfolio on September 11, 2013. There are various maturity dates depending upon the timing of advances, however, the maturity date will be no later than March 10, 2022. Based on the currency exchange rate as of September 30, 2013, the maximum amount for advances available was £66,691,000, or approximately $107,939,000, and the outstanding balance as of September 30, 2013 was £6,149,000, or approximately $9,953,000.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following shows the change in the carrying amount of the real estate notes receivable for the nine months ended September 30, 2013:

Amount
Real estate notes receivable, net — December 31, 2012	$5,182,000
Additions:
Advances on real estate notes receivable	16,871,000
Closing costs and origination fees, net	293,000
Unrealized foreign currency gain from remeasurement	219,000
Deductions:
Amortization of closing costs and origination fees	(85,000)
Settlement of real estate notes receivable	(10,882,000)
Real estate notes receivable, net — September 30, 2013	$11,598,000
Amortization expense on closing costs and origination fees for the three and nine months ended September 30, 2013 was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We did not record any amortization expense on closing costs and origination fees for the three and nine months ended September 30, 2012.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2013 and December 31 2012:

	September 30,	December 31,
	2013	2012
Tenant relationships, net of accumulated amortization of $9,314,000 and $4,662,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 18.8 years and 20.5 years as of September 30, 2013 and December 31, 2012, respectively)	$114,244,000	$88,304,000
In-place leases, net of accumulated amortization of $21,416,000 and $11,532,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 9.9 years and 10.6 years as of September 30, 2013 and December 31, 2012, respectively)	96,639,000	88,110,000
Leasehold interests, net of accumulated amortization of $589,000 and $400,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 63.8 years and 63.1 years as of September 30, 2013 and December 31, 2012, respectively)	15,641,000	15,690,000
Above market leases, net of accumulated amortization of $3,294,000 and $1,805,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 6.8 years and 9.4 years as of September 30, 2013 and December 31, 2012, respectively)	10,516,000	11,190,000
Defeasible interest, net of accumulated amortization of $25,000 and $14,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 40.0 years and 40.8 years as of September 30, 2013 and December 31, 2012, respectively)	598,000	610,000
Master leases, net of accumulated amortization of $208,000 and $616,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 0.2 years and 0.6 years as of September 30, 2013 and December 31, 2012, respectively)	30,000	243,000
	$237,668,000	$204,147,000
Amortization expense for the three months ended September 30, 2013 and 2012 was $6,966,000 and $4,451,000, respectively, which included $726,000 and $432,000, respectively, of amortization recorded against real estate revenue for above market leases and $67,000 and $69,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense for the nine months ended September 30, 2013 and 2012 was $18,651,000 and $10,034,000, respectively, which included $1,972,000 and $1,042,000, respectively, of amortization recorded against real estate revenue for above market leases and $205,000 and $190,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 17.7 and 18.9 years as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2013	$6,649,000
2014	23,747,000
2015	21,391,000
2016	19,388,000
2017	17,779,000
Thereafter	148,714,000
$237,668,000
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Deferred rent receivables	$19,476,000	$10,219,000
Deferred financing costs, net of accumulated amortization of $3,045,000 and $1,276,000 as of September 30, 2013 and December 31, 2012, respectively	7,083,000	6,234,000
Prepaid expenses and deposits	2,016,000	1,353,000
Lease commissions, net of accumulated amortization of $286,000 and $122,000 as of September 30, 2013 and December 31, 2012, respectively	4,563,000	1,716,000
	$33,138,000	$19,522,000

Amortization expense on lease commissions for the three months ended September 30, 2013 and 2012 was $105,000 and $27,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $221,000 and $66,000, respectively. Amortization expense on deferred financing costs for three months ended September 30, 2013 and 2012 was $779,000 and $437,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $1,860,000 and $1,351,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2013, $56,000 of the $1,860,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable secured by Hardy Oak Medical Office Building. For the nine months ended September 30, 2012, $31,000 of the $1,351,000 was related to the write-off of deferred financing costs due to the early extinguishment of mortgage loans on Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Estimated amortization expense on deferred financing costs and lease commissions as of September 30, 2013 for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2013	$879,000
2014	3,445,000
2015	1,985,000
2016	836,000
2017	663,000
Thereafter	3,838,000
$11,646,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $328,748,000 ($343,186,000, net of discount and premium) and $278,245,000 ($291,052,000, net of discount and premium) as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.28% to 6.60% per annum and a weighted average effective interest rate of 4.91% per annum. As of September 30, 2013, we had $312,555,000 ($327,212,000, net of discount and premium) of fixed rate debt, or 95.1% of mortgage loans payable, at a weighted average effective interest rate of 5.04% per annum and $16,193,000 ($15,974,000, net of discount) of variable rate debt, or 4.9% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum.
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
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratio, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of September 30, 2013 and December 31, 2012:

	Interest		September 30,	December 31,
Acquisition	Rate(1)	Maturity Date	2013	2012
Fixed Rate Debt:
Pocatello East Medical Office Building	6.00%	10/01/20	$7,441,000	$7,594,000
Monument LTACH Portfolio	5.79%	05/27/18	23,587,000	24,134,000
Hardy Oak Medical Office Building	6.60%	10/10/16	—	5,080,000
Maxfield Medical Office Building	5.17%	02/28/15	4,745,000	4,879,000
Milestone Medical Office Building Portfolio	4.50%	02/01/17	16,000,000	16,000,000
Southeastern SNF Portfolio (Bell Minor)	4.57%	08/01/40	6,881,000	6,977,000
Southeastern SNF Portfolio (Covington)	4.60%	08/01/40	11,021,000	11,174,000
Southeastern SNF Portfolio (Mobile)	4.60%	08/01/40	4,903,000	4,971,000
Southeastern SNF Portfolio (Shreveport)	4.60%	08/01/40	10,550,000	10,696,000
Southeastern SNF Portfolio (Westminster)	4.57%	08/01/40	4,461,000	4,523,000
Southeastern SNF Portfolio (Buckhead)	5.25%	03/01/45	11,690,000	11,797,000
Southeastern SNF Portfolio (Rockdale)	5.25%	03/01/45	7,888,000	7,960,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Interest		September 30,	December 31,
Acquisition	Rate(1)	Maturity Date	2013	2012
Southeastern SNF Portfolio (Millington)	4.60%	08/01/45	$4,691,000	$4,739,000
Southeastern SNF Portfolio (Memphis)	4.57%	08/01/45	6,617,000	6,684,000
FLAGS MOB Portfolio (Okatie)	5.62%	07/01/14	7,532,000	7,662,000
FLAGS MOB Portfolio (Boynton)	6.31%	08/01/16	4,027,000	4,084,000
FLAGS MOB Portfolio (Tempe)	5.33%	08/01/15	5,220,000	5,307,000
Spokane MOB	5.59%	03/11/35	13,983,000	14,214,000
Centre Medical Plaza	5.95%	03/01/14	11,571,000	11,767,000
Midwestern MOB Portfolio (Champaign)	5.88%	05/11/21	3,626,000	3,667,000
Midwestern MOB Portfolio (Naperville)	5.91%	06/05/16	7,092,000	7,172,000
Midwestern MOB Portfolio (Urbana)	5.46%	06/01/15	6,671,000	6,773,000
Southeastern SNF Portfolio (Snellville)	2.48%	09/01/47	13,075,000	13,258,000
Jasper MOB Portfolio	6.10%	07/06/17	6,187,000	6,253,000
Surgical Hospital of Humble	3.65%	01/01/20	6,550,000	6,550,000
St. Anthony North Medical Office Building	3.65%	01/01/20	5,975,000	5,975,000
Parkway Medical Center	3.65%	01/01/20	5,450,000	5,450,000
St. Vincent Medical Office Building	3.65%	01/01/20	5,050,000	5,050,000
Greeley MOB	3.65%	01/01/20	6,600,000	6,600,000
Columbia MOB	3.65%	01/01/20	3,450,000	3,450,000
Ola Nalu MOB Portfolio (Rockwall)	3.65%	01/01/20	11,043,000	11,043,000
Ola Nalu MOB Portfolio (Huntsville)	3.65%	01/01/20	4,667,000	4,667,000
Central Indiana MOB Portfolio (Carmel Penn)	6.60%	10/15/18	5,402,000	5,462,000
Central Indiana MOB Portfolio (Riverview Medical Arts Building)	6.53%	04/01/18	6,273,000	—
Central Indiana MOB Portfolio (Avon)	5.64%	04/01/16	4,227,000	—
Central Indiana MOB Portfolio (North Meridian)	5.73%	06/01/16	2,594,000	—
Central Indiana MOB Portfolio (Bloomington)	5.84%	05/01/16	4,164,000	—
Central Indiana MOB Portfolio (Noblesville)	5.89%	05/01/16	5,198,000	—
Central Indiana MOB Portfolio (Muncie)	5.90%	08/01/16	6,214,000	—
Central Indiana MOB Portfolio (Hazel Dell)	5.78%	06/01/16	2,364,000	—
Central Indiana MOB Portfolio (8260 Naab Rd)	5.89%	05/01/16	6,139,000	—
Central Indiana MOB Portfolio (Carmel Physicians)	5.31%	10/01/15	9,747,000	—
Central Indiana MOB Portfolio (Fishers MOB)	5.54%	12/01/15	3,526,000	—
Central Indiana MOB Portfolio (Indiana Heart Physicians)	5.84%	08/01/15	8,463,000	—
			312,555,000	261,612,000
Variable Rate Debt:
Center for Neurosurgery and Spine(2)	1.28%	08/15/21 (callable)	2,547,000	2,731,000
Lawton Medical Office Building Portfolio	3.04%	01/01/16	6,842,000	6,970,000
Muskogee Long-Term Acute Care Hospital	2.58%	04/08/18	6,804,000	6,932,000
			16,193,000	16,633,000
Total fixed and variable rate debt			328,748,000	278,245,000
Add: premium			14,662,000	13,055,000
Less: discount			(224,000)	(248,000)
Mortgage loans payable, net			$343,186,000	$291,052,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

__________

(1)	Represents the per annum interest rate in effect as of September 30, 2013.

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

As of September 30, 2013, the principal payments due on our mortgage loans payable for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2013	$3,915,000
2014	24,368,000
2015	41,985,000
2016	50,419,000
2017	24,779,000
Thereafter	183,282,000
$328,748,000
8. Derivative Financial Instruments
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. We also use derivative instruments, such as foreign currency forward contracts, to mitigate the effects of the foreign currency fluctuations on future cash flows. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss).
As of September 30, 2013, no derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and foreign currency fluctuations, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
Interest Rate Swaps
For the three months ended September 30, 2013 and 2012, we recorded $47,000 and $0, respectively, and for the nine months ended September 30, 2013 and 2012, we recorded $259,000 and $(52,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our interest rate swaps.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists the interest rate swap contracts held by us as of September 30, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,547,000	one month LIBOR	6.00%	$(348,000)	Swap	08/15/21
6,842,000	one month LIBOR	4.41%	(24,000)	Swap	01/01/14
6,804,000	one month LIBOR	4.28%	(66,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(98,000)	Swap	10/01/15
$22,977,000			$(536,000)
The following table lists the interest rate swap contracts held by us as of December 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,731,000	one month LIBOR	6.00%	$(470,000)	Swap	08/15/21
6,970,000	one month LIBOR	4.41%	(89,000)	Swap	01/01/14
6,932,000	one month LIBOR	4.28%	(147,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(89,000)	Swap	10/01/15
$23,417,000			$(795,000)
Foreign Currency Forward Contract
On September 9, 2013, we entered into a foreign currency forward contract to sell £180,000,000 at the fixed foreign currency exchange rate of 1.5606 on September 10, 2014. For the three and nine months ended September 30, 2013, we recorded an unrealized loss of $9,694,000 to foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our foreign currency forward contract. As of September 30, 2013, the fair value of our foreign currency forward contract was $(9,694,000), which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2012, we did not enter into any foreign currency forward contracts.
9. Line of Credit
Bank of America, N.A.
On July 19, 2010, we entered into a loan agreement with Bank of America to obtain a secured revolving credit facility with an aggregate maximum principal amount of $25,000,000, or the Bank of America line of credit. On May 4, 2011, we modified the Bank of America line of credit to increase the aggregate maximum principal amount from $25,000,000 to $45,000,000, subject to certain borrowing base conditions. On June 5, 2012, we terminated and currently have no additional obligations under the Bank of America line of credit.
KeyBank National Association
On June 30, 2011, we entered into a loan agreement with KeyBank to obtain a secured revolving credit facility with an aggregate maximum principal amount of $71,500,000, or the KeyBank line of credit. On October 6, 2011, RBS Citizens, N.A., d/b/a Charter One, or Charter One, was added as a syndication agent to the KeyBank line of credit, whereby $35,750,000 of the aggregate maximum principal amount of the KeyBank line of credit was assigned to Charter One. On June 5, 2012, we terminated and currently have no additional obligations under the KeyBank line of credit.
Unsecured Revolving Line of Credit
On June 5, 2012, we, our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, as administrative agent, swingline lender and issuer of letters of credit; KeyBank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint book managers; and the lenders named therein, to obtain an unsecured revolving line of credit, with an aggregate maximum principal amount of $200,000,000, or the unsecured line of credit. On June 5, 2012 and June 7, 2012, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America, KeyBank, Comerica Bank and RBS Citizens, N.A., whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement.

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
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement, as amended) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended) plus 1.00%, plus (ii) a margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly. The unsecured line of credit matures on June 5, 2015, and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.
We are required to pay a fee on the unused portion of the lenders' commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.25% if the average daily used amount is greater than 50.0% of the commitments and 0.35% if the average daily used amount is less than 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants and requirements.
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
The actual amount of credit available under the unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement, as amended. Based on the value of our borrowing base properties, as such term is used in the Credit Agreement, as amended, our aggregate borrowing capacity under the unsecured line of credit was $450,000,000 and $200,000,000, respectively, as of September 30, 2013 and December 31, 2012. As of September 30, 2013, there were no borrowings outstanding under the unsecured line of credit and $450,000,000 remained available under the unsecured line of credit. As of December 31, 2012, borrowings outstanding under the unsecured line of credit totaled $200,000,000 and $0 remained available under the unsecured line of credit. The weighted average interest rate on borrowings outstanding as of December 31, 2012 was 3.33% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Below market leases, net of accumulated amortization of $712,000 and $265,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 7.9 years and 8.2 years as of September 30, 2013 and December 31, 2012, respectively)	$4,065,000	$3,006,000
Above market leasehold interests, net of accumulated amortization of $63,000 and $17,000 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 45.4 years and 48.8 years as of September 30, 2013 and December 31, 2012, respectively)	2,251,000	2,150,000
	$6,316,000	$5,156,000
Amortization expense on below market leases for the three months ended September 30, 2013 and 2012 was $244,000 and $81,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $584,000 and $163,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense on above market leasehold interests for the three months ended September 30, 2013 and 2012 was $20,000 and $6,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $46,000 and $7,000, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible liabilities is 21.3 and 25.1 years as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, estimated amortization expense on below market leases and above market leasehold interests for the three months ending December 31, 2013 and each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2013	$210,000
2014	779,000
2015	696,000
2016	635,000
2017	533,000
Thereafter	3,463,000
$6,316,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses
During the period from January 7, 2012 until February 14, 2013, our other organizational and offering expenses in connection with our initial offering (other than selling commissions and the dealer manager fee) were paid by our sub-advisor or its affiliates on our behalf. Prior to January 7, 2012, other organizational and offering expenses were paid by our former advisor or its affiliates. Other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee which generally represent 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses would only have become our liability to the extent they did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. As of February 14, 2013 and December 31, 2012, our sub-advisor, our former advisor and their affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our initial offering. We terminated our initial offering and commenced our follow-on offering on February 14, 2013.
Our other organizational and offering expenses incurred in connection with our follow-on offering were paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our follow-on offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2012, our sub-advisor and its affiliates had incurred expenses on our behalf of $610,000, in excess of 1.0% of the gross proceeds related to our follow-on offering, and therefore, these expenses were not recorded in our accompanying condensed consolidated financial statements as of December 31, 2012. As of September 30, 2013, our sub-advisor and its affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our follow-on offering. On October 30, 2013, we terminated our follow-on offering.
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
Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the three and nine months ended September 30, 2012, we incurred $0 and $5,481,000, respectively, in fees and expenses paid to our former advisor or its affiliates as detailed below.
We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended September 30, 2013 and 2012, we incurred $24,062,000 and $11,642,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $41,840,000 and $22,933,000, respectively, in fees and expenses paid to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage
Initial Offering Selling Commissions
Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2012, we incurred $0 and $512,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, selling commissions in connection with our initial offering were paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Initial Offering Dealer Manager Fee
Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2012, we incurred $0 and $227,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
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
Initial Offering
Effective as of January 7, 2012, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three months ended September 30, 2013 and 2012, we incurred $0 and $1,898,000,

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $116,000 and $3,768,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the three and nine months ended September 30, 2012, we incurred $0 and $76,000, respectively, in offering expenses to our former advisor or its affiliates in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2013, we incurred $769,000 and $2,715,000, respectively, in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid with a combination of shares of our common stock and cash as follows: (i) shares of common stock in an amount equal to 0.15% of the contract purchase price of the properties, at $9.00 or $9.20 per share, as applicable, the then established offering price, net of selling commissions or dealer manager fees, and (ii) the remainder in cash in an amount equal to 2.45% of the contract purchase price of the properties. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended September 30, 2013 and 2012, we incurred $17,484,000 and $7,212,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $23,682,000 and $12,695,000, respectively, in acquisition fees to our sub-advisor or its affiliates, which included 109,576 and 46,233 shares of our common stock for the three months ended September 30, 2013 and 2012, respectively, and 147,789 and 81,374, shares of our common stock for the nine months ended September 30, 2013 and 2012, respectively.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, entirely payable in cash. For the three and nine months ended September 30, 2012, we incurred $0 and $4,579,000, respectively, in acquisition fees to our former advisor or its affiliates.
Acquisition fees in connection with the acquisition of properties are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss), or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, as applicable. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
Development Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and nine months ended September 30, 2013 and 2012, we did not incur any development fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reimbursement of Acquisition Expenses
Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and nine months ended September 30, 2013 and 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the three and nine months ended September 30, 2012, we did not incur any acquisition expenses to our former advisor or its affiliates.
Reimbursements of acquisition expenses are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss), or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, as applicable.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2013 and 2012, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio on May 2, 2013. Pursuant to our charter, prior to the acquisition of the land in the Dixie-Lobo Medical Office Building Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Operational Stage
Asset Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended September 30, 2013 and 2012, we incurred $3,392,000 and $1,794,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $9,121,000 and $4,438,000, respectively, in asset management fees to our sub-advisor.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the three and nine months ended September 30, 2012, we incurred $0 and $61,000, respectively, in asset management fees to our former advisor or its affiliates.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Property Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended September 30,

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2013 and 2012, we incurred $1,214,000 and $608,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $3,072,000 and $1,400,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the three and nine months ended September 30, 2012, we incurred $0 and $16,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
On-site Personnel and Engineering Payroll
For the three and nine months ended September 30, 2013 and 2012, we did not incur any payroll for on-site personnel and engineering to our sub-advisor or its affiliates nor to our former advisor or its affiliates.
Lease Fees
Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended September 30, 2013 and 2012, we incurred $1,174,000 and $103,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $3,030,000 and $558,000, respectively, in lease fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the three and nine months ended September 30, 2012, we did not incur any lease fees to our former advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2013 and 2012, we incurred $29,000 and $27,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $104,000 and $74,000, respectively, in construction management fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the three and nine months ended September 30, 2012, we did not incur any construction management fees to our former advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or expensed and included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss), as applicable.
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
For the 12 months ended September 30, 2013, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.0% and 35.9%, respectively, for the 12 months ended September 30, 2013. For the three and nine months ended September 30, 2013 and 2012, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the three and nine months ended September 30, 2012, our former advisor or its affiliates did not incur any operating expenses on our behalf.
Operating expense reimbursements are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
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
For the three and nine months ended September 30, 2012, we incurred expenses of $0 and $10,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
For the three and nine months ended September 30, 2012, GEEA incurred expenses of $0 and $2,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses became our liability since cumulative other organizational and offering expenses did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2013 and 2012, our sub-advisor and its affiliates were not compensated for any additional services.
Until January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the three and nine months ended September 30, 2012, our former advisor or its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2013 and 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.
Subordinated Distribution upon Listing
Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and nine months ended September 30, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
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
For the three and nine months ended September 30, 2013 and 2012, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

Executive Stock Purchase Plans
On December 30, 2011, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, and our President, Chief Operating Officer and Director, Danny Prosky, as well as our Executive Vice President, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan K.L. Oh; and our Secretary, Cora Lo also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salaries that were earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2012. The shares were purchased pursuant to our initial offering at a price of $9.00

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

per share prior to November 7, 2012 and $9.20 per share on or after November 7, 2012 reflecting the offering price in effect on the date of each stock purchase, exclusive of selling commissions and the dealer manager fee.
Effective January 1, 2013, Messrs. Hanson, Prosky, Streiff and Oh and Mses. Johnson and Lo each adopted an executive stock purchase plan, or the Executive Stock Purchase Plans, on terms similar to each of the stock purchase plans described above. The Executive Stock Purchase Plans each were to terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. See Note 19, Subsequent Events — Status of our Follow-On Offering, for a further discussion of the termination of our follow-on offering and the Executive Stock Purchase Plans.
For the three and nine months ended September 30, 2013 and 2012, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended September 30,				Nine Months Ended September 30,
		2013		2012		2013		2012
Officer's Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$144,000	15,671	$142,000	15,814	$184,000	20,010	$176,000	19,531
Danny Prosky	President and Chief Operating Officer	76,000	8,264	76,000	8,454	105,000	11,396	98,000	10,905
Mathieu B. Streiff	Executive Vice President	74,000	8,099	74,000	8,245	100,000	10,886	93,000	10,380
Shannon K S Johnson	Chief Financial Officer	5,000	590	5,000	565	16,000	1,735	12,000	1,296
Stefan K.L. Oh	Senior Vice President of Acquisitions	6,000	630	4,000	499	14,000	1,547	11,000	1,211
Cora Lo	Secretary	3,000	355	3,000	325	9,000	998	7,000	783
		$308,000	33,609	$304,000	33,902	$428,000	46,572	$397,000	44,106
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
Fee	2013	2012
Asset and property management fees	$1,765,000	$1,109,000
Lease commissions	482,000	364,000
Offering costs	319,000	277,000
Construction management fees	42,000	40,000
Acquisition fees	6,000	16,000
Operating expenses	—	1,000
	$2,614,000	$1,807,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we offered to the public up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and $285,000,000 of shares of our common stock pursuant to our DRIP for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share in our primary offering and issuing shares pursuant to the DRIP for $9.71 per share. On February 14, 2013, we terminated our initial offering.
On February 14, 2013, we commenced our follow-on offering of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated an aggregate $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public $1,607,200,000 in our primary offering and $42,800,000 of shares of our common stock pursuant to the DRIP. On October 30, 2013, we terminated our follow-on offering. See Note 19, Subsequent Events — Status of our Follow-On Offering, for a further discussion.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering.

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
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. On each of June 8, 2010, June 14, 2011 and November 7, 2012, in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 22,500 shares, respectively, of our restricted common stock to our independent directors. Through September 30, 2013, we had issued 280,667,756 shares of our common stock in connection with our offerings and 7,767,854 shares of our common stock pursuant to the DRIP, and we had also repurchased 1,326,937 shares of our common stock under our share repurchase plan. As of September 30, 2013 and December 31, 2012, we had 287,183,395 and 113,199,988 shares of our common stock issued and outstanding, respectively.
As of September 30, 2013, we had a receivable of $2,255,000, net of selling commissions and dealer manager fees, from our transfer agent, which was received in October 2013.

Offering Costs
Selling Commissions
Initial Offering
Effective as of January 7, 2012, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2013 and 2012, we incurred $0 and $12,765,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $9,102,000 and $25,502,000, respectively, in selling commissions to

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our dealer manager. Such commissions were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $69,206,000 and $107,100,000, respectively, in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Dealer Manager Fee
Initial Offering
Effective as of January 7, 2012, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2013 and 2012, we incurred $0 and $5,625,000, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $3,981,000 and $11,197,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering

Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of the dealer manager fee to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $30,946,000 and $47,796,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts are paid to our dealer manager from the gross proceeds of our follow-on offering.
Noncontrolling Interests
On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 limited partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both.
As of September 30, 2013 and 2012, we owned greater than a 99.90% and 99.99%, respectively, general partnership interest in our operating partnership and our limited partners owned less than a 0.10% and 0.01%, respectively, limited partnership interest in our operating partnership. As such, for the nine months ended September 30, 2013 and 2012, less than 0.10% and 0.01%, respectively, of the earnings of our operating partnership were allocated to noncontrolling interests, subject to certain limitations.
In addition, as of September 30, 2013 and December 31, 2012, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. As such, 1.25% of the earnings of the Pocatello East MOB property were allocated to noncontrolling interests.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. For the three months ended September 30, 2013 and 2012, $18,500,000 and $5,972,000, respectively, in distributions were reinvested and 1,905,291 and 628,606 shares of our common stock, respectively, were issued pursuant to the DRIP. For the nine months ended September 30, 2013 and 2012, $41,330,000 and $14,621,000, respectively, in distributions were reinvested and 4,256,434 and 1,539,068 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2013 and December 31, 2012, a total of $74,754,000 and $33,424,000, respectively, in distributions were reinvested and 7,767,854 and 3,511,420 shares of our common stock, respectively, were issued pursuant to the DRIP.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. We commenced offering shares under the Secondary DRIP on October 30, 2013 following the termination of our follow-on offering.
Share Repurchase Plan
Our board of directors has approved a share repurchase plan. Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
Until December 7, 2012, under our share repurchase plan, repurchase prices ranged from $9.25, or 92.5% of the price paid per share, following a one-year holding period to an amount not less than 100% of the price paid per share following a four-year holding period. On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased at 92.5% to 100% of each stockholder's repurchase amount depending on the period of time their shares have been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are to be repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended September 30, 2013 and 2012, we received share repurchase requests and repurchased 226,123 and 75,396 shares of our common stock, respectively, for an aggregate of $2,186,000 and $727,000, respectively, at an average repurchase price of $9.67 and $9.64 per share, respectively. For the nine months ended September 30, 2013 and 2012, we received share repurchase requests and repurchased 770,798 and 241,836 shares of our common stock, respectively, for an aggregate of $7,440,000 and $2,341,000, respectively, at an average repurchase price of $9.65 and $9.68 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
As of September 30, 2013 and December 31, 2012, we had received share repurchase requests and had repurchased 1,326,937 shares of our common stock for an aggregate of $12,801,000 at an average price of $9.65 per share and 556,139 shares of our common stock for an aggregate of $5,361,000 at an average price of $9.64, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011 and November 7, 2012, in connection with their re-election, we granted an aggregate of 7,500, 7,500 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors, in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts, which will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then current offering price of shares of our common stock; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. For the three months ended September 30, 2013 and 2012, we recognized compensation expense of $27,000 and $15,000, respectively, and for the nine months ended September 30, 2013 and 2012, we recognized compensation expense of $80,000 and $48,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2013 and 2012, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2013 and December 31, 2012, there was $180,000 and $260,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.44 years.

As of September 30, 2013 and December 31, 2012, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $259,000 and $289,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2013 and December 31, 2012, and the changes for the nine months ended September 30, 2013, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2012	28,500	$10.14
Granted	—	$—
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — September 30, 2013	25,500	$10.16
Expected to vest — September 30, 2013	25,500	$10.16
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$536,000	$—	$536,000
Foreign currency forward contract	—	9,694,000	—	9,694,000
Contingent consideration obligations	—	—	5,453,000	5,453,000
Total liabilities at fair value	$—	$10,230,000	$5,453,000	$15,683,000

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$795,000	$—	$795,000
Contingent consideration obligations	—	—	60,204,000	60,204,000
Total liabilities at fair value	$—	$795,000	$60,204,000	$60,999,000

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2013 and 2012.
Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with floating rate debt and foreign currency forward contracts to mitigate the effects of foreign currency fluctuations. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility. The fair values of interest rate swaps and foreign currency forward contracts are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates or foreign currency exchange rates (forward curves) derived from observable market interest rate curves and foreign currency exchange rate curves, as applicable.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps and foreign currency forward contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps and foreign currency forward contracts. As a result, we have determined that our interest rate swaps and foreign currency forward contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingent Consideration
Assets
On December 22, 2011, we purchased Sierra Providence East Medical Plaza I and, in connection with such purchase, we recognized $115,000 as a contingent consideration asset as of December 31, 2011. We would have received such consideration to the extent a tenant in approximately 2,000 square feet of GLA did not pay their rental payments to us over the remaining term of their lease, which would have expired in April 2014. The range of payment to us was between $0 and up to a maximum of $115,000. In May 2012, a new tenant assumed the existing lease and pursuant to the agreement with the seller, we received $2,000 and the remaining funds held in escrow of $113,000 were released to the seller.

Obligations
In connection with our property acquisitions, we have accrued $5,453,000 and $60,204,000 as contingent consideration obligations as of September 30, 2013 and December 31, 2012, respectively. Such consideration will be paid upon various conditions being met, including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing of unoccupied space. Of the amount accrued as of December 31, 2012, $52,585,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011, $5,492,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $2,127,000 relates to various other property acquisitions. Of the amount accrued as of September 30, 2013, $3,750,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio and $1,703,000 relates to various other property acquisitions.
We recorded an increase in the obligation related to Philadelphia SNF Portfolio of $458,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we paid $53,043,000 to settle obligations related to our acquisition of Philadelphia SNF Portfolio. Such payments resulted in an increase in the monthly rent charged to the tenant and additional rental revenue to us.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of September 30, 2013, we have made payments of $2,775,000 towards this obligation.

Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration assets are included in other assets, net and our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of September 30, 2013 for our most significant contingent consideration obligation:

Property	Fair Value as of September 30, 2013	Unobservable Inputs	Range of Inputs/Inputs
Pacific Northwest Senior Care Portfolio	$3,750,000	Achieve Required Lease Coverage Ratios	Yes
		Total Estimated Cost of Tenant Improvements	$6,525,000
		Percentage of Eligible Payment Requested	100%
Significant increases or decreases in any of the unobservable inputs in isolation or aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of September 30, 2013. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do so, then the fair value would decrease. If the lease coverage ratio for Pacific Northwest Senior Care Portfolio is not met, then the fair value would decrease to $1,925,000. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenants improvements would have no impact on the payment.

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and nine months ended ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contingent Consideration Assets:
Beginning balance	$—	$—	$—	$115,000
Realized/unrealized losses recognized in earnings	—	—	—	(113,000)
Settlement of asset	—	—	—	(2,000)
Ending balance	$—	$—	$—	$—
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held	$—	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$6,489,000	$3,580,000	$60,204,000	$6,058,000
Additions to contingent consideration obligations	395,000	7,485,000	682,000	7,485,000
Realized/unrealized losses recognized in earnings	—	12,446,000	273,000	11,935,000
Settlements of obligations	(1,431,000)	(1,467,000)	(55,706,000)	(3,434,000)
Ending balance	$5,453,000	$22,044,000	$5,453,000	$22,044,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$—	$12,446,000	$—	$12,591,000
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under the unsecured line of credit.
We consider the carrying values of real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and the unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2013 and December 31, 2012, the fair value of the mortgage loans payable was $339,931,000 and $308,472,000, respectively, compared to the carrying value of $343,186,000 and $291,052,000, respectively. The fair value of the unsecured line of credit as of September 30, 2013 and December 31, 2012 was $0 and $199,780,000, respectively, compared to the carrying value of $0 and $200,000,000, respectively. We have determined that the mortgage loans payable and the unsecured line of credit valuations are classified as Level 2 within the fair value hierarchy.
15. Business Combinations
2013
For the nine months ended September 30, 2013, we completed 15 property acquisitions comprising 34 buildings. The aggregate purchase price was $284,000,000, plus closing costs and acquisition fees of $8,775,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013 for the period subsequent to the acquisition date of each property through September 30, 2013. For the period from the acquisition date through September 30, 2013, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
2013 Acquisitions	$12,200,000	$1,611,000

The following summarizes the fair value of our 2013 property acquisitions at the time of acquisition:

	2013 Acquisitions
Land	$22,639,000
Building and improvements	208,188,000
In-place leases	19,933,000
Tenant relationships	30,592,000
Above market leases	3,306,000
Leasehold interests	467,000
Total assets acquired	285,125,000
Mortgage loans payable, net	(62,712,000)
Below market leases	(1,643,000)
Above market leasehold interest	(147,000)
Other liabilities	(682,000)	(1)
Total liabilities assumed	(65,184,000)
Net assets acquired	$219,941,000
___________

(1)
Included in other liabilities is $395,000 and $287,000 accrued for as contingent consideration in connection with the purchase of Lacombe MOB II and a building in the Central Indiana MOB Portfolio, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assuming the property acquisitions in 2013 discussed above had occurred on January 1, 2012, for the three and nine months ended September 30, 2013 and 2012, pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$53,134,000	$36,958,000	$150,632,000	$93,562,000
Net income (loss)	$6,297,000	$(19,262,000)	$25,321,000	$(24,169,000)
Net income (loss) attributable to controlling interest	$6,290,000	$(19,218,000)	$25,281,000	$(24,104,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.03	$(0.19)	$0.13	$(0.28)

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2012. In addition, as acquisition related expenses related to the property acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the property acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
2012
For the nine months ended September 30, 2012, we completed 16 property acquisitions comprising 65 buildings. The aggregate purchase price was $654,741,000, plus closing costs and acquisition fees of $20,094,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such property acquisitions.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2012 for the period subsequent to the acquisition date of each property through September 30, 2012. For the period from the acquisition date through September 30, 2012, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
Southeastern SNF Portfolio	$13,839,000	$5,158,000
Other 2012 Acquisitions	$12,833,000	$1,276,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following summarizes the fair value of our 2012 property acquisitions at the time of acquisition. We present separately Southeastern SNF Portfolio, which is the one individually significant property acquisition during the nine months ended September 30, 2012, and aggregate the rest of the property acquisitions during the nine months ended September 30, 2012.

	Southeastern SNF Portfolio	Other 2012 Acquisitions
Building and improvements	$123,175,000	$373,645,000
Land	15,009,000	45,307,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,919,000	37,429,000
Tenant relationships	15,271,000	36,885,000
Leasehold interest	—	3,803,000
Master lease	—	42,000
Defeasible interest	—	623,000
Above market leases	—	5,670,000
Total assets acquired	175,952,000	503,404,000
Mortgage loans payable, net	(92,611,000)	(71,197,000)
Below market leases	—	(1,119,000)
Above market leasehold interest	—	(1,515,000)
Other liabilities	—	(11,465,000)	(1)
Total liabilities assumed	(92,611,000)	(85,296,000)
Net assets acquired	$83,341,000	$418,108,000
___________

(1)
Included in other liabilities is $6,525,000 and $960,000 accrued for as contingent consideration in connection with the purchase of Pacific Northwest Senior Care Portfolio and Silver Star MOB Portfolio, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Assuming the property acquisitions in 2012 discussed above had occurred on January 1, 2011, for the three and nine months ended September 30, 2012, pro forma revenue, net (loss) income, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue	$32,691,000	$96,968,000
Net (loss) income	$(10,123,000)	$3,985,000
Net (loss) income attributable to controlling interest	$(10,125,000)	$3,983,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.07)	$0.03

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Segment Reporting

As of September 30, 2013, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, subordinated distribution purchase, acquisition related expenses, interest expense, foreign currency and derivative loss and interest income. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment operating income should be examined in conjunction with net income (loss) as presented in our accompanying condensed consolidated financial statements.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Three Months Ended September 30, 2013
Revenue:
Real estate revenue	$28,280,000	$13,226,000	$5,783,000	$4,729,000	$52,018,000
Expenses:
Rental expenses	9,680,000	908,000	713,000	186,000	11,487,000
Segment net operating income	$18,600,000	$12,318,000	$5,070,000	$4,543,000	$40,531,000
Expenses:
General and administrative					6,237,000
Acquisition related expenses					2,301,000
Depreciation and amortization					19,211,000
Income from operations					12,782,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(4,760,000)
Gain in fair value of derivative financial instruments					47,000
Foreign currency and derivative loss					(4,723,000)
Interest income					246,000
Net income					$3,592,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Three Months Ended September 30, 2012
Revenue:
Real estate revenue	$14,987,000	$9,612,000	$2,303,000	$232,000	$27,134,000
Expenses:
Rental expenses	5,000,000	708,000	212,000	22,000	5,942,000
Segment net operating income	$9,987,000	$8,904,000	$2,091,000	$210,000	$21,192,000
Expenses:
General and administrative					2,935,000
Subordinated distribution purchase					4,232,000
Acquisition related expenses					21,174,000
Depreciation and amortization					10,743,000
Loss from operations					(17,892,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(3,548,000)
Interest income					4,000
Net loss					$(21,436,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Nine Months Ended September 30, 2013
Revenue:
Real estate revenue	$74,756,000	$36,154,000	$17,271,000	$9,449,000	$137,630,000
Expenses:
Rental expenses	24,698,000	2,527,000	2,218,000	501,000	29,944,000
Segment net operating income	$50,058,000	$33,627,000	$15,053,000	$8,948,000	$107,686,000
Expenses:
General and administrative					14,676,000
Acquisition related expenses					9,580,000
Depreciation and amortization					50,449,000
Income from operations					32,981,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(13,325,000)
Gain in fair value of derivative financial instruments					259,000
Foreign currency and derivative loss					(5,053,000)
Interest income					283,000
Net income					$15,145,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Nine Months Ended September 30, 2012
Revenue:
Real estate revenue	$33,739,000	$26,999,000	$6,700,000	$232,000	$67,670,000
Expenses:
Rental expenses	11,382,000	1,989,000	621,000	22,000	14,014,000
Segment net operating income	$22,357,000	$25,010,000	$6,079,000	$210,000	$53,656,000
Expenses:
General and administrative					7,753,000
Subordinated distribution purchase					4,232,000
Acquisition related expenses					32,326,000
Depreciation and amortization					25,707,000
Loss from operations					(16,362,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense					(9,747,000)
Loss in fair value of derivative financial instruments					(52,000)
Interest income					11,000
Net loss					$(26,150,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segments as of September 30, 2013 and December 31, 2012, are as follows:

	September 30,	December 31,
	2013	2012
Medical office buildings	$1,057,127,000	$677,444,000
Senior housing	683,814,000	116,871,000
Skilled nursing facilities	414,712,000	374,773,000
Hospitals	196,722,000	190,289,000
All other	526,264,000	95,252,000
Total assets	$2,878,639,000	$1,454,629,000

Our portfolio of properties and other investments are located in the United States and the United Kingdom. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$49,686,000	$27,134,000	$135,298,000	$67,670,000
United Kingdom	2,332,000	—	2,332,000	—
Total revenues	$52,018,000	$27,134,000	$137,630,000	$67,670,000

	September 30,	December 31,
	2013	2012
Real estate investments, net:
United States	$1,471,240,000	$1,112,295,000
United Kingdom	552,199,000	—
Total real estate investments, net	$2,023,439,000	$1,112,295,000

17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate notes receivable are secured by the property and there is a guarantee of completion agreement executed between the parent company of the borrower and us. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents, restricted cash accounts and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of September 30, 2013, no one state in the United States accounted for 10.0% or more of our annualized base rent. However, we owned UK Senior Housing Portfolio in the United Kingdom, as of September 30, 2013, which accounted for 17.5% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in the United Kingdom's economy.
Based on leases in effect as of September 30, 2013, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing and hospitals, accounted for 46.3%, 22.7%, 21.5% and 9.5%, respectively, of our annualized base rent. As of September 30, 2013, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Tenant	2013 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	GLA (Sq Ft)	Lease Expiration Date(2)
Myriad Healthcare Limited(3)	£21,610,000	17.5%	UK Senior Housing Portfolio	962,000	09/10/48
 __________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2013 and was approximately $34,976,000 based on the currency exchange rate as of September 30, 2013. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	UK Senior Housing Portfolio is leased to one tenant under a 35-year absolute net lease with lease termination options on October 1, 2028 and October 1, 2038.

(3)
In addition, as of September 30, 2013, we had advanced £6,149,000, or approximately $9,953,000, under real estate notes receivable, to affiliates of Myriad Healthcare Limited. See Note 4, Real Estate Notes Receivable, Net, for a further discussion.

18. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of$52,000 and $2,000, respectively, for the three months ended September 30, 2013 and 2012, and $99,000 and $7,000, respectively, for the nine months ended September 30, 2013 and 2012. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2013 and 2012, there were 25,500 and 13,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2013 and 2012, there were 281,600 and 200 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earning per share because such units were anti-dilutive during these periods.
19. Subsequent Events
Status of our Follow-On Offering
On October 30, 2013, we terminated our follow-on offering. As of October 30, 2013, we had received and accepted subscriptions in our follow-on offering for 157,630,007 shares of our common stock, or $1,605,083,000, and a total of $42,713,000 in distributions were reinvested and 4,398,862 shares of our common stock were issued pursuant to the DRIP. In connection with the termination of our follow-on offering, the Executive Stock Purchase Plans adopted by Messrs. Hanson, Prosky, Streiff and Oh and Mses. Johnson and Lo were also terminated pursuant to the terms of the plans.
Share Repurchases
We received share repurchase requests and repurchased 154,296 shares of our common stock, for an aggregate amount of $1,498,000, under our share repurchase plan in October 2013.
Property Acquisition
Subsequent to September 30, 2013, we completed one property acquisition comprising two buildings from an unaffiliated party. The aggregate purchase price of the property was $13,600,000 and we paid $354,000 in acquisition fees to our advisor entities or their affiliates in connection with this acquisition. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition. The following is a summary of our property acquisition subsequent to September 30, 2013:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Acquisition Fee(2)
Tennessee MOB Portfolio	Memphis and Hendersonville, TN	Medical Office	10/02/13	$13,600,000	$354,000
______________

(1)	We own 100% of our property acquired subsequent to September 30, 2013.

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
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2013 and December 31, 2012, together with our results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; our ability to acquire properties pursuant to our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or SEC.
Overview and Background
Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our corporate name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
On August 24, 2009, we commenced a best efforts initial public offering, or our initial offering, of up to $3,285,000,000 of shares of our common stock. Until November 6, 2012, we offered to the public up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and $285,000,000 of shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share in our primary offering and issuing shares pursuant to the DRIP for $9.71 per share.
On February 14, 2013, we terminated our initial offering. As of February 14, 2013, we had received and accepted subscriptions in our initial offering for 123,179,064 shares of our common stock, or $1,233,333,000, and a total of $40,167,000 in distributions were reinvested and 4,205,920 shares of our common stock were issued pursuant to the DRIP.
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP for an aggregate of $150,000,000. As such, during our follow-on offering, we reallocated an aggregate of $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP. As of September 30, 2013, we had received and accepted subscriptions in our follow-on offering for 157,488,692 shares of our common stock, or $1,603,642,000, excluding shares of our common stock issued pursuant to the DRIP. On October 30, 2013, we terminated our follow-on offering.

On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had a one-year term, but was subject to successive one-year renewals upon mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties and expires on January 7, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. As of September 30, 2013, we had completed 67 acquisitions comprising 230 buildings and approximately 8,245,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of approximately $2,230,836,000.

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
Acquisitions in 2013 and 2012
For a discussion of our property acquisitions for the nine months ended September 30, 2013 and 2012, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements. For a discussion of our property acquisitions subsequent to September 30, 2013, see Note 19, Subsequent Events — Property Acquisition, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of September 30, 2013, our consolidated properties were 96.1% occupied. During the remainder of 2013, 1.6% of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2013, our remaining weighted average lease term was 9.8 years.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012
Our operating results for the three and nine months ended September 30, 2013 and 2012 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts to increase in the future based on increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of September 30, 2013, we operated through four reportable business segments — medical office buildings, hospitals, skilled nursing facilities and senior housing. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into these four reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions.
Except where otherwise noted, the change in our results of operations is primarily due to owning 230 buildings as of September 30, 2013, as compared to 121 buildings as of September 30, 2012. As of September 30, 2013 and 2012, we owned the following types of properties:

	September 30,
	2013			2012
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	116	$1,055,420,000	93.1%	69	$561,740,000	94.2%
Senior housing	59	578,103,000	100%	5	22,000,000	100%
Skilled nursing facilities	41	397,468,000	100%	35	346,731,000	100%
Hospitals	14	199,845,000	100%	12	162,895,000	100%
Total/weighted average	230	$2,230,836,000	96.1%	121	$1,093,366,000	96.8%
Real Estate Revenue
For the three months ended September 30, 2013 and 2012, real estate revenue was $52,018,000 and $27,134,000, respectively, and was primarily comprised of base rent of $40,483,000 and $20,940,000, respectively, expense recoveries of $7,795,000 and $4,377,000, respectively, and deferred rent of $3,651,000 and $1,806,000, respectively.
For the nine months ended September 30, 2013 and 2012, real estate revenue was $137,630,000 and $67,670,000, respectively, and was primarily comprised of base rent of $106,711,000 and $52,448,000, respectively, expense recoveries of $20,895,000 and $10,406,000, respectively, and deferred rent of $9,297,000 and $4,785,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medical office buildings	$28,280,000	$14,987,000	$74,756,000	$33,739,000
Skilled nursing facilities	13,226,000	9,612,000	36,154,000	26,999,000
Hospitals	5,783,000	2,303,000	17,271,000	6,700,000
Senior housing	4,729,000	232,000	9,449,000	232,000
Total	$52,018,000	$27,134,000	$137,630,000	$67,670,000

Rental Expenses
For the three months ended September 30, 2013 and 2012, rental expenses were $11,487,000 and $5,942,000, respectively. For the nine months ended September 30, 2013 and 2012, rental expenses were $29,944,000 and $14,014,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real estate taxes	$4,386,000	$2,738,000	$12,211,000	$6,700,000
Building maintenance	2,359,000	907,000	5,904,000	2,160,000
Utilities	2,438,000	1,035,000	5,617,000	2,194,000
Property management fees — affiliates	1,214,000	608,000	3,072,000	1,416,000
Administration	469,000	221,000	1,142,000	493,000
Insurance	215,000	125,000	640,000	300,000
Amortization of leasehold interests	47,000	63,000	159,000	183,000
Other	359,000	245,000	1,199,000	568,000
Total	$11,487,000	$5,942,000	$29,944,000	$14,014,000
Rental expenses and rental expenses as a percentage of revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012			2013		2012
Medical office buildings	$9,680,000	34.2%	$5,000,000	33.4%		$24,698,000	33.0%	$11,382,000	33.7%
Skilled nursing facilities	908,000	6.9%	708,000	7.4%	—	2,527,000	7.0%	1,989,000	7.4%
Hospitals	713,000	12.3%	212,000	9.2%	—	2,218,000	12.8%	621,000	9.3%
Senior housing	186,000	3.9%	22,000	9.5%	—	501,000	5.3%	22,000	9.5%
Total/weighted average	$11,487,000	22.1%	$5,942,000	21.9%		$29,944,000	21.8%	$14,014,000	20.7%
Overall, the percentage of rental expenses as a percentage of revenue in 2013 was higher than in 2012, as our portfolio in 2013 as compared to 2012 contained relatively more medical office buildings, which typically have a higher expense to revenue ratio than skilled nursing facilities, hospitals and senior housing facilities.

General and Administrative
For the three months ended September 30, 2013 and 2012, general and administrative was $6,237,000 and $2,935,000, respectively. For the nine months ended September 30, 2013 and 2012, general and administrative was $14,676,000 and $7,753,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset management fees — affiliates	$3,392,000	$1,794,000	$9,121,000	$4,499,000
Transfer agent services	687,000	330,000	1,628,000	765,000
Franchise taxes	901,000	112,000	1,257,000	174,000
Professional and legal fees	474,000	403,000	1,119,000	1,458,000
Bank charges	261,000	66,000	479,000	160,000
Bad debt expense	211,000	29,000	329,000	106,000
Board of directors fees	76,000	82,000	241,000	250,000
Directors’ and officers’ liability insurance	78,000	54,000	215,000	138,000
Postage and delivery	114,000	35,000	154,000	92,000
Restricted stock compensation	27,000	15,000	80,000	48,000
Transfer agent services — former affiliate	—	—	—	10,000
Other	16,000	15,000	53,000	53,000
Total	$6,237,000	$2,935,000	$14,676,000	$7,753,000
The increase in general and administrative in 2013 as compared to 2012 was primarily the result of purchasing additional properties in 2013 and 2012 and thus incurring higher asset management fees and franchise taxes, as well as incurring higher fees for transfer agent services due to an increase in the number of our investors in connection with the increased equity raise pursuant to our public offerings. We expect general and administrative to continue to increase in 2013 as we purchase additional properties in 2013.
Subordinated Distribution Purchase
For the three and nine months ended September 30, 2012, we recorded a charge of $4,232,000, which pertained to a settlement agreement we and our operating partnership entered into on September 14, 2012 with BGC Partners, Inc., or BGC Partners, to transfer certain assets held by BGC Partners to us, including 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution that may have been owed to our former advisor and its affiliates, including our former sponsor, for consideration of $4,300,000. Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Acquisition Related Expenses
For the three months ended September 30, 2013 and 2012, we incurred acquisition related expenses of $2,301,000 and $21,174,000, respectively. For the three months ended September 30, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $1,994,000 incurred to our advisor entities. For the three months ended September 30, 2012, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $7,212,000 incurred to our advisor entities. The decrease in acquisition related expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a $12,446,000 net unrealized loss on contingent consideration in 2012, which was primarily due to one tenant's significant improvement in its specified rent coverage ratio for the three and eight months ended August 31, 2012. In addition, the decrease in acquisition related expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due to fewer business combinations in 2013 as compared to 2012.
For the nine months ended September 30, 2013 and 2012, we incurred acquisition related expenses of $9,580,000 and $32,326,000, respectively. For the nine months ended September 30, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $7,167,000 incurred to our advisor entities. For the nine months ended September 30, 2012, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $4,579,000 incurred to our former advisor or its affiliates and acquisition fees of $12,695,000 incurred to our advisor entities. The decrease in acquisition related expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to $12,048,000 of net unrealized/realized loss on contingent consideration in 2012, which was primarily due to one tenant's significant improvement in its specified rent coverage ratio for the three and eight months ended August 31, 2012. In addition, the decrease in acquisition related expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to fewer business combinations in 2013 as compared to 2012.
Depreciation and Amortization
For the three months ended September 30, 2013 and 2012, depreciation and amortization was $19,211,000 and $10,743,000, respectively, and consisted primarily of depreciation on our operating properties of $12,933,000 and $6,766,000, respectively, and amortization on our identified intangible assets of $6,173,000 and $3,950,000, respectively.
For the nine months ended September 30, 2013 and 2012, depreciation and amortization was $50,449,000 and $25,707,000, respectively, and consisted primarily of depreciation on our operating properties of $33,754,000 and $16,839,000, respectively, and amortization on our identified intangible assets of $16,474,000 and $8,802,000, respectively.
Interest Expense
For the three months ended September 30, 2013 and 2012, interest expense including gain (loss) in fair value of derivative financial instruments was $4,713,000 and $3,548,000, respectively. For the nine months ended September 30, 2013 and 2012, interest expense including gain (loss) in fair value of derivative financial instruments was $13,066,000 and $9,799,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense — mortgage loans payable and derivative financial instruments	$4,216,000	$2,880,000	$11,990,000	$7,811,000
Interest expense — lines of credit	413,000	518,000	1,214,000	1,263,000
Amortization of debt discount and (premium), net	(648,000)	(291,000)	(1,578,000)	(682,000)
Amortization of deferred financing costs — lines of credit	555,000	266,000	1,176,000	764,000
Amortization of deferred financing costs — mortgage loans payable	224,000	157,000	628,000	556,000
Loss (gain) on extinguishment of debt — write-off of deferred financing costs and debt premium	—	18,000	(105,000)	35,000
(Gain) loss in fair value of derivative financial instruments	(47,000)	—	(259,000)	52,000
Total	$4,713,000	$3,548,000	$13,066,000	$9,799,000
Foreign Currency and Derivative Loss

For the three and nine months ended September 30, 2013, we had $4,723,000 and $5,053,000, respectively, in net losses resulting from foreign currency transactions as compared to $0 in 2012. The net loss on foreign currency transactions in 2013 is primarily due to an unrealized loss of $9,694,000 on our foreign currency forward contract, partially offset by the gains recognized in closing the acquisition of UK Senior Housing Portfolio in the amount of $4,295,000 and re-measurement of real estate notes receivable denominated in United Kingdom Pound Sterling, or GBP, as of September 30, 2013 of $219,000. The significant fluctuations in foreign currency exchange rates between GBP and U.S. Dollars, or USD, have material effects on our results of operations and financial position.
Interest Income
For the three months ended September 30, 2013 and 2012, we had interest income of $246,000 and $4,000, respectively, related to interest earned on funds held in cash accounts, and for the nine months ended September 30, 2013 and 2012, we had interest income of $283,000 and $11,000, respectively, related to interest earned on funds held in cash accounts. The increase in interest income is due to higher cash balances in 2013 as compared to 2012.
Liquidity and Capital Resources
As of September 30, 2013, our cash on hand was $549,293,000. Our sources of funds will primarily be operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. We estimate that we will require approximately $4,103,000 to pay interest on our outstanding indebtedness in the remainder of 2013, based on interest rates in effect as of September 30, 2013. In addition, we estimate that we will require $3,915,000 to pay principal on our outstanding indebtedness in the remainder of 2013. We also require resources to make certain payments to our advisor entities and their affiliates.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations and borrowings.
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
Based on the properties we owned as of September 30, 2013, we estimate that our expenditures for capital improvements and tenant improvements will require up to $8,140,000 within the next 12 months. As of September 30, 2013, we had $10,164,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were $22,631,000 and $9,636,000, respectively. For the nine months ended September 30, 2013 and 2012, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. In addition, for the nine months ended September 30, 2013, we paid $51,198,000 to settle contingent consideration obligations that was paid from cash flows from operating activities.
We anticipate cash flows from operating activities to increase as we purchase additional properties.

Investing
Cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 were $871,269,000 and $498,927,000, respectively. For the nine months ended September 30, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $857,987,000, advances of $16,871,000 on our real estate notes receivable, an increase in restricted cash in the amount of $4,871,000 and capital expenditures of $3,336,000, partially offset by the principal repayment of a real estate note receivable in the amount of $10,882,000 and a reduction in real estate and escrow deposits in the amount of $1,217,000, which were applied towards the purchase price of real estate.
For the nine months ended September 30, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $495,944,000, an increase in restricted cash in the amount of $6,631,000 and capital expenditures of $2,757,000, partially offset by a reduction in real estate and escrow deposits in the amount of $6,306,000, which were applied towards the purchase of real estate.
We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Financing
Cash flows provided by financing activities for the nine months ended September 30, 2013 and 2012, were $1,303,130,000 and $454,809,000, respectively. For the nine months ended September 30, 2013, such cash flows related primarily to funds raised from investors in our initial offering and our follow-on offering, or our offerings, in the amount of $1,736,186,000, offset by net payments on our unsecured revolving line of credit with Bank of America, N.A., or Bank of America, or the unsecured line of credit, in the amount of $200,000,000, the payment of offering costs of $170,880,000 in connection with our offerings and distributions to our common stockholders of $36,778,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $8,839,000, share repurchases of $7,440,000 and payments on contingent consideration obligations of $4,249,000. Of the $8,839,000 in payments on our mortgage loans payable, $5,036,000 reflects the early extinguishment of a mortgage loan payable on Hardy Oak Medical Office Building. For a further discussion of the unsecured line of credit, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.

For the nine months ended September 30, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $379,835,000, net borrowings under our secured revolving credit facilities with Bank of America and KeyBank National Association in the aggregate amount of $148,100,000 and borrowings on our mortgage loans payable in the amount of $22,818,000, partially offset by the payment of offering costs of $41,331,000, principal payments on our mortgage loans payable of $29,194,000 and distributions to our common stockholders of $15,224,000. Additional cash outflows related to deferred financing costs of $4,232,000 in connection with the debt financing for our acquisitions, contingent consideration associated with some of our acquisitions in the amount of $3,434,000 and share repurchases of $2,541,000. For a further discussion of our secured revolving credit facilities with Bank of America and KeyBank National Association, see Note 9, Line of Credit, to our accompanying condensed consolidated financial statements.
We anticipate cash flows from financing activities to decrease in the future as we terminated our initial offering on February 14, 2013 and our follow-on offering on October 30, 2013.
Distributions

Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor advising us that it intended to fund these distributions until we acquired our first property. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending on December 31, 2013.

For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through December 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.

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

The distributions paid for the nine months ended September 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2013		2012
Distributions paid in cash	$36,778,000		$15,224,000
Distributions reinvested	41,330,000		14,621,000
	$78,108,000		$29,845,000
Source of distributions:
Cash flows from operations	$22,631,000	29.0%	$9,636,000	32.3%
Offering proceeds	55,477,000	71.0%	20,209,000	67.7%
	$78,108,000	100%	$29,845,000	100%

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

As of September 30, 2013, we had an amount payable of $2,247,000 to our sub-advisor or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.

As of September 30, 2013, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our offerings, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the nine months ended September 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Nine Months Ended September 30,
	2013		2012
Distributions paid in cash	$36,778,000		$15,224,000
Distributions reinvested	41,330,000		14,621,000
	$78,108,000		$29,845,000
Source of distributions:
FFO	$65,520,000	83.9%	$—	—%
Offering proceeds	12,588,000	16.1%	29,845,000	100%
	$78,108,000	100%	$29,845,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Funds from Operations, Modified Funds from Operations and Normalized Modified Funds from Operations below.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2013, our borrowings were 14.0% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 13, 2013 and September 30, 2013, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2013, we had $312,555,000 ($327,212,000, net of discount and premium) of fixed rate debt and $16,193,000 ($15,974,000, net of discount) of variable rate debt outstanding secured by our properties. As of September 30, 2013, we did not have any amounts outstanding under the unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2013, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.01% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of September 30, 2013:

	Payments Due by Period
	Less than 1 Year (2013)		1-3 Years (2014-2015)	4-5 Years (2016-2017)	More than 5 Years (after 2017)	Total
Principal payments — fixed rate debt	$1,282,000		$65,643,000	$68,343,000	$177,287,000	$312,555,000
Interest payments — fixed rate debt	3,951,000		28,534,000	19,516,000	64,028,000	116,029,000
Principal payments — variable rate debt	2,633,000	(1)	710,000	6,855,000	5,995,000	16,193,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2013)	99,000		754,000	342,000	54,000	1,249,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of September 30, 2013)	53,000		181,000	—	—	234,000
Ground and other lease obligations	235,000		1,460,000	1,496,000	40,438,000	43,629,000
Total	$8,253,000		$97,282,000	$96,552,000	$287,802,000	$489,889,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,547,000 ($2,328,000, net of discount) secured by Center for Neurosurgery and Spine as of September 30, 2013, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $38,000, $263,000, $187,000 and $139,000 in 2013, 2014-2015, 2016-2017 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $5,453,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate and foreign currency rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2013 and 2012. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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
In addition, we are presenting normalized MFFO, or Normalized MFFO, to adjust MFFO for the costs associated with the purchase during the third quarter of 2012 from an unaffiliated third party of the rights to any subordinated distribution that may have been owed to our former sponsor. We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations. For a further discussion of the subordinated distribution purchase, see Results of Operations — Subordinated Distribution Purchase above.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO, MFFO and Normalized MFFO for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$3,592,000	$(21,436,000)	$15,145,000	$(26,150,000)
Add:
Depreciation and amortization — consolidated properties	19,211,000	10,743,000	50,449,000	25,707,000
Less:
Net income attributable to noncontrolling interests	(3,000)	(2,000)	(16,000)	(2,000)
Depreciation and amortization related to noncontrolling interests	(29,000)	(3,000)	(58,000)	(9,000)
FFO	$22,771,000	$(10,698,000)	$65,520,000	$(454,000)
Add:
Acquisition related expenses(1)	$2,301,000	$21,174,000	$9,580,000	$32,326,000
Amortization of above and below market leases(2)	482,000	351,000	1,388,000	879,000
Amortization of closing costs and origination fees(3)	18,000	—	85,000	—
(Gain) loss in fair value of derivative financial instruments(4)	(47,000)	—	(259,000)	52,000
Foreign currency and derivative loss(4)(5)	4,723,000	—	5,053,000	—
Loss (gain) on extinguishment of debt(6)	—	18,000	(105,000)	35,000
Adjustments for noncontrolling interests(7)	(5,000)	—	(6,000)	1,000
Less:
Change in deferred rent receivables(8)	(3,625,000)	(1,805,000)	(9,253,000)	(4,776,000)
MFFO	$26,618,000	$9,040,000	$72,003,000	$28,063,000
Add:
Subordinated distribution purchase(9)	—	4,232,000	—	4,232,000
Normalized MFFO	$26,618,000	$13,272,000	$72,003,000	$32,295,000
Weighted average common shares outstanding — basic and diluted	228,053,938	78,492,871	169,754,464	64,418,435
Net income (loss) per common share — basic and diluted	$0.02	$(0.27)	$0.09	$(0.41)
FFO per common share — basic and diluted	$0.10	$(0.14)	$0.39	$(0.01)
MFFO per common share — basic and diluted	$0.12	$0.12	$0.42	$0.44
Normalized MFFO per common share — basic and diluted	$0.12	$0.17	$0.42	$0.50
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

(3)
Under GAAP, direct loan origination fees and costs are amortized over the term of the notes receivable as an adjustment to the yield on the notes receivable. This may result in income recognition that is different than the contractual cash flows under the notes receivable. By adjusting for the amortization of the closing costs and origination fees related to our real estate notes receivable, MFFO may provide useful supplemental information on the realized economic impact of the notes receivable terms, providing insight on the expected contractual cash flows of such notes receivable, and aligns results with our analysis of operating performance.

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

(8)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, excluding the impact of foreign currency translation adjustments, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(9)	We believe that adjusting for the purchase of the subordinated distribution provides useful information because such payment may not be reflective of on-going operations.
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, subordinated distribution purchase, acquisition related expenses, depreciation and amortization, interest expense, foreign currency and derivative loss and interest income. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$3,592,000	$(21,436,000)	$15,145,000	$(26,150,000)
Add:
General and administrative	6,237,000	2,935,000	14,676,000	7,753,000
Subordinated distribution purchase	—	4,232,000	—	4,232,000
Acquisition related expenses	2,301,000	21,174,000	9,580,000	32,326,000
Depreciation and amortization	19,211,000	10,743,000	50,449,000	25,707,000
Interest expense	4,713,000	3,548,000	13,066,000	9,799,000
Foreign currency and derivative loss	4,723,000	—	5,053,000	—
Less:
Interest income	(246,000)	(4,000)	(283,000)	(11,000)
Net operating income	$40,531,000	$21,192,000	$107,686,000	$53,656,000
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
Interest Rate Risk
The table below presents, as of September 30, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$1,282,000	$24,017,000	$41,626,000	$43,769,000	$24,574,000	$177,287,000	$312,555,000	$324,046,000
Weighted average interest rate on maturing debt	5.38%	5.71%	5.44%	5.83%	4.98%	4.66%	5.04%	—
Variable rate debt — principal payments	$2,633,000	$351,000	$359,000	$6,650,000	$205,000	$5,995,000	$16,193,000	$15,885,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2013)	1.33%	2.80%	2.80%	3.02%	2.58%	2.58%	2.57%	—
Mortgage loans payable were $328,748,000 ($343,186,000, net of discount and premium) as of September 30, 2013. As of September 30, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.28% to 6.60% per annum and a weighted average effective interest rate of 4.91% per annum. As of September 30, 2013, we had $312,555,000 ($327,212,000, net of discount and premium) of fixed rate debt, or 95.1% of mortgage loans payable, at a weighted average effective interest rate of 5.04% per annum and $16,193,000 ($15,974,000, net of discount) of variable rate debt, or 4.9% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum. In addition, as of September 30, 2013, we did not have any outstanding borrowings under the unsecured line of credit.
As of September 30, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 5.01% per annum. $2,547,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,547,000 principal balance is reflected in the 2013 column above.

An increase in the variable interest rate on the unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of September 30, 2013, a 0.50% increase in the market rates of interest would have no effect on our overall annual interest expense on (i) our mortgage loans payable, as we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable and (ii) the unsecured line of credit, as we did not have any outstanding borrowings under the unsecured line of credit as of September 30, 2013.
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

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment in our foreign subsidiaries from GBP into USD, especially to the extent we wish to repatriate funds to the United States. To mitigate our foreign currency exchange rate exposure, we intend to borrow funds in the functional currency of the borrowing entity, when appropriate. We also use foreign currency forward contracts to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign subsidiaries. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency rates. The failure to hedge effectively against exchange rate changes may materially adversely affect our results of operations and financial position. We may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates. We entered into a foreign currency forward contract that matures in September 2014 with an aggregate notional amount of £180,000,000 ($280,908,000 using the contract rate of 1.5606) to hedge a portion of our investment in the United Kingdom at a fixed GBP rate in USD. Based on a sensitivity analysis, a strengthening or weakening of the USD against the GBP by 10% would result in a $28,091,000 positive or negative change in our cash flows upon settlement of the forward contract. We did not designate this derivative financial instrument as a hedge and therefore the change in fair value of this derivative financial instrument is recorded in foreign currency and derivative loss in our condensed consolidated statements of operations and comprehensive income (loss). We may enter into similar agreements in the future to further hedge our investment in the United Kingdom or other jurisdictions.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis Company, advising us that it intended to fund these distributions until we acquired our first property. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending December 31, 2013.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through December 2013 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.

The distributions paid for the nine months ended September 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations, were as follows:

	Nine Months Ended September 30,
	2013		2012
Distributions paid in cash	$36,778,000		$15,224,000
Distributions reinvested	41,330,000		14,621,000
	$78,108,000		$29,845,000
Sources of distributions:
Cash flows from operations	$22,631,000	29.0%	$9,636,000	32.3%
Offering proceeds	55,477,000	71.0%	20,209,000	67.7%
	$78,108,000	100%	$29,845,000	100%
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
As of September 30, 2013, we had an amount payable of $2,247,000 to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor, or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2013, no amounts due to Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, our sub-advisor, or collectively our advisor entities, or their affiliates have been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, with the net proceeds from our best efforts follow-on public offering, or our follow-on offering, funds from our sponsor or borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Nine Months Ended September 30,
	2013		2012
Distributions paid in cash	$36,778,000		$15,224,000
Distributions reinvested	41,330,000		14,621,000
	$78,108,000		$29,845,000
Sources of distributions:
FFO	$65,520,000	83.9%	$—	—%
Offering proceeds	12,588,000	16.1%	29,845,000	100%
	$78,108,000	100%	$29,845,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, which includes a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, Modified Funds from Operations and Normalized Modified Funds from Operations.

A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.
As of November 13, 2013, rental payments by one of our tenants, Myriad Healthcare Limited, accounted for approximately 17.2% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Myriad Healthcare Limited, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
We have operations in the United Kingdom. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

We generate a portion of our revenue in such foreign currencies as the United Kingdom Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

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
We have used derivative financial instruments to hedge against foreign currency exchange rate fluctuations, and are exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 16, 2013, as part of the contingent consideration we paid in connection with the acquisition of one of the properties comprising the Central Indiana MOB Portfolio, our operating partnership issued 27,200 limited partnership units to eight of the former owners of the property at an offering price per unit of $9.5046, or $259,000 in aggregate.

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
Use of Public Offering Proceeds
Follow-On Offering
On February 14, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-181928), we commenced our follow-on offering of up to $1,650,000,000 of shares of our common stock in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated for an aggregate $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP. Griffin Securities served as the dealer manager of our follow-on offering.
As of September 30, 2013, we had received and accepted subscriptions in our follow-on offering for 157,488,692 shares of our common stock, or $1,603,642,000, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2013, a total of $34,586,000 in distributions were reinvested and 3,561,934 shares of our common stock were issued. On October 30, 2013, we terminated our follow-on offering. As of October 30, 2013, we had sold $1,647,796,000 of shares of our common stock in our follow-on offering, including $1,605,083,000 of shares of common stock pursuant to our primary offering and $42,713,000 of shares of common stock pursuant to the DRIP.
As of September 30, 2013, we had incurred other offering expenses of $2,715,000 to our advisor entities and their respective affiliates in connection with our follow-on offering. In addition, as of September 30, 2013, we had incurred selling commissions of $107,100,000 and dealer manager fees of $47,796,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our follow-on offering was 9.8% as of September 30, 2013 and will not exceed 11.0% in the aggregate. As of September 30, 2013, net offering proceeds in our follow-on offering were $1,480,617,000, including proceeds from the DRIP and after deducting offering expenses.
As of September 30, 2013, $319,000 remained payable to our sub-advisor or its affiliates for costs related to our follow-on offering.
As of September 30, 2013, we had used $857,987,000 in proceeds from our follow-on offering to acquire properties from unaffiliated parties, $7,764,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $4,871,000 for lender required restricted cash accounts to unaffiliated parties, $4,885,000 for real-estate related investments to unaffiliated parties, $23,650,000 to pay acquisition related expenses to affiliated parties, $5,963,000 to pay acquisition related expenses to unaffiliated parties and $2,703,000 for deferred financing costs to unaffiliated parties.
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

During the three months ended September 30, 2013, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	226,123	$9.67	226,123	(2)
August 1, 2013 to August 31, 2013	—	$—	—	(2)
September 1, 2013 to September 30, 2013	—	$—	—	(2)
Total	226,123	$9.67	226,123	(2)
 _________

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009, which was amended and restated on November 6, 2012.

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

November 13, 2013	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

November 13, 2013	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1*
Share Purchase Agreement In Relation to the Sale and Purchase of the Entire Issued Share Capital of Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited) by and between Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited) and GA HC REIT II U.K. SH Acquisition LTD, dated July 6, 2013

3.1
Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4
Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5
Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7
Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1
Third Amended and Restated Escrow Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Securities, Inc. and CommerceWest Bank, N.A., dated November 24, 2010 (included as Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2
Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit A to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.3
Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit B to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.4
Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit C to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

10.1*
Agreement in Respect of the Leasing of the Caring Homes Elderly Care Home Portfolio and Other Matters Relating to MHL Holdco Limited and its Subsidiaries by and between Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited), Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited), et al, and GA HC REIT II U.K. SH Acquisition LTD and Griffin-American Healthcare REIT II, Inc., dated July 6, 2013.

10.2*
Agreed Form Lease by and between Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited) and Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited)

10.3
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT II Holdings, LP, dated September 11, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2013 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.

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