Form 10-K
period 2013-12-31
Griffin-American Healthcare REIT II, Inc.
filed 2014-03-14
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the registrant was conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.22 per share, with discounts available for certain categories of purchasers. There were approximately 182,693,667 shares of common stock held by non-affiliates as of June 30, 2013 for an aggregate market value of $1,867,129,000, assuming a market value as of that date of $10.22 per share.
As of March 7, 2014, there were 292,698,141 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
Our Company
Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
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
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated an aggregate of $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP.
On October 30, 2013, we terminated our follow-on offering. As of December 31, 2013, we had received and accepted subscriptions in our follow-on offering for 157,622,743 shares of our common stock, or $1,604,996,000, and a total of $42,713,000 in distributions were reinvested and 4,398,862 shares of our common stock were issued pursuant to the DRIP.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering. As of December 31, 2013, a total of $18,448,000 in distributions were reinvested and 1,899,892 shares of our common stock were issued pursuant to the Secondary DRIP.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had an initial one-year term, but was subject to successive one year renewals upon mutual consent of the parties. On January 6, 2014, the Advisory Agreement was renewed pursuant to the mutual consent of the parties for a term of six months and expires on July 6, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
Key Developments during 2013 and 2014

•
On February 14, 2013, we terminated our initial offering and commenced our follow-on offering of up to $1,650,000,000 of shares of common stock. On October 30, 2013, we terminated our follow-on offering. As of December 31, 2013, we had issued $2,838,330,000 of shares of our common stock in connection with our initial offering and follow-on offering, or our offerings.

•
On May 24, 2013, we entered into a Second Amendment to the Credit Agreement, or the Amendment, which increased the aggregate maximum principal amount of our unsecured line of credit from $200,000,000 to $450,000,000, with Bank of America, N.A., KeyBank National Association, RBS Citizens, N.A., and Comerica Bank, as existing lenders, and Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank, and Sumitomo Mitsui Banking Corporation, as new lenders. The Amendment also revised the amount that may be obtained by our operating partnership in the form of swingline loans from up to 15.0% of the maximum principal amount to up to $50,000,000. The maximum principal amount of our unsecured line of credit may be increased by up to $200,000,000, for a total principal amount of $650,000,000, subject to certain terms and conditions. See Note 9, Line of Credit — Unsecured Revolving Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details.

•
On September 11, 2013, we expanded our real estate portfolio internationally through the acquisition of a portfolio of senior housing facilities located in the United Kingdom for £298,500,000, or approximately $472,167,000, based on the currency exchange rate on the acquisition date.

•
On December 20, 2013, we purchased Midwest CCRC Portfolio, our first acquisition of senior housing facilities operated utilizing a RIDEA structure, located in Ohio, Colorado and Illinois for a contract price of $310,000,000.

•
As of March 13, 2014, we had completed 72 acquisitions, comprised of 285 buildings and 11,046,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $2,870,861,000, thereby increasing our property portfolio by 117%, based on aggregate purchase price, since January 1, 2013.

Our Structure
The following is a summary of our organizational structure as of March 13, 2014:

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and the telephone number is (949) 270-9200. We maintain a web site at http://www.healthcarereit2.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, as well as our Registration Statement on Form S-3 (File No. 333-191060), and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereit2.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

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
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor entities, subject to approval by our investment committee and oversight and approval by our board of directors.
Investment Strategy
We have and we intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
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

•
Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations will be based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally will seek to limit our investments in areas that have limited potential for growth.

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

We will not invest more than 10.0% of the proceeds available for investment from our offerings in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We will not invest more than 10.0% of the proceeds available for investment from our offerings in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offerings in equity securities of public or private real estate companies.
We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of debt financing available.
Real Estate Investments
We have and we intend to continue to invest in a diversified portfolio of real estate investments, focusing primarily on medical office buildings and healthcare-related facilities. We generally seek investments that produce current income. Our investments in healthcare-related facilities may include:

•	senior housing facilities;

•	skilled nursing facilities;

•	hospitals;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities;

•	offices leased to tenants in healthcare-related industries; and

•	healthcare-related facilities owned and operated utilizing a RIDEA structure.
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
We will not purchase or lease real estate in which one of our co-sponsors, our advisor entities, our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value as determined by an independent expert selected by our disinterested independent directors.
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
We have and we intend to continue to acquire leased properties with long-term leases in-place and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
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
Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain targeted return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such targeted return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive.

We may only enter into joint ventures with other Griffin Capital programs, other American Healthcare Investors’ programs, affiliates of our advisor entities or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliates are on substantially the same terms and conditions.
We may invest in general partnerships or joint ventures with other Griffin Capital programs, other American Healthcare Investors programs or affiliates of our advisor entities to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor entities or any of their affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors, Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s length with an independent joint venture partner.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings and healthcare-related facilities, we also may invest in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities). Our charter provides that we may not invest in real estate-related investments unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.
Investing In and Originating Loans
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease.

Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
We are not limited as to the amount that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor entities will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount that we may use to invest in or originate loans.
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
We may invest in investment grade and non-investment grade commercial mortgage-backed securities classes. However, we will not invest more than 10.0% of the proceeds available for investment from our offerings in commercial mortgage-backed securities. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. Similarly, we will not invest more than 10.0% of the proceeds available for investment from our offerings in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities and the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

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
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom practices in the area in which the investment being sold is located and the then prevailing economic conditions.
Borrowing Policies
We have and we intend to continue to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and other real estate-related assets. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely affected if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of the combined fair market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2013, our aggregate borrowings were 13.2% of the combined fair market value of all of our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies provide that the maximum amount of such borrowings in relation to our net assets will not exceed 300% of our net assets, unless any excess in such borrowing is approved by a majority of our directors and is disclosed in our next quarterly report along with the justification for such excess. For purposes of this determination, net assets are our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. We compute our leverage at least quarterly on a consistently applied basis. Generally, the preceding calculation is expected to approximate 75.0% of the sum of the aggregate cost of our real estate and real estate-related assets before depreciation, amortization, bad debt and other similar non-cash reserves. As of March 13, 2014 and December 31, 2013, our leverage did not exceed 300% of the value of our net assets.
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
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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

Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flow to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions will be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flow, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offerings, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT.
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
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings or healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
Other International, Federal, State and Local Regulations. Our properties are subject to various international, federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants and Operators
As of December 31, 2013, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annualized base rent, as set forth below.

Tenant	2013 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date(2)
Myriad Healthcare Limited(3)	£21,610,000	14.8%	UK Senior Housing Portfolio	Senior Housing	962,000	09/10/48
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2013 and was approximately $35,780,000 based on the currency exchange rate as of December 31, 2013. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	UK Senior Housing Portfolio is leased to one tenant under a 35-year absolute net lease with lease termination options on October 1, 2028 and October 1, 2038.

(3)
As of December 31, 2013, we had advanced £10,022,000, or approximately $16,593,000 based on the currency exchange rate as of December 31, 2013, under real estate notes receivable, to affiliates of Myriad Healthcare Limited. See Note 4, Real Estate Notes Receivable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

In addition, using annualized net operating income as a proxy for annualized based rent, Midwest CCRC Portfolio accounted for 10.3% of our annualized base rent as of December 31, 2013. Midwest CCRC Portfolio is managed by Senior Lifestyle Corporation utilizing a RIDEA structure. As a manager, Senior Lifestyle Corporation does not lease our properties, and, therefore, we are not directly exposed to its credit risk in the same manner or to the same extent as our triple-net lease tenants. However, the loss of this manager or its inability to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on our business and results of operations.
Geographic Concentration
Based on leases in effect as of December 31, 2013, no one state in the United States accounted for 10.0% or more of our annualized base rent. However, we own UK Senior Housing Portfolio located in the United Kingdom, which accounted for 14.8% of our annualized base rent as of December 31, 2013. Accordingly, there is a geographic concentration of risk subject to fluctuations in the United Kingdom's economy. For a further discussion, see Item 2. Properties – Geographic Diversification/Concentration Table.

Employees
We have no employees and our executive officers are all employees of affiliates of our advisor entities. Our day-to-day management is performed by our advisor entities and their affiliates. We cannot determine at this time if or when we might hire any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor entities are eligible for awards pursuant to the 2009 Incentive Plan, or our incentive plan. As of December 31, 2013, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor entities under this plan.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2013, we operate through five reportable business segments—medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December 2013, we operated through four reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we felt it useful to segregate our operations into five reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into four reporting segments to assess the performance of our business in the same way that management intended to review our performance and make operating decisions.
Medical Office Buildings. As of December 31, 2013, we owned 139 medical office buildings, or MOBs. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on square footage, approximately 59.8% of our MOBs are located on hospital campuses and 30.0% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 52.2%, 49.6% and 70.5% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Hospitals. As of December 31, 2013, we owned 14 hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations, or HMOs), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals, and are generally leased to single tenants or operators under triple-net lease structures. Our hospitals segment accounted for approximately 11.5%, 12.2% and 25.1% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Skilled Nursing Facilities. As of December 31, 2013, we owned 41 skilled nursing facilities, or SNFs, buildings. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures. Our skilled nursing facilities segment accounted for approximately 24.2%, 37.2% and 4.4% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
Senior Housing. As of December 31, 2013, we owned 59 senior housing facilities buildings. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. All of our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 11.0%, 1.0% and 0% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, Myriad Healthcare Limited, as our tenant in the United Kingdom, accounted for 57.7% of our senior housing segment revenues.
Senior Housing–RIDEA. As of December 31, 2013, we owned and operated 26 senior housing facilities buildings utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above, however we enter into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. For the year ended December 31, 2013, our senior housing–RIDEA segment accounted for approximately 1.1% of total revenues. We did not own and operate any senior housing facilities utilizing a RIDEA structure for the years ended December 31, 2012 and 2011.
For a further discussion of our segment reporting for the years ended December 31, 2013, 2012 and 2011, including revenue attributable to the country in which the property is physically located, see Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and subject to our board of directors’ discretion. Our board of directors may also amend, suspend or terminate our share repurchase plan upon 30 days written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may have been reduced by up to 11.0% of the gross offering proceeds, which was used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also were required to use the gross proceeds from our offerings to pay acquisition fees and acquisition expenses. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price they paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and they must be prepared to hold their shares of our common stock for an indefinite length of time.
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
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor entities in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for stockholders who purchased shares of our common stock in our offerings after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our advisor entities and the oversight of our board of directors. Our advisor entities may not be successful in identifying suitable investments on financially attractive terms and, even if they identify suitable investments, our investment objectives may not be achieved. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
We face competition for the acquisition of medical office buildings and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on their investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings and healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings and healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings or healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Requesting stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days written notice. Therefore, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and they also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.

Our success is increasingly dependent on the performance of our Chairman of the Board of Directors and Chief Executive Officer, and our President and Chief Operating Officer.
Since our transition to American Healthcare Investors and Griffin Capital as our co-sponsors, Griffin-American Sub-Advisor has been responsible for managing our day-to-day operations. Through Griffin-American Sub-Advisor’s affiliation with American Healthcare Investors, we are increasingly dependent upon the services of Messrs. Hanson and Prosky to manage our operations. We have limited prior experience working with Griffin Capital or its affiliates, most of whom are unfamiliar with our company and our operations. Accordingly, our ability to achieve our investment objectives and to pay distributions depends upon the ability of Mr. Hanson and Mr. Prosky to manage the identification and acquisition of investments, the determination of any financing arrangements and the management of our investments. We currently do not have an employment agreement with either Mr. Hanson or Mr. Prosky. If we were to lose the benefit of either of Mr. Hanson’s or Mr. Prosky’s experience, efforts and abilities, we may not be able to achieve our investment objectives and our operating results could suffer.
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
We are externally advised by our advisor entities pursuant to an Advisory Agreement between us and our advisor, and a sub-advisory agreement between our advisor and our sub-advisor, each of which had a one-year term, but was subject to successive one-year renewals upon mutual consent of the parties. The Advisory Agreement and the sub-advisory agreement were renewed on January 6, 2014 pursuant to the mutual consent of the parties for a term of six months and expire on July 6, 2014. In the event of a partial or full liquidation of our assets, our advisor entities will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in an annual 8.0% cumulative, non-compounded return to stockholders in the aggregate, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the partnership agreement for our operating partnership, or the operating partnership agreement. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the operating partnership agreement provides that our advisor entities will receive an incentive distribution equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock plus an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of the incentive distribution upon listing, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement, other than due to a listing of the shares of our common stock on a national securities exchange, our advisor entities shall be entitled to receive a distribution equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and any shortfall in the annual 8.0% cumulative, non-compounded return to our stockholders in the aggregate, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor as set forth in the operating partnership agreement. Upon our advisor’s receipt of this distribution, our advisor’s limited partnership units will be redeemed and our advisor entities will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor entities in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be October 30, 2013. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of the offering price from the sale of shares of our common stock in our offerings was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
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
Distributions payable to our stockholders may include a return of capital, rather than a return on capital. We did not establish any limit on the amount of proceeds from our offerings, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We have used the net proceeds from our offerings, borrowed funds, or other sources, and in the future may use borrowed funds, or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. As a result, the amount of net proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on January 1, 2010 and ending on June 30, 2010, as a result of our former sponsor, Grubb & Ellis, advising us that it intended to fund these distributions until we acquired our first property. We acquired our first property, Lacombe Medical Office Building, on March 5, 2010. Our former sponsor did not receive any additional shares of our common stock or other consideration for funding these distributions, and we will not repay the funds provided by our former sponsor for these distributions. Subsequently, our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on July 1, 2010 and ending March 31, 2014.
For distributions declared for each record date in the January 2010 through December 2011 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001780822 per day per share of common stock, which is equal to an annualized distribution rate of 6.5%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through March 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.
The distributions paid for the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations, are as follows:

	Years Ended December 31,
	2013		2012
Distributions paid in cash	$57,642,000		$22,972,000
Distributions reinvested	67,905,000		22,622,000
	$125,547,000		$45,594,000
Sources of distributions:
Cash flows from operations	$42,748,000	34.0%	$23,462,000	51.5%
Offering proceeds	82,799,000	66.0	22,132,000	48.5
	$125,547,000	100%	$45,594,000	100%
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
As of December 31, 2013, we had an amount payable of $2,285,000 to our sub-advisor or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2013, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations, or FFO, are as follows:

	Years Ended December 31,
	2013		2012
Distributions paid in cash	$57,642,000		$22,972,000
Distributions reinvested	67,905,000		22,622,000
	$125,547,000		$45,594,000
Sources of distributions:
FFO	$85,154,000	67.8%	$—	—%
Offering proceeds	40,393,000	32.2	45,594,000	100
	$125,547,000	100%	$45,594,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, which includes a reconciliation of our GAAP net income (loss) to FFO, see Part II, Item 6. Selected Financial Data.
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
We have used the gross proceeds of our offerings to buy a diversified portfolio of real estate and real estate-related investments and to pay various fees and expenses. In addition, to maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains, each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire and make necessary capital improvements to properties, pay other expenses or expand our business.
We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We have financed and will continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that aggregate borrowings, both secured and unsecured, will not exceed 45.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
The global financial markets have undergone pervasive and fundamental disruptions over the past number of years. Such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to weakening of the U.S. and global economies. To the extent that turmoil in the financial markets exists, it has the potential to materially affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due and/or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Financial market disruptions could also affect our operating results and financial condition as follows:

•
Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets have experienced volatility as a result of certain factors in recent years, including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium, which may result in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our stockholders. In addition, any dislocation in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

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

•
Government Intervention — The pervasive and fundamental disruptions that the global financial markets have been undergoing have led to extensive and unprecedented governmental intervention, and there is a possibility that regulation of the financial markets will be significantly increased in the future. Such increased regulation could have a material impact on our operating results and financial condition.

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

•
our lenders under our line of credit could refuse to fund their financing commitments to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;

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
We depend upon tenants for a majority of our revenue from real property investments. Ongoing disruptions in the financial markets and deteriorating economic conditions have resulted in a trend towards increasing vacancy rates for virtually all classes of commercial real estate, including medical office buildings and healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates have led to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings and healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We are dependent on tenants for our revenue and lease terminations could reduce our distributions to our stockholders.
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
As of March 13, 2014, rental payments by one of our tenants, Myriad Healthcare Limited, accounted for approximately 14.6% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Myriad Healthcare Limited, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding, including a bankruptcy proceeding, pursuant to Title 11 of the bankruptcy laws of the U.S. Such bankruptcy filings could bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than the then current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to the then prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor entities in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor entities have broad discretion over our investment decisions and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in our public filings with the SEC. We rely on the management ability of our advisor entities, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor entities. If our advisor entities suffer or are distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor entities may be unable to allocate time and/or resources to our operations. If our advisor entities are unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor entities’ principals and officers who manage our sub-advisor, in particular Mr. Hanson and Mr. Prosky, each of whom would be difficult to replace. In the event that Mr. Hanson or Mr. Prosky are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Mr. Hanson and/or Mr. Prosky. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor entities or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
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
Our properties operated utilizing a RIDEA structure will account for a significant portion of our revenues and operating income; although the managers of the properties operated utilizing a RIDEA structure, which we refer to as our RIDEA managers, are not tenants of our properties, adverse developments in their businesses and affairs or financial condition could have a material adverse effect on us.
Our properties operated utilizing a RIDEA structure represent a substantial portion of our portfolio, based on their gross book value, and will account for a significant portion of our revenues and net operating income. Although we have various rights as the property owner under our management agreements, we rely on our RIDEA managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our RIDEA managers to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on our RIDEA managers' ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our senior housing facilities. A shortage of nurses or other trained personnel or general inflationary pressures may force our RIDEA managers to enhance their pay and benefits package to compete effectively for such personnel, and our RIDEA managers may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by our RIDEA managers to attract and retain qualified personnel, or significant changes in our RIDEA managers’ senior management could adversely affect the income we receive from our senior housing facilities and have a material adverse effect on us.

Because our RIDEA managers manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple-net lease tenant. However, any adverse developments in our RIDEA managers’ business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a material adverse effect on us. If our RIDEA managers experience any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of their indebtedness, impairment of their continued access to capital, the enforcement of default remedies by their counterparties, or the commencement of insolvency proceedings by or against them under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a material adverse effect on us.
We have rights to terminate our management agreements on our properties operated utilizing a RIDEA structure in whole or with respect to specific properties under certain circumstances, and we may be unable to replace our RIDEA managers if our management agreements are terminated or not renewed.
Generally, we expect to enter into long-term management agreements with our RIDEA managers pursuant to which our RIDEA managers provide comprehensive property management and accounting services with respect to our senior housing facilities operated utilizing a RIDEA structure. Our ability to terminate these long-term management agreements will be limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
We continually monitor our contractual rights with our RIDEA managers under their respective management agreements and assess our rights and remedies. When determining whether to pursue any existing or future rights or remedies under the management agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate our management agreements for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to find another RIDEA manager for the properties covered by those agreements. Although we believe that many qualified national and regional senior care providers would be interested in managing our senior housing facilities, we cannot provide any assurance that we would be able to locate another suitable RIDEA manager or, if we are successful in locating such a RIDEA manager, that it would manage the properties effectively. Moreover, any such replacement RIDEA manager would require approval by the applicable regulatory authorities and we cannot provide any assurance that such approvals would be granted on a timely basis or at all. Any inability to replace, or a lengthy delay in replacing, our RIDEA managers following termination or non-renewal of our management agreements could have a material adverse effect on us.
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
Griffin Capital and American Healthcare Investors are currently the co-sponsors for other publicly held, non-traded REITs and are not precluded from sponsoring other real estate programs in the future. Additionally, the right of first refusal granted to us by our advisor on all medical and healthcare real estate assets that fit within our investment objectives will expire no later than April 28, 2014. As a result, we may be buying properties at the same time as one or more other Griffin Capital or American Healthcare Investors programs that are managed or advised by affiliates of our advisor entities. Officers and employees of our advisor entities may face conflicts of interest in allocating investment opportunities between us and these other programs. For instance, our advisor entities may select properties for us that provide lower returns to us than properties that their affiliates select to be purchased by another Griffin Capital or American Healthcare Investors program. We cannot be sure that officers and employees acting for or on behalf of our advisor entities and on behalf of managers of other Griffin Capital or American Healthcare Investors programs will act in our best interest when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, our advisor, our sub-advisor and other entities or programs managed by their affiliates, our advisor entities may not cause us to invest in favorable investment opportunities that our advisor entities locate when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay distributions.
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interests, which may adversely affect our results of operations and the value of our stockholders’ investment.
All of our officers also are principals, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offerings and our operations. These relationships are described in Part III, Item 10, Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K. These persons are not precluded from working with, or investing in, any current or future program sponsored by American Healthcare Investors. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investment.
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
Our advisor entities face conflicts of interest relating to their compensation structure, which could result in actions that are not necessarily in our stockholders’ long-term best interests.
Under the Advisory Agreement and sub-advisory agreement, and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor entities are entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor entities to perform in both our and our stockholders’ long-term best interests. The fees to which our advisor entities or their affiliates are entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership with our operating partnership. The distributions our advisor entities may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. See Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a description of the fees and distributions payable to our advisor entities and their affiliates. However, because our advisor entities are entitled to receive substantial minimum compensation regardless of our performance, our advisor entities’ interests may not be wholly aligned with our stockholders. In that regard, our advisor entities or their affiliates receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and not the performance of those investments, which could result in our advisor entities not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor entities could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor entities or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor entities to fees or distributions.
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
In the event that we enter into a joint venture with any other program sponsored or advised by one of our co-sponsors or one of their affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by other current and future programs sponsored by Griffin Capital and American Healthcare Investors may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other current and future programs sponsored by Griffin Capital and American Healthcare Investors will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
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
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify or hold harmless our directors, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.
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
Risks Related to Investments in Real Estate
Changes in international, national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in international, national, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in international, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.
If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income-producing properties, such real estate investments may not appreciate or may decrease in value.
Although the real estate market has experienced severe dislocations in recent years, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income-producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to the completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on real estate revenue and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We have and in the future may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds from any future indebtedness or possible future equity offerings to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from any future indebtedness or possible future equity offerings to pay the purchase price at closing.
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
Because we own and operate real estate, we are subject to various international, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our real estate investments are concentrated in medical office buildings and other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
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
Although we intend to continue to acquire real estate throughout the U.S. and internationally, a significant portion of our portfolio is located in the United Kingdom and the southern and midwest regions of the U.S. Any adverse situation that disproportionately effects those geographic areas would have a magnified adverse effect on our portfolio.
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
A proposed change in GAAP for leases could reduce the overall demand to lease our properties.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010 and a Revised Exposure Draft on May 16, 2013, or collectively, the Exposure Drafts, which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from this offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.
After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through early 2014.
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
Our operating properties are subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. Some of our leases generally provide that the property taxes or increases therein are charged to the tenants as an expense related to the operating properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we will be ultimately responsible for the payment of taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to international, federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various international, federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state, international and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations.
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

challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the U.S. that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

Investments in properties or other real estate-related investments outside the U.S. would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We generate a portion of our revenue in such foreign currencies as the United Kingdom Pound Sterling. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the U.S. likely will be denominated in the local currency. Therefore, any investments we make outside the U.S. may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.
Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by international, federal, state and local governmental bodies. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
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

Reductions in reimbursement from third party payors, including Medicare, Medicaid and international government sponsored programs, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, international government sponsored programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other U.S. and international government sponsored payment programs. Moreover, the U.S. state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. Therefore, the reduction of 27.0% for Medicare reimbursement to physicians that is related to the sustainable growth rate adjustment has been delayed until March 31, 2014. However, this is merely a delay in the implementation of the Medicare payment reduction to physicians and it may be implemented in 2014, which will adversely impact our U.S. tenants’ ability to make rental payments. At this time, Congress has not repealed the sustainable growth rate adjustment, but the House Energy and Commerce and Ways and Means Panels and the Senate Finance Committee have passed bills to repeal the sustainable growth rate.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Our tenants located in some international areas may also be limited to a single national payor system and any changes to the reimbursement by the national payor may adversely impact our international tenants’ ability to operate. Pressures to control healthcare costs and a shift in the U.S. away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of U.S. patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, in the U.S., state insurance exchanges will be implemented which will provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
In addition, the U.S. healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our U.S. tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education

Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018, although several provisions of the legislation have been delayed, and additional delays are being considered. At this time, the effects of healthcare reform, its success or delay in implementation and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
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
We are exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have and may continue to borrow at fixed rates or variable rates depending upon prevailing market conditions. We have and may continue to also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument, and therefore we will not benefit from reduced interest expense if interest rates decrease.
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
To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not characterized as a prohibited transaction. The maximum federal income tax rate currently is 35.0%. International, federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
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
Even if we continue to qualify as a REIT, we may be subject to international income taxes, federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to international, state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any international, federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
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
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock and upon payment of a capital gain dividend.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2013, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor entities or our co-sponsors. Since we pay our advisor entities fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2013, we had completed 72 acquisitions, 53 of which were acquisitions of medical office buildings, seven of which were acquisitions of hospitals, seven of which were acquisitions of skilled nursing facilities, two of which were acquisitions of both skilled nursing and senior housing facilities, two of which were acquisitions of senior housing facilities and one of which was a senior housing facility owned and operated utilizing a RIDEA structure. The aggregate purchase price of these properties was $2,785,711,000 and was comprised of 279 buildings and 10,565,000 square feet of GLA.
The following table presents certain additional information about our properties as of December 31, 2013:

Acquisition(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Annual Rent Per Leased Sq Ft(4)
Lacombe Medical Office Building	Lacombe, LA	Medical Office	34,000	0.3%	03/05/10	$6,970,000	$197,000	0.1%	100%	$5.76
Center for Neurosurgery and Spine	Sartell, MN	Medical Office	35,000	0.3	03/31/10	6,500,000	596,000	0.2	100%	$17.26
Parkway Medical Center	Beachwood, OH	Medical Office	88,000	0.8	04/12/10	10,900,000	1,857,000	0.8	94.8%	$22.24
Highlands Ranch Medical Pavilion	Highlands Ranch, CO	Medical Office	37,000	0.4	04/30/10	8,400,000	718,000	0.3	89.3%	$21.83
Muskogee Long-Term Acute Care Hospital	Muskogee, OK	Hospital	37,000	0.4	05/27/10	11,000,000	1,021,000	0.4	100%	$27.26
St. Vincent Medical Office Building	Cleveland, OH	Medical Office	51,000	0.5	06/25/10	10,100,000	1,099,000	0.4	80.3%	$26.57
Livingston Medical Arts Pavilion	Livingston, TX	Medical Office	29,000	0.3	06/28/10	6,350,000	475,000	0.2	71.6%	$23.05
Pocatello East Medical Office Building	Pocatello, ID	Medical Office	76,000	0.7	07/27/10	15,800,000	1,532,000	0.6	100%	$20.05
Monument Long-Term Acute Care Hospital Portfolio	Cape Girardeau, Joplin and Columbia, MO; and Athens, GA	Hospital	115,000	1.1	08/12/10, 08/31/10, 10/29/10 and 01/31/11	41,695,000	3,944,000	1.6	100%	$34.31

Acquisition(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Annual Rent Per Leased Sq Ft(4)
Virginia Skilled Nursing Facility Portfolio	Charlottesville, Bastian, Lebanon, Fincastle, Low Moor, Midlothian and Hot Springs, VA	Skilled Nursing	232,000	2.2%	09/16/10	$45,000,000	$4,598,000	1.9%	100%	$19.83
Sylva Medical Office Building	Sylva, NC	Medical Office	45,000	0.4	11/15/10	11,400,000	1,051,000	0.4	100%	$23.25
Surgical Hospital of Humble	Humble, TX	Hospital	30,000	0.3	12/10/10	13,100,000	1,190,000	0.5	100%	$39.18
Lawton Medical Office Building Portfolio	Lawton, OK	Medical Office	62,000	0.6	12/22/10	11,550,000	995,000	0.4	100%	$15.95
Ennis Medical Office Building	Ennis, TX	Medical Office	30,000	0.3	12/22/10	7,100,000	624,000	0.3	94.8%	$22.01
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	60,000	0.6	03/29/11	11,950,000	1,128,000	0.5	90.5%	$20.63
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	34,000	0.3	03/31/11	13,000,000	1,354,000	0.6	100%	$39.52
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	40,000	0.4	04/13/11	11,000,000	1,259,000	0.5	100%	$31.74
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	42,000	0.4	04/14/11	8,070,000	632,000	0.3	85.8%	$17.50
Lakewood Ranch Medical Office Building	Bradenton, FL	Medical Office	58,000	0.5	04/15/11	12,500,000	1,203,000	0.5	92.6%	$22.56
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	156,000	1.5	05/12/11 and 05/02/13	30,100,000	2,876,000	1.2	100%	$18.44
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	179,000	1.7	05/26/11	44,050,000	3,330,000	1.4	79.4%	$23.42
Philadelphia SNF Portfolio	Philadelphia, PA	Skilled Nursing	392,000	3.7	06/30/11	75,000,000	13,080,000	5.4	100%	$33.39
Maxfield Medical Office Building	Sarasota, FL	Medical Office	41,000	0.4	07/11/11	7,200,000	667,000	0.3	90.5%	$17.94
Lafayette Physical Rehabilitation Hospital	Lafayette, LA	Hospital	26,000	0.2	09/30/11	12,100,000	1,097,000	0.5	100%	$41.52
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office	60,000	0.6	12/22/11	7,840,000	714,000	0.3	90.0%	$13.11
Southeastern SNF Portfolio	Conyers, Covington, Snellville, Gainsville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	454,000	4.3	01/10/12	166,500,000	16,134,000	6.6	100.0%	$35.56
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	177,000	1.7	01/27/12 and 03/23/12	33,800,000	2,699,000	1.1	80.0%	$19.09
Spokane MOB	Spokane, WA	Medical Office	96,000	0.9	01/31/12	32,500,000	2,380,000	1.0	96.6%	$25.74

Acquisition(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Annual Rent Per Leased Sq Ft(4)
Centre Medical Plaza	Chula Vista, CA	Medical Office	75,000	0.7%	04/26/12	$24,600,000	$2,557,000	1.1%	96%	$35.59
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	88,000	0.8	04/26/12	19,250,000	1,668,000	0.7	100%	$18.96
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	150,000	1.4	05/22/12, 07/19/12 and 08/14/12	30,060,000	2,822,000	1.2	88.4%	$21.31
Texarkana MOB	Texarkana, TX	Medical Office	32,000	0.3	06/14/12	6,500,000	558,000	0.2	100%	$17.66
Greeley MOB	Greeley, CO	Medical Office	58,000	0.5	06/22/12	13,200,000	1,156,000	0.5	100%	$19.92
Columbia MOB	Columbia, SC	Medical Office	43,000	0.4	06/26/12	6,900,000	809,000	0.3	87.4%	$21.41
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	272,000	2.6	06/29/12 and 07/12/12	71,000,000	6,116,000	2.5	97.8%	$23.00
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	147,000	1.4	07/19/12, 09/05/12 and 09/27/12	35,400,000	2,716,000	1.1	93.3%	$19.75
Shelbyville MOB	Shelbyville, TN	Medical Office	31,000	0.3	07/26/12	6,800,000	530,000	0.2	95.1%	$17.92
Jasper MOB	Jasper, GA	Medical Office	57,000	0.5	08/08/12 and 09/27/12	13,800,000	1,153,000	0.5	100%	$20.13
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Senior Housing	394,000	3.7	08/24/12 and 05/31/13	64,804,000	6,263,000	2.6	100%	$15.91
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	167,000	1.6	09/14/12	51,200,000	4,053,000	1.7	100%	$24.26
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	296,000	2.8	09/27/12	85,000,000	8,667,000	3.6	100%	$29.32
Bellaire Hospital	Houston, TX	Hospital	161,000	1.5	11/09/12	23,250,000	2,124,000	0.9	100%	$13.19
Massachusetts Senior Care Portfolio	Dalton and Hyde Park, MA	Skilled Nursing	104,000	1.0	12/10/12	24,350,000	2,240,000	0.9	100%	$21.54
St. Petersburg Medical Office Building	St.Petersburg, FL	Medical Office	53,000	0.5	12/20/12	10,400,000	933,000	0.4	87.1%	$20.16
Bessemer Medical Office Building	Bessemer, AL	Medical Office	100,000	0.9	12/20/12	25,000,000	1,958,000	0.8	91.3%	$21.50
Santa Rosa Medical Office Building	Santa Rosa, CA	Medical Office	102,000	1.0	12/20/12	18,200,000	2,491,000	1.0	90%	$27.32
North Carolina ALF Portfolio	Fayetteville, Fuquay-Varina, Knightdale, Lincolnton and Monroe, NC	Senior Housing	185,000	1.8	12/21/12	75,000,000	5,400,000	2.2	100%	$29.15
Falls of Neuse Raleigh Medical Office Building	Raleigh, NC	Medical Office	77,000	0.7	12/31/12	21,000,000	1,633,000	0.7	100%	$21.28
Central Indiana MOB Portfolio	Avon, Bloomington, Carmel, Fishers, Indianapolis, Lafayette, Muncie and Noblesville, IN	Medical Office	594,000	5.7	12/31/12, 03/28/13, 04/26/13 and 05/20/13	122,780,000	12,745,000	5.2	93.5%	$22.96

Acquisition(1)	Property Location	Type of Property	GLA (Sq Ft)	% of GLA	Date Acquired	Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Annual Rent Per Leased Sq Ft(4)
A & R Medical Office Building Portfolio	Ruston, LA and Abilene, TX	Medical Office	183,000	1.7%	02/20/13	$31,750,000	$2,459,000	1.0%	100.0%	$13.43
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	101,000	1.0	02/28/13	15,050,000	1,295,000	0.5	89.1%	$14.34
St. Anthony North Denver MOB II	Westminister, CO	Medical Office	28,000	0.3	03/22/13	4,100,000	393,000	0.2	86.8%	$16.14
Eagles Landing GA MOB	Stockbridge, GA	Medical Office	45,000	0.4	03/28/13	12,400,000	950,000	0.4	100%	$20.96
Eastern Michigan MOB Portfolio	Novi and West Bloomfield, MI	Medical Office	94,000	0.9	03/28/13	21,600,000	1,833,000	0.8	84.8%	$22.92
Pennsylvania SNF Portfolio	Milton and Watsontown, PA	Skilled Nursing	75,000	0.7	04/30/13	13,000,000	1,251,000	0.5	100%	$16.67
Rockwall MOB II	Rockwall, TX	Medical Office	18,000	0.2	05/23/13	5,400,000	401,000	0.2	100%	$22.88
Pittsfield Skilled Nursing Facility	Pittsfield, MA	Skilled Nursing	42,000	0.4	05/29/13	15,750,000	1,535,000	0.5	100%	$36.50
Des Plaines Surgical Center	Des Plaines, IL	Medical Office	47,000	0.4	05/31/13	10,050,000	838,000	0.3	92.5%	$19.47
Winn MOB Portfolio	Decatur, GA	Medical Office	65,000	0.6	06/03/13	9,850,000	771,000	0.3	78.9%	$15.04
Hinsdale MOB Portfolio	Hinsdale, IL	Medical Office	169,000	1.6	07/11/13	35,500,000	4,015,000	1.6	85.3%	$27.83
Johns Creek Medical Office Building	Johns Creek, GA	Medical Office	90,000	0.9	08/26/13	20,100,000	982,000	0.4	87.7%	$12.43
Winn MOB II	Decatur, GA	Medical Office	22,000	0.2	08/27/13	2,800,000	404,000	0.2	100%	$18.57
Greeley Cottonwood MOB	Greeley, CO	Medical Office	36,000	0.3	09/06/13	7,450,000	589,000	0.2	100%	$16.18
UK Senior Housing Portfolio	England, Scotland, and Jersey, UK	Senior Housing	962,000	9.1	09/11/13	472,167,000	35,780,000	14.8	100%	$37.20
Tiger Eye NY MOB Portfolio	Middletown, Rock Hill and Wallkill, NY	Medical Office	362,000	3.4	09/20/13 and 12/23/13	141,000,000	10,018,000	4.1	100%	$27.67
Salt Lake City LTACH	Murray, UT	Hospital	35,000	0.3	09/25/13	13,700,000	1,196,000	0.5	100%	$34.27
Lacombe MOB II	Lacombe, LA	Medical Office	43,000	0.4	09/27/13	5,500,000	437,000	0.2	59.0%	$17.25
Tennessee MOB Portfolio	Memphis and Hendersonville, TN	Medical Office	65,000	0.6	10/02/13	13,600,000	1,248,000	0.5	100%	$19.06
Central Indiana MOB Portfolio II	Greenfield and Indianapolis, IN	Medical Office	57,000	0.5	12/12/13	9,400,000	962,000	0.4	90.7%	$18.45
Kennestone East MOB Portfolio	Marietta, GA	Medical Office	52,000	0.5	12/13/13	13,775,000	968,000	0.4	82.7%	$22.58
Dux MOB Portfolio	Brownsburg, Evansville, Indianapolis, Lafayette, Munster, and St. John, IN; Escanaba, MI; Batavia, OH; and San Antonio, TX	Medical Office	700,000	6.7	12/19/13 and 12/20/13	181,800,000	12,265,000	5.1	94.4%	$18.57
Midwest CCRC Portfolio	Cincinnati, OH; Colorado Springs, CO; and Lincolnwood, IL	Senior Housing–RIDEA	1,372,000	13.0	12/20/13	310,000,000	24,918,000	10.3	(5)	(5)
Total/Weighted Average			10,565,000	100%		$2,785,711,000	$242,550,000	100%	95.8%	$24.72
 ________

(1)	We own 100% of our properties as of December 31, 2013.

(2)
With the exception of Midwest CCRC Portfolio, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2013. Annualized base rent for Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure, is based on annualized net operating income.

(3)	Leased percentage includes all leased space of the respective acquisition including master leases and excludes Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure.

(4)	Average annual rent per leased square foot is based on leases in effect as of December 31, 2013 and excludes Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure.

(5)
Resident occupancy for these 1,079 units was 93.6% as of December 31, 2013. Average annual rent per unit was $25,000 and was based on net operating income of $24,918,000 divided by the average occupied units of the facilities as of such period.

We own fee simple interests in all of our properties except for 42 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties, by number, square feet, percentage of leased area, annual base rent and percentage of annual rent of expiring leases as of December 31, 2013:

Year (1)	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent Under Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(2)
2014	123	475,000	5.4%	$10,608,000	3.9%
2015	78	396,000	4.5	7,688,000	2.8
2016	94	557,000	6.3	13,005,000	4.8
2017	76	507,000	5.8	10,590,000	3.9
2018	79	582,000	6.6	13,037,000	4.8
2019	47	387,000	4.4	9,716,000	3.6
2020	53	408,000	4.6	10,108,000	3.7
2021	32	321,000	3.6	8,691,000	3.2
2022	26	223,000	2.5	5,112,000	1.9
2023	22	463,000	5.3	10,968,000	4.0
Thereafter	51	4,481,000	51.0	172,154,000	63.4
Total	681	8,800,000	100%	$271,677,000	100%
 _______

(1)	Excludes Midwest CCRC Portfolio with annualized net operating income of $24,918,000, which is operated utilizing a RIDEA structure.

(2)	The annual rent percentage is based on the total annual contractual base rent based on leases in effect as of December 31, 2013.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2013:

State/Country	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent(1)	% of Annualized Base Rent
Domestic:
Alabama	3	193,000	1.8%	$3,601,000	1.5%
Arizona	2	99,000	0.9	1,870,000	0.8
Arkansas	5	121,000	1.1	1,354,000	0.6
California	11	506,000	4.8	15,068,000	6.2
Colorado	9	606,000	5.7	11,074,000	4.6
Florida	5	201,000	1.9	3,636,000	1.5
Georgia	21	674,000	6.5	17,612,000	7.3
Hawaii	1	23,000	0.2	777,000	0.3
Idaho	1	76,000	0.7	1,532,000	0.6
Illinois	8	708,000	6.7	13,341,000	5.5
Indiana	33	1,214,000	11.5	23,059,000	9.5
Louisiana	6	296,000	2.8	5,638,000	2.3
Massachusetts	8	146,000	1.4	3,776,000	1.6
Michigan	3	137,000	1.3	2,719,000	1.1
Minnesota	2	35,000	0.3	596,000	0.2
Missouri	3	84,000	0.8	2,770,000	1.1
New Jersey	1	68,000	0.6	2,024,000	0.8
New Mexico	3	53,000	0.5	1,064,000	0.4
New York	6	362,000	3.4	10,018,000	4.1
North Carolina	7	307,000	2.9	8,084,000	3.3
Ohio	28	944,000	8.9	17,255,000	7.1
Oklahoma	3	100,000	0.9	2,016,000	0.8
Oregon	11	283,000	2.7	4,535,000	1.9
Pennsylvania	7	467,000	4.4	14,331,000	5.9
South Carolina	2	90,000	0.9	1,552,000	0.6
Tennessee	7	334,000	3.2	8,726,000	3.7
Texas	27	1,002,000	9.5	18,840,000	7.8
Utah	1	35,000	0.4	1,196,000	0.5
Virginia	7	232,000	2.2	4,598,000	1.9
Washington	4	207,000	2.0	4,108,000	1.7
Total Domestic	235	9,603,000	90.9	206,770,000	85.2
United Kingdom	44	962,000	9.1	35,780,000	14.8
Total	279	10,565,000	100%	$242,550,000	100%
 _______

(1)
With the exception of Midwest CCRC Portfolio, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2013. Annualized base rent for Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure, is based on annualized net operating income.

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
To assist the members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons that participated in the offering and sale of shares of our common stock, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our advisor entities’ estimated value of the shares is $10.22 per share as of December 31, 2013. The basis for this valuation is the fact that the most recent public offering price for shares of our common stock in our primary offering was $10.22 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.22 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Unless otherwise required pursuant to applicable regulations, until 18 months after the termination of our follow-on offering, we intend to continue to use the offering price of shares of our common stock in our most recent offering as the estimated per share value reported in our Annual Reports on Form 10-K distributed to stockholders. Beginning 18 months after the termination of our follow-on offering, or such earlier time as required by applicable regulations, the value of the properties and our other assets will be determined in a manner deemed appropriate by our board of directors, unless another valuation methodology is required by applicable regulations, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders.
Stockholders
As of March 7, 2014, we had approximately 65,406 stockholders of record.
Distributions
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods from January 1, 2012 and ending on March 31, 2014. For distributions declared for each record date in the January 2012 through October 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001808219 per day per share of common stock, which is equal to an annualized distribution rate of 6.6%, assuming a purchase price of $10.00 per share. For distributions declared for each record date in the November 2012 through March 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds.
The amount of the distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We did not establish any limit on the amount of offering proceeds, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

The distributions paid for the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2013		2012
Distributions paid in cash	$57,642,000		$22,972,000
Distributions reinvested	67,905,000		22,622,000
	$125,547,000		$45,594,000
Sources of distributions:
Cash flows from operations	$42,748,000	34.0%	$23,462,000	51.5%
Offering proceeds	82,799,000	66.0	22,132,000	48.5
	$125,547,000	100%	$45,594,000	100%
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
As of December 31, 2013, we had an amount payable of $2,285,000 to our sub-advisor or its affiliates primarily comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of December 31, 2013, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities and their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2013		2012
Distributions paid in cash	$57,642,000		$22,972,000
Distributions reinvested	67,905,000		22,622,000
	$125,547,000		$45,594,000
Sources of distributions:
FFO	$85,154,000	67.8%	$—	—%
Offering proceeds	40,393,000	32.2	45,594,000	100
	$125,547,000	100%	$45,594,000	100%
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

Securities Authorized for Issuance under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000. For a further discussion of our incentive plan, see Note 13, Equity — 2009 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,932,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,932,500
________

(1)
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011, November 7, 2012 and December 5, 2013, in connection with their re-election, we granted an aggregate of 7,500, 7,500, 15,000 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts. These shares of restricted common stock will vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable based on the then most recent price paid to acquire a share of our common stock in our offerings; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
On December 5, 2013, in connection with the re-election of our independent directors, we issued an aggregate of 15,000 shares of restricted common stock to our independent directors pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Each of these restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant.
In December 2013, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, we issued an aggregate of 88,271 shares of our common stock to our advisor entities and their affiliates for acquisition fees in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the then most recent price paid to acquire a share of our common stock in our follow-on offering, net of selling commissions and dealer manager fees. The acquisition fees paid in shares of our common stock were issued through a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D of the Securities Act and Rule 506 promulgated thereunder.
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
On October 30, 2013, we terminated our follow-on offering. As of December 31, 2013, we had received and accepted subscriptions in our follow-on offering for 157,622,743 shares of our common stock, or $1,604,996,000, and a total of $42,713,000 in distributions were reinvested and 4,398,862 shares of our common stock were issued pursuant to the DRIP.
As of December 31, 2013 we had incurred other offering expenses of $2,755,000 to our advisor entities and their respective affiliates in connection with our follow-on offering. In addition, as of December 31, 2013, we had incurred selling commissions of $107,191,000 and dealer manager fees of $47,825,000 to Griffin Securities, an unaffiliated entity. Such commissions, fees and reimbursements were charged to stockholders’ equity as such amounts were reimbursed from the gross proceeds of our follow-on offering. The cost of raising funds in our follow-on offering as a percentage of gross proceeds received in our follow-on offering was 9.8% as of December 31, 2013. As of December 31, 2013, net offering proceeds in our follow-on offering were $1,489,938,000, including proceeds from the DRIP and after deducting offering expenses.
As of December 31, 2013, $28,000 remained payable to our sub-advisor or its affiliates for costs related to our follow-on offering.
As of December 31, 2013, we had used $1,338,689,000 in proceeds from our follow-on offering to acquire properties from unaffiliated parties, $20,791,000 to subsequently repay borrowings from unaffiliated parties incurred in connection with our acquisitions, $22,422,000 to acquire real-estate related investments from unaffiliated parties, $38,220,000 to pay acquisition related expenses to affiliated parties, $9,258,000 to pay acquisition related expenses to unaffiliated parties, $3,992,000 for lender required restricted cash accounts to unaffiliated parties and $2,722,000 for deferred financing costs to unaffiliated parties.
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
During the three months ended December 31, 2013, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	154,296	$9.71	154,296	(2)
November 1, 2013 to November 30, 2013	—	$—	—	(2)
December 1, 2013 to December 31, 2013	—	$—	—	(2)
Total	154,296	$9.71	154,296
 _________

(1)	Our board of directors adopted a share repurchase plan effective August 24, 2009, which was amended and restated on November 6, 2012 primarily to revise the per share repurchase price.

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

	December 31,
Selected Financial Data	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$2,928,726,000	$1,454,629,000	$499,152,000	$203,996,000	$13,809,000
Mortgage loans payable, net	$329,476,000	$291,052,000	$80,466,000	$58,331,000	$—
Lines of credit	$68,000,000	$200,000,000	$—	$11,800,000	$—
Stockholders' equity	$2,383,025,000	$860,307,000	$397,357,000	$125,240,000	$13,283,000

	Years Ended December 31,				Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Total revenues	$204,403,000	$100,728,000	$40,457,000	$8,682,000	$—
Net income (loss)	$9,065,000	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
Net income (loss) attributable to controlling interest	$9,051,000	$(63,247,000)	$(5,776,000)	$(7,424,000)	$(281,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted(1)	$0.05	$(0.85)	$(0.19)	$(0.99)	$(1.51)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$42,748,000	$23,462,000	$9,264,000	$(2,881,000)	$(40,000)
Net cash used in investing activities	$(1,437,605,000)	$(730,304,000)	$(223,689,000)	$(186,342,000)	$—
Net cash provided by financing activities	$1,337,919,000	$756,843,000	$253,089,000	$181,468,000	$13,813,000
OTHER DATA:
Distributions declared	$135,900,000	$49,346,000	$20,037,000	$4,866,000	$—
Distributions declared per share	$0.68	$0.66	$0.65	$0.66	$—
Funds from operations(2)	$85,154,000	$(24,851,000)	$9,040,000	$(3,837,000)	$(281,000)
Modified funds from operations(2)	$109,266,000	$44,987,000	$17,577,000	$2,909,000	$(263,000)
Normalized modified funds from operations(2)	$109,266,000	$49,219,000	$17,577,000	$2,909,000	$(263,000)
Net operating income(3)	$161,016,000	$79,597,000	$32,127,000	$6,481,000	$—
 _______

(1)
Net income (loss) per common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate and foreign currency rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, gains or losses from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for years ended December 31, 2013, 2012, 2011, and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities or their affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities or their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as our offerings where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO, MFFO and Normalized MFFO for the years ended December 31, 2013, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	Years Ended December 31,				Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2013	2012	2011	2010
Net income (loss)	$9,065,000	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
Add:
Depreciation and amortization — consolidated properties	76,188,000	38,407,000	14,826,000	3,591,000	—
Less:
Net (income) loss attributable to noncontrolling interests	(14,000)	(3,000)	(2,000)	(1,000)	1,000
Depreciation and amortization related to noncontrolling interests	(85,000)	(11,000)	(10,000)	(4,000)	—
FFO	$85,154,000	$(24,851,000)	$9,040,000	$(3,837,000)	$(281,000)

Acquisition related expenses(1)	$25,501,000	$75,608,000	$10,389,000	$7,099,000	$18,000
Amortization of above and below market leases(2)	1,910,000	1,283,000	298,000	79,000	—
Amortization of closing costs and origination fees(3)	107,000	15,000	—	—	—
(Gain) loss in fair value of derivative financial instruments(4)	(344,000)	(24,000)	366,000	143,000	—
Foreign currency and derivative loss(4)(5)	11,312,000	—	—	—
(Gain) loss on extinguishment of debt(6)	(127,000)	35,000	44,000	—	—
Adjustments for noncontrolling interests(7)	(23,000)	2,000	2,000	1,000	—
Change in deferred rent receivables(8)	(14,224,000)	(7,081,000)	(2,562,000)	(576,000)	—
MFFO	$109,266,000	$44,987,000	$17,577,000	$2,909,000	$(263,000)

Subordinated distribution purchase(9)	—	4,232,000	—	—	—
Normalized MFFO	$109,266,000	$49,219,000	$17,577,000	$2,909,000	$(263,000)
Weighted average common shares outstanding — basic and diluted	199,793,355	74,122,982	30,808,725	7,471,184	186,330
Net income (loss) per common share — basic and diluted	$0.05	$(0.85)	$(0.19)	$(0.99)	$(1.51)
FFO per common share — basic and diluted	$0.43	$(0.34)	$0.29	$(0.51)	$(1.51)
MFFO per common share — basic and diluted	$0.55	$0.61	$0.57	$0.39	$(1.41)
Normalized MFFO per common share — basic and diluted	$0.55	$0.66	$0.57	$0.39	$(1.41)
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
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, subordinated distribution purchase, acquisition related expenses, depreciation and amortization, interest expense, foreign currency and derivative loss, interest income and income tax benefit. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net (income) loss, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2013, 2012, 2011 and 2010 and for the period from January 7, 2009 (Date of Inception) through December 31, 2009:

	Years Ended December 31,				Period from January 7, 2009 (Date of Inception) through December 31, 2009
	2013	2012	2011	2010
Net income (loss)	$9,065,000	$(63,244,000)	$(5,774,000)	$(7,423,000)	$(282,000)
General and administrative	22,519,000	11,067,000	5,992,000	1,670,000	268,000
Subordinated distribution purchase	—	4,232,000	—	—	—
Acquisition related expenses	25,501,000	75,608,000	10,389,000	7,099,000	18,000
Depreciation and amortization	76,188,000	38,407,000	14,826,000	3,591,000	—
Interest expense	17,765,000	13,542,000	6,711,000	1,559,000	—
Foreign currency and derivative loss	11,312,000	—	—	—	—
Interest income	(329,000)	(15,000)	(17,000)	(15,000)	(4,000)
Income tax benefit	(1,005,000)	—	—	—	—
Net operating income	$161,016,000	$79,597,000	$32,127,000	$6,481,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2013 and 2012, together with our results of operations for the years ended December 31, 2013, 2012 and 2011 and cash flows for the years ended December 31, 2013, 2012 and 2011.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; our ability to acquire properties pursuant to our investment strategy; the availability of capital and debt financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
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
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated an aggregate of $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP.
On October 30, 2013, we terminated our follow-on offering. As of December 31, 2013, we had received and accepted subscriptions in our follow-on offering for 157,622,743 shares of our common stock, or $1,604,996,000, and a total of $42,713,000 in distributions were reinvested and 4,398,862 shares of our common stock were issued pursuant to the DRIP.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering. As of December 31, 2013, a total of $18,448,000 in distributions were reinvested and 1,899,892 shares of our common stock were issued pursuant to the Secondary DRIP.
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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had an initial one-year term, but was subject to successive one year renewals upon mutual consent of the parties. On January 6, 2014, the Advisory Agreement was renewed pursuant to the mutual consent of the parties for a term of six months and expires on July 6, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.

We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of December 31, 2013, we had completed 72 acquisitions comprising 279 buildings and approximately 10,565,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $2,785,711,000.
Investment Strategy
We have and we intend to continue to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
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

•
Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.

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

We will not invest more than 10.0% of the proceeds available for investment from our initial offering and our follow-on offering, or our offerings, in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.

We will not invest more than 10.0% of the proceeds available for investment from our offerings in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offerings in equity securities of public or private real estate companies.
We are not limited as to the geographic area where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of debt financing available.
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
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges.
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

Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. In addition, for transactions that are business combinations, we evaluate the existence of intangible assets and liabilities. We immediately expense acquisition related expenses associated with business combinations and capitalize acquisition related expenses associated with an asset acquisition.
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
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
Acquisitions in 2014, 2013, 2012 and 2011
For a discussion of acquisitions in 2014, 2013, 2012 and 2011 see Note 3, Real Estate Investments, Net and Note 22, Subsequent Events – Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Scheduled Lease Expirations
Excluding Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure, as of December 31, 2013, our consolidated properties were 95.8% leased and during 2014, 5.4% of the leased GLA is scheduled to expire. Midwest CCRC Portfolio was 93.6% leased as of December 31, 2013 and substantially all of our leases with residents at Midwest CCRC Portfolio are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
Excluding our senior housing facilities operated utilizing a RIDEA structure, as of December 31, 2013, our remaining weighted average lease term was 9.5 years.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we have provided management’s assessment of our internal control over financial reporting as of December 31, 2013 and will continue to comply with such regulations.
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
Results of Operations
Comparison of the Years Ended December 31, 2013, 2012 and 2011
Our operating results for the years ended December 31, 2013, 2012 and 2011 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2013, we operated through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December 2013, we operated through 4 reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we felt it useful to segregate our operations into 5 reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through 3 reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into 4 reporting segments to assess the performance of our business in the same way that management intended to review our performance and make operating decisions.
Except where otherwise noted, the change in our results of operations is primarily due to our 279 buildings as of December 31, 2013, as compared to 143 buildings as of December 31, 2012, and 56 buildings as of December 31, 2011. As of December 31, 2013, 2012 and 2011, we owned the following types of properties:

	December 31,
	2013			2012			2011
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	139	$1,300,295,000	93.0%	78	$670,370,000	93.7%	33	$216,730,000	92.9%
Senior housing	59	578,103,000	100%	15	105,936,000	100%	—	—	—%
Skilled nursing facilities	41	397,468,000	100%	37	362,145,000	100%	16	144,000,000	100%
Senior housing–RIDEA	26	310,000,000	(1)	—	—	—%	—	—	—%
Hospitals	14	199,845,000	100%	13	186,145,000	100%	7	77,895,000	100%
Total/weighted average(2)	279	$	95.8%	143	$	96.6%	56	$	96.1%
_________

(1)	The leased percentage for these 1079 resident units was 0.936 as of December 31, 2013.

(2)	Leased percentage excludes Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure.
Real Estate Revenue
For the years ended December 31, 2013, 2012 and 2011, real estate revenue was 202096000., 100728000 and 40457000, respectively, and was primarily comprised of base rent of $157,638,000, $78,548,000 and $31,506,000, respectively, and expense recoveries of $28,547,000, $15,036,000 and $6,175,000, respectively. For the year ended December 31, 2013, real estate revenue derived from our real estate investments in the United Kingdom was $12,979,000, or 6.4% of total real estate revenue.

Real estate revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Medical office buildings	$	$	$
Skilled nursing facilities	49381000	37432000	11327000
Hospitals	23563000	12280000	7651000
Senior housing	22492000	1035000	0
Total	$	$	$
Resident Fees and Services
For the year ended December 31, 2013, resident fees and services was 2307000. and related to revenue earned from our operations of senior housing facilities operated utilizing a RIDEA structure acquired in December 2013. We did not own or operate any real estate investments utilizing a RIDEA structure prior to December 2013.
Rental Expenses
For the years ended December 31, 2013, 2012 and 2011, rental expenses were 43387000., 21131000 and 8330000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Real estate taxes	$16,760,000	$9,948,000	$3,709,000
Building maintenance	9,066,000	3,299,000	1,582,000
Utilities	7,921,000	3,204,000	1,361,000
Property management fees — affiliates	4418000	2,158,000	843,000
Administration	2,240,000	744,000	319,000
Insurance	872,000	452,000	180,000
Amortization of leasehold interests	208,000	243,000	139,000
RIDEA operating management fees	115,000	—	—
Other	1,787,000	1,083,000	197,000
Total	$	$	$
Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2013		2012		2011
Medical office buildings	$	0.3241327583	$	0.3334467097	$	0.3061129475
Skilled nursing facilities	3392000	0.068690387	2853000	0.076218209	1030000	0.0909331685
Hospitals	3124000	0.132580741	1516000	0.1234527687	725000	0.0947588551
Senior housing	800000	0.035568202	96000	0.0927536232	—	0
Senior housing–RIDEA	1499000	0.6497615951	—	—%	—	—%
Total/weighted average	$	0.2122620509	$	0.2097827814	$	0.2058976197
Overall, the percentage of rental expenses as a percentage of revenue in 2013 was slightly higher than in 2012 due to the acquisition of senior housing facilities operated utilizing a RIDEA structure, which accounted for 1.1% of total revenues. We anticipate that the percentage of rental expenses to revenue will increase when we have a full year of operations from our properties operated utilizing a RIDEA structure. Overall, as compared to 2011, the percentage of rental expenses as a percentage of revenue in 2012 remained consistent as the percentage of medical office buildings in the portfolio remained consistent between 2011 and 2012.
General and Administrative
For the years ended December 31, 2013, 2012 and 2011, general and administrative was 22519000., 11067000 and 5992000, respectively. General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Asset management fees — affiliates	$	$6,727,000	$2,929,000
Transfer agent services	2,349,000	1,119,000	—
Professional and legal fees	1,988,000	1,495,000	1,466,000
Franchise taxes	1,519,000	306,000	170,000
Bad debt expense	1,182,000	82,000	261,000
Bank charges	525,000	233,000	115,000
Board of directors fees	425,000	316,000	377,000
Directors’ and officers’ liability insurance	310,000	206,000	164,000
Postage & delivery	230,000	120,000	99,000
Restricted stock compensation	133000	115000	66000
Transfer agent services — former affiliate	—	10,000	311,000
Other	107,000	338,000	34,000
Total	$	$	$
The increase in general and administrative in 2013 as compared to 2012 was primarily the result of purchasing additional properties in 2013 and 2012 and thus incurring higher asset management fees and franchise taxes, as well as incurring higher fees for transfer agent services due to an increase in the number of our investors in connection with the increased equity raise pursuant to our public offerings. We expect general and administrative to continue to increase in 2014 as we purchase additional properties in 2014.
The increase in general and administrative in 2012 as compared to 2011 was primarily the result of purchasing properties in 2012 and 2011 and thus incurring higher asset management fees, as well as incurring higher fees for transfer agent services due to an increase in the number of our investors.
Subordinated Distribution Purchase
For the year ended December 31, 2012, we recorded a charge of $4,232,000, which pertained to a settlement agreement we and our operating partnership entered into on September 14, 2012 with BGC Partners, Inc., or BGC Partners, to transfer certain assets held by BGC Partners to us, including 200 units of limited partnership interest held in our operating partnership and any rights to the payment of any subordinated distribution that may have been owed to our former advisor and its affiliates, including our former sponsor, for consideration of $4,300,000. Of the $4,300,000 paid by us, $4,232,000 is reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012, and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Acquisition Related Expenses
For the years ended December 31, 2013, 2012 and 2011, we incurred acquisition related expenses of 25501000., 75608000 and 10389000, respectively.
For the year ended December 31, 2013, acquisition related expense related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $20,910,000 incurred to our advisor entities. For the year ended December 31, 2012, acquisition related expenses related primarily to the unrealized/realized gains and losses on our contingent consideration arrangements of $50,250,000 and expenses associated with our acquisitions completed during the period, including acquisition fees of $21,336,000 incurred to our former advisor, our advisor entities or their respective affiliates. The decrease in acquisition related expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to $50,250,000 of net unrealized/realized loss on contingent consideration in 2012, which was primarily due to one tenant's significant improvement in its specified rent coverage ratio for the six and twelve months ended December 31, 2012. For a further discussion, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
For the year ended December 31, 2011, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of 6739000 incurred to our former advisor or its affiliates. The increase in acquisition related expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due to purchasing $810,971,000 in acquisitions in 2012 as compared to $245,183,000 in acquisitions in 2011, as well as the unrealized/realized gains and losses on our contingent consideration arrangements.
Depreciation and Amortization
For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization was 76188000., 38407000 and 14826000, respectively, and consisted primarily of depreciation on our operating properties of $50,178,000, $25,125,000 and $9,919,000, respectively, and amortization on our identified intangible assets of $25,680,000, $13,183,000 and $4,878,000 respectively.
Interest Expense
For the years ended December 31, 2013, 2012 and 2011, interest expense including gain (loss) in fair value of derivative financial instruments was 17765000, 13542000 and 6711000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Interest expense — mortgage loans payable and derivative financial instruments	$16,192,000	$10,935,000	$4,065,000
Interest expense — lines of credit	1,677,000	1,866,000	1,016,000
Amortization of debt discount and (premium), net	(2,209,000)	(1,023,000)	(47,000)
Amortization of deferred financing costs — lines of credit	1,734,000	1,021,000	661,000
Amortization of deferred financing costs — mortgage loans payable	842,000	732,000	606,000
(Gain) loss on extinguishment of debt — write-off of deferred financing costs and debt premium	--127000	35000	44000
(Gain) loss in fair value of derivative financial instruments	(344,000)	(24,000)	366,000
Total	$	$	$
Foreign Currency and Derivative Loss
For the year ended December 31, 2013, we had 11312000 in net losses resulting from foreign currency transactions as compared to $0 in 2012 and 2011. The net losses on foreign currency transactions in 2013 were primarily due to an unrealized loss of 16489000 on our foreign currency forward contract, partially offset by the gains recognized in closing the acquisition of UK Senior Housing Portfolio in the amount of $4,295,000 and re-measurement of real estate notes receivable denominated in United Kingdom Pound Sterling, or GBP, as of December 31, 2013 of $519,000. For a further discussion of our foreign currency forward contract, including a discussion regarding the fair value measurements, see Note 8, Derivative Financial Instruments and Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The significant fluctuations in foreign currency exchange rates between GBP and U.S. Dollars, or USD, have material effects on our results of operations and financial position.

Interest Income
For the years ended December 31, 2013, 2012 and 2011, we had interest income of 329000, 15000 and 17000, respectively, related to interest earned on funds held in cash accounts. Higher interest income in 2013 as compared to 2012 and 2011 was due to higher average cash balances in 2013 due to the close out of our follow-on offering.
Income Tax Benefit
For the year ended December 31, 2013, we had an income tax benefit of $1,005,000 as compared to $0 in 2012 and 2011. The income tax benefit in 2013 was primarily due to the -1205000 decrease in our foreign deferred tax liabilities on our real estate investments located in the United Kingdom, offset by 152000 of foreign income taxes incurred on the 2013 operations of our real estate investments located in the United Kingdom and $48,000 of U.S. federal and state income tax expense incurred on our senior housing facilities owned and operated utilizing a RIDEA structure. For a further discussion of our income taxes, see Note 15, Income Taxes and Distributions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Our sources of funds will primarily consist of operating cash flows and borrowings. We terminated our follow-on offering on October 30, 2013. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs and our operating performance. Our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders.
Our total capacity to purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our unsecured revolving line of credit with Bank of America, N.A., or Bank of America, or our unsecured line of credit, as well as any future indebtedness that we may incur and any possible future equity offerings. As of December 31, 2013, our cash on hand was $37,955,000 and we had $382,000,000 available on our unsecured line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $16,810,000 to pay interest on our outstanding indebtedness in 2014, based on interest rates in effect as of December 31, 2013. In addition, we estimate that we will require $15,363,000 to pay principal on our outstanding indebtedness in 2014. We also require resources to make certain payments to our advisor entities and their affiliates. See Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor entities and their affiliates.
Our advisor entities evaluate potential additional investments and engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. When we acquire a property, our advisor entities prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from proceeds from sales of other investments, borrowings, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
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
Based on the properties we owned as of December 31, 2013, we estimate that our expenditures for capital improvements and tenant improvements will require up to $27,317,000 within the next 12 months. As of December 31, 2013, we had

$10,250,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows provided by operating activities for the years ended December 31, 2013, 2012 and 2011, were $42,748,000, $23,462,000 and $9,264,000, respectively. For the years ended December 31, 2013, 2012 and 2011, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. In addition, for the year ended December 31, 2013, we paid $51,198,000 to a settle contingent consideration obligation that was paid from cash flows from operating activities.
We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing
Cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011, were $1,437,605,000, $730,304,000 and $223,689,000, respectively. For the year ended December 31, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $1,402,189,000, advances of $23,745,000 on our real estate notes receivable, capital expenditures of $5,521,000, an increase in restricted cash in the amount of $3,992,000 and an increase in real estate and escrow deposits of $1,801,000. For the year ended December 31, 2012, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $719,369,000, restricted cash in the amount of $6,691,000, advances of $5,213,000 on our real estate notes receivable and capital expenditures of $3,713,000, partially offset by a decrease of $4,650,000 in real estate and escrow deposits for the acquisition of real estate. For the year ended December 31, 2011, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $213,856,000, the payment of $6,901,000 in real estate and escrow deposits for the acquisition of real estate and capital expenditures of $3,459,000.
We continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will decrease in 2014 as compared to 2013.
Financing
Cash flows provided by financing activities for the years ended December 31, 2013, 2012 and 2011, were $1,337,919,000, $756,843,000 and $253,089,000, respectively. For the year ended December 31, 2013, such cash flows related primarily to funds raised from investors in our offerings in the amount of $1,740,028,000, offset by net payments on our unsecured line of credit in the amount of $132,000,000, the payment of offering costs of $171,689,000 in connection with our offerings and distributions to our common stockholders of $57,642,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $21,866,000, share repurchases of $8,938,000 and payments on contingent consideration obligations of $4,888,000. Of the $21,866,000 in payments on our mortgage loans payable, $16,563,000 reflects the early extinguishment of mortgage loans secured by Hardy Oak Medical Office Building and Centre Medical Plaza. For a further discussion of our unsecured line of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
For the year ended December 31, 2012, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $618,734,000, net borrowings under our secured revolving credit facilities with Bank of America and KeyBank National Association, or KeyBank, and our unsecured line of credit with Bank of America, or collectively the lines of credit, in the amount of $200,000,000 and borrowings on our mortgage loans payable in the amount of $71,602,000, partially offset by principal payments on our mortgage loans payable in the amount of $30,280,000, the payment of offering costs of $66,419,000 in connection with our initial offering and distributions to our common stockholders of $22,972,000. Additional cash outflows primarily related to deferred financing costs of $5,079,000 in connection with the debt financing for our acquisitions and our lines of credit, payments on contingent consideration obligations of $4,590,000 and share repurchases of $4,153,000. For a further discussion of our lines of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Of the $30,280,000 in payments on our mortgage loans payable, $26,669,000 reflects the early extinguishment of mortgage loans secured by Virginia Skilled Nursing Facility Portfolio and Highlands Ranch Medical Pavilion and the repayment of a bridge loan on Southeastern SNF Portfolio (Snellville).
For the year ended December 31, 2011, such cash flows related primarily to funds raised from investors in our initial offering in the amount of $325,444,000 and borrowings on our mortgage loans payable in the amount of $43,700,000, partially offset by principal payments on our mortgage loans payable in the amount of $55,429,000, the payment of offering costs of $35,297,000 in connection with our initial offering, net payments under our lines of credit in the amount of $11,800,000 and distributions of $9,375,000. Additional cash outflows primarily related to deferred financing costs of $2,851,000 in connection with the debt financing for our acquisitions and our lines of credit and share repurchases of $1,198,000. For a further discussion of our lines of credit, see Note 9, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Of the $55,429,000 in payments on our mortgage loans payable, $7,500,000 reflects the early extinguishment of a mortgage loan payable on Surgical Hospital of Humble using excess cash on hand, $23,132,000 reflects the early extinguishment of mortgage loans secured by Dixie-Lobo Medical Office Building Portfolio using borrowings from our secured revolving line of credit with Bank of America and $22,039,000 reflects early payments made on a bridge loan on Virginia Skilled Nursing Facility Portfolio using borrowings on our secured revolving line of credit with KeyBank.
Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering on February 14, 2013 and our follow-on offering on October 30, 2013. However, we anticipate borrowings under our unsecured line of credit and other indebtedness to increase as we acquire additional real estate and real estate-related investments.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Years Ended December 31,
	2013		2012		2011
Ordinary income	$70,200,000	56%	$25,001,000	55%	$9,276,000	51%
Capital gain	—	—	—	—	—	—
Return of capital	55,329,000	44	20,575,000	45	8,912,000	49
	$125,529,000	100%	$45,576,000	100%	$18,188,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as defined, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2013, our borrowings were 13.2% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 13, 2014 and December 31, 2013, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2013, we had $299,680,000 ($313,646,000, net of discount and premium) of fixed rate debt and $16,042,000 ($15,830,000, net of discount) of variable rate debt outstanding secured by our properties. As of December 31, 2013, we also had $68,000,000 outstanding under our unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2013, we were in compliance with all such covenants and requirements on our mortgage loans payable and our unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.51% per annum.

Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground leases, as of December 31, 2013:

	Payments Due by Period
	Less than 1 Year (2014)		1-3 Years (2015-2016)	4-5 Years (2017-2018)	More than 5 Years (after 2018)	Total
Principal payments — fixed rate debt	$12,530,000		$85,290,000	$58,643,000	$143,217,000	$299,680,000
Interest payments — fixed rate debt	14,779,000		24,380,000	15,944,000	56,790,000	111,893,000
Principal payments — variable rate debt	2,833,000	(1)	75,009,000	6,200,000	—	84,042,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2013)	1,769,000		1,347,000	213,000	—	3,329,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of December 31, 2013)	121,000		60,000	—	—	181,000
Ground and other lease obligations	997,000		2,025,000	2,087,000	52,331,000	57,440,000
Total	$33,029,000		$188,111,000	$83,087,000	$252,338,000	$556,565,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,483,000 ($2,271,000, net of discount) secured by Center for Neurosurgery and Spine as of December 31, 2013, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $141,000, $225,000, $148,000 and $75,000 in 2014, 2015-2016, 2017-2018 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $4,675,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
In addition, based on the currency exchange rate as of December 31, 2013, approximately $96,225,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements. These amounts do not have fixed funding dates, but may be funded in any future year, subject to certain conditions set forth in the applicable loan agreements. We anticipate funding the majority of these commitments in the next three years. There are various maturity dates depending upon the timing of advances, however, the maturity dates of the real estate notes receivable will be no later than March 10, 2022. For a further discussion of the real estate notes receivable, see Note 4, Real Estate Notes Receivable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2013 and 2012, except that we are now exposed to foreign currency exchange rate risks as noted below. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are interest rate risk and foreign currency exchange rate risk as noted below.
We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss) and changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying consolidated statements of operations and comprehensive income (loss). Derivatives are recorded on our accompanying consolidated balance sheets at their fair value of $(16,940,000) as of December 31, 2013. We do not enter into derivative transactions for speculative purposes.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. We are also exposed to the effects of changes in interest rates as a result of our investments in real estate notes receivable. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We also may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of an interest rate swap is positive, the counterparty owes us, which creates credit risk for us. When the fair value of an interest rate swap is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the underlying financing. In the alternative, we will seek to minimize the credit risk associated with interest rate swaps by entering into transactions with what we believe are high-quality counterparties. We believe the likelihood of realized losses from counterparty non-performance is remote. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate swaps by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The table below presents, as of December 31, 2013, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Fixed rate notes receivable — principal payments	$—	$—	$—	$10,182,000	$—	$—	$10,182,000	$10,361,000
Weighted average interest rate on maturing notes receivable	—%	—%	—%	7.50%	—%	—%	7.50%	—
Variable rate notes receivable — principal payments	$—	$2,002,000	$—	$6,411,000	$—	$—	$8,413,000	$8,527,000
Weighted average interest rate on maturing notes receivable (based on rates in effect as of December 31, 2013)	—%	7.25%	—%	7.50%	—%	—%	7.44%	—

Liabilities
Fixed rate debt — principal payments	$12,530,000	$41,621,000	$43,669,000	$24,574,000	$34,069,000	$143,217,000	$299,680,000	$309,202,000
Weighted average interest rate on maturing debt	5.49%	5.44%	5.83%	4.98%	5.91%	4.36%	5.00%	—
Variable rate debt — principal payments	$2,833,000	$68,359,000	$6,650,000	$205,000	$5,995,000	$—	$84,042,000	$83,971,000
Weighted average interest rate on maturing debt (based on rates in effect as of December 31, 2013)	1.45%	2.32%	3.02%	2.57%	2.57%	—%	2.37%	—
Real Estate Notes Receivable
As of December 31, 2013, the carrying value of our real estate notes receivable was $18,888,000, which approximates the fair value. As we expect to hold our fixed rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments.
The weighted average effective interest rate on our outstanding real estate notes receivable was 7.47% per annum based on rates in effect as of December 31, 2013. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of December 31, 2013, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable and Line of Credit
Mortgage loans payable were $315,722,000 ($329,476,000, net of discount and premium) as of December 31, 2013. As of December 31, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.27% to 6.60% per annum and a weighted average effective interest rate of 4.87% per annum. As of December 31, 2013, we had $299,680,000 ($313,646,000, net of discount and premium) of fixed rate debt, or 94.9% of mortgage loans payable, at a weighted average effective interest rate of 5.00% per annum and $16,042,000 ($15,830,000, net of discount) of variable rate debt, or 5.1% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum. In addition, as of December 31, 2013, we had $68,000,000 outstanding under our unsecured line of credit, at a weighted-average interest rate of 2.32% per annum.
As of December 31, 2013, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 4.51% per annum. $2,483,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,483,000 principal balance is reflected in the 2014 column above.
An increase in the variable interest rate on our unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of December 31, 2013, we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable. As of December 31, 2013, a 0.50% increase in the market rates of interest would have increased our overall interest expense on our unsecured line of credit by $345,000, or 1.9%.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.
Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment in our foreign subsidiaries from GBP into USD, especially to the extent we wish to repatriate funds to the United States. To mitigate our foreign currency exchange rate exposure, we intend to borrow funds in the functional currency of the borrowing entity, when appropriate. We also use foreign currency forward contracts to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign subsidiaries. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency rates. The failure to hedge effectively against exchange rate changes may materially adversely affect our results of operations and financial position. We may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates. Based solely on our results for the year ended December 31, 2013, if foreign currency exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by approximately $105,000 for the same period.

In September 2013, we entered into a foreign currency forward contract that matures in September 2014 with an aggregate notional amount of £180,000,000 ($280,908,000 using the contract currency exchange rate of 1.5606) to hedge approximately 55.7%, as of December 31, 2013, of our net investment in the United Kingdom at a fixed GBP rate in USD. Based on a sensitivity analysis, a strengthening or weakening of the USD against the GBP by 10% would result in a $28,091,000 positive or negative change in our cash flows upon settlement of the forward contract. We did not designate this derivative financial instrument as a hedge and therefore the change in fair value of this derivative financial instrument is recorded in foreign currency and derivative loss in our consolidated statements of operations and comprehensive income (loss). We may enter into similar agreements in the future to further hedge our investment in the United Kingdom or other jurisdictions.
Other Market Risk
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework issued in 1992, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	43	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	48	President and Chief Operating Officer and Director
Shannon K S Johnson	36	Chief Financial Officer
Mathieu B. Streiff	38	Executive Vice President, General Counsel
Stefan K. L. Oh	43	Senior Vice President — Acquisitions
Cora Lo	39	Secretary
Patrick R. Leardo	66	Independent Director
Gerald W. Robinson	66	Independent Director
Gary E. Stark	58	Independent Director
__________
* As of March 13, 2014
There are no family relationships among any directors and executive officers.
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the Board of Directors since January 2009. He is also one of the founders and owners of American Healthcare Investors, an investment management firm that serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Hanson has also served as an Executive Vice President of our sub-advisor. Mr. Hanson has also served as the Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, since January 2013. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT II Advisor, LLC, or Grubb & Ellis Healthcare REIT II Advisor, from January 2009 to November 2011 and as the Chief Executive Officer and President of GEEA, from June 2009 to November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis from December 2007 to November 2011 and served in various capacities within the Grubb & Ellis organization from July 2006 to November 2011. Grubb & Ellis filed for Chapter 11 bankruptcy protection on February 20, 2012. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc. in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western U.S., with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board of directors selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has profound insight into the development, marketing, finance and operations aspects of our company. He has expansive knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board of directors believes that Mr. Hanson brings a unique and valuable perspective to our board of directors. As of March 7, 2014, Mr. Hanson owns, either individually or collectively with his wife, approximately 510,550 shares of our common stock and is the largest stockholder of our company.
Danny Prosky has served as our director, President and Chief Operating Officer since January 2009. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Prosky has also served as an Executive Vice President of our sub-advisor. He has also served as President, Chief Operating Officer of GA Healthcare REIT III since January 2013 and as that company's director from January 2013 to January 2014. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT II Advisor from January 2009 to November 2011 and as Executive Vice President and Secretary of GEEA Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of GEEA from September 2009 to November 2011, having served in various capacities within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all healthcare-related property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President – Acquisitions from

September 2006 to April 2008. Mr. Prosky previously worked for Health Care Property Investors, Inc., a publicly traded healthcare REIT, where he served as the Assistant Vice President – Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President – Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
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
Mathieu B. Streiff has served as our Executive Vice President, General Counsel since September 2013 and served as Executive Vice President from January 2012 to September 2013. He is also one of the founders and owners of American Healthcare Investors, which serves as one of our co-sponsors and owns a majority interest in our sub-advisor. Since November 2011, Mr. Streiff has also served as an Executive Vice President of our sub-advisor. Mr. Streiff also served as Executive Vice President of GA Healthcare REIT III from January 2013 to July 2013, and has served as Executive Vice President, General Counsel of GA Healthcare REIT III since July 2013. He served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011. Grubb & Ellis filed for Chapter 11 bankruptcy protection on February 20, 2012. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan K.L. Oh has served as our Senior Vice President — Acquisitions since January 2009. Mr. Oh has also served as the Senior Vice President, Acquisitions of American Healthcare Investors since January 2012. He has also served as Senior Vice President — Acquisitions of GA Healthcare REIT III since January 2013. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of GEEA from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he was responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for Health Care Property Investors, Inc., where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
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
Patrick R. Leardo has served as one of our independent directors and chairman of the audit committee of our board of directors since August 2009. Mr. Leardo has also served as chairman of the special committee of our board of directors since November 2013. Mr. Leardo has also served as the Managing Member of Domain Capital Advisors, LLC, a registered investment advisor, since July 2008. From May 1986 to June 2008, Mr. Leardo served in various management roles at PricewaterhouseCoopers LLP, including serving as the partner in charge of the Global Real Estate Advisory practice. Prior to the merger of PriceWaterhouse and Coopers & Lybrand in 1998, Mr. Leardo was also the Real Estate Industry Chairman for Coopers & Lybrand’s real estate activities, coordinating all lines of service including audit, tax and consulting. Mr. Leardo’s industry memberships include the Pension Real Estate Association, National Realty Committee, Urban Land Institute, or ULI, and the National Association of Real Estate Investment Trusts, or NAREIT. He also holds the prestigious Counselor of Real Estate designation and was honored by the Royal Institute of Chartered Surveyors as a Fellow in May 2006. He completed a term as a Trustee of ULI and has also been appointed as a Governor of ULI. Mr. Leardo has also served as a Board Trustee for the American Seniors Housing Association, a member of the board of directors of Edens & Avant, a $2.5 billion market cap private REIT and a Board Trustee for Roanoke College located in Salem, Virginia. Mr. Leardo received a B.S. degree in Economics from Upsala College.
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
Our board of directors selected Mr. Robinson to serve as a director due to his strong relationships and understanding of the financial network through which we offered our shares of common stock in our offerings. Mr. Robinson’s vast experience in capital markets and business operations enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our board of directors believes that this experience will bring valuable knowledge and insight to our company.
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
Committees of our Board of Directors
Our board of directors has established an audit committee and a special committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee. We have established an audit committee which consists of all of our independent directors, with Mr. Leardo serving as the audit committee financial expert. Our audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) makes recommendations to our board of directors concerning the engagement of an independent registered public accounting firm; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. We expect that pursuant to our audit committee charter, the audit committee will always be comprised solely of independent directors.
Special Committee. During the fiscal year ended December 31, 2013, our board of directors established a special committee which consists of all of our independent directors. The special committee was formed to consider and evaluate strategic alternatives for our company. Mr. Leardo serves as the chairman of the special committee.
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
Code of Business Conduct and Ethics
We have adopted our Code of Business Conduct and Ethics, or Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT II, Inc., 18191 Von Karman Avenue, Suite 300,
Irvine, California 92612, Attention: Secretary. Our Code of Ethics is also available on our website,

http://www.healthcarereit2.com/corporate-governance. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.
Our Co-Sponsors
American Healthcare Investors
American Healthcare Investors is an investment management firm that specializes in the acquisition and management of healthcare-related real estate. The company was founded and is majority owned by Jeffrey T. Hanson, our Chief Executive Officer, Chairman of the Board of Directors, and our largest individual stockholder; Danny Prosky, our President and Chief Operating Officer and a director; and Mathieu B. Streiff, our Executive Vice President, General Counsel. Nationally recognized real estate executives, Messrs. Hanson, Prosky and Streiff have directly overseen in excess of $18.0 billion in combined acquisition and disposition transactions, more than $8.0 billion of which has been healthcare-related.
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.
Griffin Capital
Griffin Capital is a privately-owned real estate company with an eight-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed more than 650 transactions representing over $16.0 billion in transaction value, Griffin Capital has acquired or constructed over 26.0 million square feet of space since its formation in 1995, and as of December 31, 2013, owns, manages, and/or sponsors a portfolio of more than 24.2 million square feet located in 32 states, representing more than $4.5 billion in asset value. We are not affiliated with Griffin Capital.
Our Advisor
We rely on our advisor, Griffin-American Advisor, a subsidiary of Griffin Capital, to manage our day-to-day activities and to implement our investment strategy. We and our advisor are parties to the Advisory Agreement, pursuant to which our advisor performs its duties and responsibilities as our fiduciary. We are not affiliated with Griffin-American Advisor.
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
Our Sub-Advisor
With our consent, Griffin-American Advisor has delegated all advisory duties and compensation therefore to Griffin-American Sub-Advisor, a sub-advisor jointly owned by Griffin-American Advisor and American Healthcare Investors. Our advisor and our sub-advisor are parties to a sub-advisory agreement, pursuant to which our sub-advisor has agreed to perform its duties and responsibilities as our fiduciary. We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors, as described elsewhere in this Annual Report on Form 10-K.
The following table sets forth information with respect to our sub-advisor’s executive officers:

Name	Age*	Position
Jeffrey T. Hanson	43	Executive Vice President
Danny Prosky	48	Executive Vice President
Mathieu B. Streiff	38	Executive Vice President
Kevin A. Shields	55	Executive Vice President
Michael J. Escalante	53	Executive Vice President
__________
* As of March 13, 2014
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.
Kevin A. Shields has served as an Executive Vice President of our sub-advisor since November 2011. Mr. Shields also has served as the Chairman of the Board of Directors of Griffin Capital since its formation in 1995 and has served as its Chief Executive Officer since September 2010, after serving as its President from 1995 to September 2010. Mr. Shields has served as an executive officer and the Chairman of the Board of Directors of Griffin Capital Essential Asset REIT, Inc., or GC REIT, a publicly registered, non-traded real estate investment trust also sponsored by Griffin Capital, since the company’s formation in August 2008. He currently serves as the Chief Executive Officer and Chairman of the Board of Directors of GC REIT. Additionally, Mr. Shields is the Chairman and sole stockholder of Griffin Securities. Since November 2011, Mr. Shields has also served as the Chief Executive Officer of Griffin-American Healthcare REIT Advisor, LLC. Before founding Griffin Capital, from 1993 to 1994, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc., a Los Angeles-based investment bank. During his tenure at Jefferies, Mr. Shields focused on originating structured lease bond products with a particular emphasis on sub-investment grade lessees. From 1992 to 1993, Mr. Shields was the President and Principal of Terrarius Incorporated, a firm engaged in the restructuring of real estate debt and equity on behalf of financial institutions, corporations, partnerships and developers. Prior to founding Terrarius, from 1986 to 1992, Mr. Shields served as a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. During his tenure at Salomon Brothers, Mr. Shields initiated, negotiated, drafted and closed engagement, purchase and sale and finance agreements. Over the course of his 30-year real estate investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields holds a J.D. degree, an M.B.A. and a B.S. degree in Finance and Real Estate from the University of California at Berkeley. Mr. Shields is a Registered Securities Principal of Griffin Securities, and holds Series 7, 63, 24 and 27 licenses, and is also a licensed California Real Estate Broker.
Our board of directors has agreed to invite Mr. Shields to attend, in a nonvoting observer capacity, meetings of the board of directors for the sole purpose of permitting Mr. Shields and his affiliates, Griffin Capital, Griffin Securities, and Griffin-American Advisor, to have current information with respect to the affairs of our company and the actions taken by our board of directors.
Michael J. Escalante has served as an Executive Vice President of our sub-advisor since November 2011. He has also served as Chief Investment Officer of Griffin Capital since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante has served as Vice President and Chief Investment Officer of GC REIT since the company’s formation in August 2008. Since November 2011, Mr. Escalante has also served as the Chief Investment Officer of Griffin-American Healthcare REIT Advisor, LLC. With more than 25 years of real estate-related investment experience, he has been responsible for completing in excess of $4.0 billion of commercial real estate transactions throughout the western United States, or U.S. Prior to joining Griffin Capital in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., or Trizec, one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President – Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s western U.S. regional director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California at Los Angeles, and a B.S. in Commerce from the University of Santa Clara, which is located in California. Mr. Escalante is a full member of Urban Land Institute and active in many civic organizations.
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
Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson and Mr. Prosky, no member of our board of directors during the year ended December 31, 2013 has served as an officer, and no member of our board of directors served as an employee, of Griffin-American Healthcare REIT II, Inc. or any of our subsidiaries. In addition, during the year ended December 31, 2013, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2013.
Director Compensation
For the year ended December 31, 2013, our independent directors received the following forms of compensation:

•
Annual Retainer. Effective as of the first quarter of 2013, our independent directors received an aggregate annual retainer of $50,000, which was paid on a quarterly basis at the commencement of each quarter for which an individual served as an independent director. Effective as of the first quarter of 2013, the chairman of the Audit Committee received an additional aggregate annual retainer of $5,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman of the Audit Committee. Effective as of November 1, 2013, our independent directors receive a monthly fee of $7,500, which is paid on a monthly basis at the commencement of each month for which an individual serves as a member of the special committee.

•
Meeting Fees. Effective as of the first quarter of 2013, our independent directors receive $1,500 for each board of directors meeting attended in person or by telephone, $500 for each audit committee meeting attended in person or by telephone and $1,500 for each special committee meeting attended in person or by telephone, which was paid monthly in arrears. The chairman of each committee, other than the Audit Committee chairman, also may receive additional compensation. If a board of directors meeting is held on the same day as an audit committee meeting, an additional fee will not be paid for attending the audit committee meeting.

•
Equity Compensation. Effective as of the first quarter of 2013, in connection with their initial election to our board of directors, each independent director receives 5,000 shares of restricted common stock pursuant to our incentive plan, and an additional 5,000 shares of restricted common stock pursuant to our incentive plan in connection with his or her subsequent election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•
Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.
The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Danny Prosky(3)	—	—	—	—	—	—	—
Patrick R. Leardo	142,000	51,100	—	—	—	—	193,100
Gerald W. Robinson	137,000	51,100	—	—	—	—	188,100
Gary E. Stark	146,000	51,100	—	—	—	—	197,100
___________

(1)	Consists of the amounts described below.

Director	Role	Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)
Hanson	Chairman of the Board of Directors	—	—	—
Prosky	Director	—	—	—
Leardo	Chairman, Audit Committee and Special Committee	70,000	72,000	—
Robinson	Member, Audit Committee and Special Committee	65,000	72,000	—
Stark	Member, Audit Committee and Special Committee	65,000	72,000	9,000

(2)
The amounts in this column represent the aggregate grant date fair value of the awards granted for the year ended December 31, 2013, as determined in accordance with ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718. The following table shows the shares of restricted common stock awarded to each director for the year ended December 31, 2013, and the aggregate grant date fair value for each award (computed in accordance with ASC Topic 718):

Director	Grant Date	Number of Shares of Restricted Common Stock	Full Grant Date Fair Value of Award ($)
Hanson	—	—	—
Prosky	—	—	—
Leardo	12/5/2013	5,000	51,100
Robinson	12/5/2013	5,000	51,100
Stark	12/5/2013	5,000	51,100
The following table shows the aggregate number of shares of nonvested restricted common stock held by each director as of December 31, 2013:

Director	Number of Shares of Nonvested Restricted Common Stock
Hanson	—
Prosky	—
Leardo	10,000
Robinson	10,000
Stark	10,000

(3)	Mr. Hanson and Mr. Prosky are not independent directors.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 7, 2014, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 292,698,141 shares of our common stock outstanding as of March 7, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage
Jeffrey T. Hanson(2)	670,284	*
Shannon K S Johnson	27,368	*
Danny Prosky(2)	375,734	*
Patrick R. Leardo(3)	71,817	*
Gerald W. Robinson(3)	49,680	*
Gary E. Stark(3)	49,680	*
All directors and officers as a group (9 persons)(2)(3)	1,231,548	*
_________
* Represents less than 1.0% of our outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Griffin-American Healthcare REIT II, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

(2)
Includes 157,734 shares of our common stock owned directly by American Healthcare Investors, of which Messrs. Hanson, Prosky and Streiff are principals. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2013, some of our executive officers and our non-independent directors are also executive officers and employees and/or holders of direct or indirect interests in our advisor entities.
Fees and Expenses Paid to Affiliates
For a discussion of fees and expenses paid to affiliates, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Executive Stock Purchase Plans
Effective January 1, 2013, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson; our President, Chief Operating Officer and Director, Danny Prosky; our Executive Vice President, General Counsel, Mathieu B. Streiff; our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan K.L. Oh; and our Secretary, Cora Lo, each adopted an executive stock purchase plan, or the Executive Stock Purchase Plans, whereby each executive irrevocably agreed to invest 100%, 50.0%, 50.0%, 15.0%, 15.0% and 10.0% respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after January 1, 2013 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. The shares were purchased pursuant to our offerings at a price of $9.20 per share, the then most recent price paid to acquire a share of our common stock in our offerings, net of selling commissions and the dealer manager fee. The Executive Stock Purchase Plans each were to terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. In connection with the termination of our follow-on offering on October 30, 2013, the Executive Stock Purchase Plans also terminated.

For the year ended December 31, 2013, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Year Ended December 31, 2013
Officer's Name	Title	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$184,000	20,010
Danny Prosky	President and Chief Operating Officer	105,000	11,396
Mathieu B. Streiff	Executive Vice President, General Counsel	100,000	10,886
Shannon K S Johnson	Chief Financial Officer	16,000	1,735
Stefan K.L. Oh	Senior Vice President of Acquisitions	14,000	1,547
Cora Lo	Secretary	9,000	998
		$428,000	46,572
For a further discussion, see Note 12, Related Party Transactions — Executive Stock Purchase Plans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Item 14. Principal Accounting Fees and Services.
Ernst & Young has served as our independent registered public accounting firm and audited our consolidated financial statements since February 4, 2009.
The following table lists the fees for services billed by our independent registered public accounting firm in 2013 and 2012:

Services	2013	2012
Audit fees(1)	$921,000	$831,000
Audit-related fees(2)	—	—
Tax fees(3)	121,000	79,000
All other fees	—	—
Total	$1,042,000	$910,000
________

(1)
Audit fees billed in 2013 and 2012 consisted of fees related to the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC, including filings related to our offerings. These amounts include fees paid by our advisor entities for costs in connection with our offerings.

(2)	Audit-related fees relate to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.
The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Ernst & Young for the year ended December 31, 2013 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2013 is submitted herewith:

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
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Griffin-American Healthcare REIT II, Inc.
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT II, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin-American Healthcare REIT II, Inc. at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 13, 2014

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	December 31,
	2013	2012
ASSETS
Real estate investments, net	$2,523,699,000	$1,112,295,000
Real estate notes receivable, net	18,888,000	5,182,000
Cash and cash equivalents	37,955,000	94,683,000
Accounts and other receivables, net	6,906,000	6,920,000
Restricted cash	12,972,000	8,980,000
Real estate and escrow deposits	4,701,000	2,900,000
Identified intangible assets, net	285,667,000	204,147,000
Other assets, net	37,938,000	19,522,000
Total assets	$2,928,726,000	$1,454,629,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$329,476,000	$291,052,000
Line of credit	68,000,000	200,000,000
Accounts payable and accrued liabilities	42,717,000	20,030,000
Accounts payable due to affiliates	2,407,000	1,807,000
Derivative financial instruments	16,940,000	795,000
Identified intangible liabilities, net	11,693,000	5,156,000
Security deposits, prepaid rent and other liabilities	72,262,000	75,043,000
Total liabilities	543,495,000	593,883,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 290,003,240 and 113,199,988 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2,900,000	1,132,000
Additional paid-in capital	2,635,175,000	1,010,152,000
Accumulated deficit	(277,826,000)	(150,977,000)
Accumulated other comprehensive income	22,776,000	—
Total stockholders’ equity	2,383,025,000	860,307,000
Noncontrolling interests (Note 13)	2,206,000	439,000
Total equity	2,385,231,000	860,746,000
Total liabilities and equity	$2,928,726,000	$1,454,629,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
Revenues:
Real estate revenue	$202,096,000	$100,728,000	$40,457,000
Resident fees and services	2,307,000	—	—
Total revenues	204,403,000	100,728,000	40,457,000
Expenses:
Rental expenses	43,387,000	21,131,000	8,330,000
General and administrative	22,519,000	11,067,000	5,992,000
Subordinated distribution purchase (Note 2)	—	4,232,000	—
Acquisition related expenses	25,501,000	75,608,000	10,389,000
Depreciation and amortization	76,188,000	38,407,000	14,826,000
Total expenses	167,595,000	150,445,000	39,537,000
Income (loss) from operations	36,808,000	(49,717,000)	920,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(18,109,000)	(13,566,000)	(6,345,000)
Gain (loss) in fair value of derivative financial instruments	344,000	24,000	(366,000)
Foreign currency and derivative loss	(11,312,000)	—	—
Interest income	329,000	15,000	17,000
Income (loss) before income taxes	8,060,000	(63,244,000)	(5,774,000)
Income tax benefit	1,005,000	—	—
Net income (loss)	9,065,000	(63,244,000)	(5,774,000)
Less: Net income attributable to noncontrolling interests	(14,000)	(3,000)	(2,000)
Net income (loss) attributable to controlling interest	$9,051,000	$(63,247,000)	$(5,776,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.05	$(0.85)	$(0.19)
Weighted average number of common shares outstanding — basic and diluted	199,793,355	74,122,982	30,808,725

Net income (loss)	$9,065,000	$(63,244,000)	$(5,774,000)
Other comprehensive income:
Gains on intra-entity foreign currency transactions that are of a long-term investment nature	22,059,000	—	—
Foreign currency translation adjustments	739,000	—	—
Total other comprehensive income	22,798,000	—	—
Comprehensive income (loss)	31,863,000	(63,244,000)	(5,774,000)
Less: Comprehensive income attributable to noncontrolling interests	(36,000)	(3,000)	(2,000)
Comprehensive income (loss) attributable to controlling interest	$31,827,000	$(63,247,000)	$(5,776,000)
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2010	15,452,668	$154,000	$137,657,000	$(12,571,000)	$—	$125,240,000	$122,000	$125,362,000
Issuance of common stock	32,609,245	327,000	325,117,000	—	—	325,444,000	—	325,444,000
Offering costs — common stock	—	—	(35,199,000)	—	—	(35,199,000)	—	(35,199,000)
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	—	15,000	—	15,000
Issuance of common stock under the DRIP	928,058	9,000	8,808,000	—	—	8,817,000	—	8,817,000
Repurchase of common stock	(127,802)	(1,000)	(1,197,000)	—	—	(1,198,000)	—	(1,198,000)
Amortization of nonvested common stock compensation	—	—	51,000	—	—	51,000	—	51,000
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,000)	(1,000)
Distributions declared	—	—	—	(20,037,000)	—	(20,037,000)	—	(20,037,000)
Net (loss) income	—	—	—	(5,776,000)	—	(5,776,000)	2,000	(5,774,000)
BALANCE — December 31, 2011	48,869,669	$489,000	$435,252,000	$(38,384,000)	$—	$397,357,000	$123,000	$397,480,000
Issuance of common stock	62,360,749	623,000	622,856,000	—	—	623,479,000	—	623,479,000
Offering costs — common stock	—	—	(66,538,000)	—	—	(66,538,000)	—	(66,538,000)
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	—	45,000	—	45,000
Issuance of common stock under the DRIP	2,374,407	24,000	22,598,000	—	—	22,622,000	—	22,622,000
Repurchase of common stock	(427,337)	(4,000)	(4,149,000)	—	—	(4,153,000)	—	(4,153,000)
Amortization of nonvested common stock compensation	—	—	70,000	—	—	70,000	—	70,000
Issuance of limited partnership units	—	—	83,000	—	—	83,000	323,000	406,000
Offering costs — limited partnership units	—	—	(65,000)	—	—	(65,000)	—	(65,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interest	—	—	—	—	—	—	(12,000)	(12,000)
Distributions declared	—	—	—	(49,346,000)	—	(49,346,000)	—	(49,346,000)
Net (loss) income	—	—	—	(63,247,000)	—	(63,247,000)	3,000	(63,244,000)
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$—	$860,307,000	$439,000	$860,746,000
Issuance of common stock	170,720,092	1,707,000	1,736,847,000	—	—	1,738,554,000	—	1,738,554,000
Offering costs — common stock	—	—	(171,075,000)	—	—	(171,075,000)	—	(171,075,000)
Issuance of vested and nonvested restricted common stock	15,000	—	31,000	—	—	31,000	—	31,000
Issuance of common stock under the DRIP	6,993,254	70,000	67,835,000	—	—	67,905,000	—	67,905,000
Repurchase of common stock	(925,094)	(9,000)	(8,929,000)	—	—	(8,938,000)	—	(8,938,000)
Amortization of nonvested common stock compensation	—	—	102,000	—	—	102,000	—	102,000
Issuance of limited partnership units	—	—	288,000	—	—	288,000	1,983,000	2,271,000
Offering costs — limited partnership units	—	—	(25,000)	—	—	(25,000)	—	(25,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(142,000)	(142,000)
Purchase of noncontrolling interest	—	—	(51,000)	—	—	(51,000)	(110,000)	(161,000)
Distributions declared	—	—	—	(135,900,000)	—	(135,900,000)	—	(135,900,000)
Net income	—	—	—	9,051,000	—	9,051,000	14,000	9,065,000
Other comprehensive income	—	—	—	—	22,776,000	22,776,000	22,000	22,798,000
BALANCE — December 31, 2013	290,003,240	$2,900,000	$2,635,175,000	$(277,826,000)	$22,776,000	$2,383,025,000	$2,206,000	$2,385,231,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,065,000	$(63,244,000)	$(5,774,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	78,652,000	40,714,000	16,528,000
Contingent consideration related to acquisition of real estate	(51,198,000)	8,000	—
Deferred rent	(15,081,000)	(7,105,000)	(2,716,000)
Stock based compensation	133,000	115,000	66,000
Acquisition fees paid in stock	1,218,000	1,079,000	—
Bad debt expense	1,182,000	82,000	261,000
Unrealized foreign currency gain	(723,000)	—	—
Change in fair value of contingent consideration	134,000	50,250,000	—
Changes in fair value of derivative financial instruments	16,145,000	(24,000)	366,000
Changes in operating assets and liabilities:
Accounts and other receivables	(3,604,000)	(1,676,000)	(1,508,000)
Accounts receivable due from affiliate	—	121,000	—
Other assets	(3,672,000)	(1,469,000)	(468,000)
Accounts payable and accrued liabilities	9,243,000	6,643,000	2,489,000
Accounts payable due to affiliates	796,000	969,000	326,000
Security deposits, prepaid rent and other liabilities	458,000	(3,001,000)	(306,000)
Net cash provided by operating activities	42,748,000	23,462,000	9,264,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(1,402,189,000)	(719,369,000)	(213,856,000)
Advances on real estate notes receivable	(23,745,000)	(5,213,000)	—
Closing costs and origination fees on real estate notes receivable, net	(447,000)	32,000	—
Capital expenditures	(5,521,000)	(3,713,000)	(3,459,000)
Proceeds from sale of land	90,000	—	—
Restricted cash	(3,992,000)	(6,691,000)	527,000
Real estate and escrow deposits	(1,801,000)	4,650,000	(6,901,000)
Net cash used in investing activities	(1,437,605,000)	(730,304,000)	(223,689,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable	—	71,602,000	43,700,000
Payments on mortgage loans payable	(21,866,000)	(30,280,000)	(55,429,000)
Borrowings under the lines of credit	154,900,000	794,855,000	284,551,000
Payments under the lines of credit	(286,900,000)	(594,855,000)	(296,351,000)
Proceeds from issuance of common stock	1,740,028,000	618,734,000	325,444,000
Deferred financing costs	(2,773,000)	(5,079,000)	(2,851,000)
Contingent consideration related to acquisition of real estate	(4,888,000)	(4,590,000)	—
Return of contingent consideration related to acquisition of real estate	—	2,000	—
Repurchase of common stock	(8,938,000)	(4,153,000)	(1,198,000)
Contribution from noncontrolling interest to our operating partnership	—	2,000	—
Distributions to noncontrolling interests	(126,000)	(12,000)	(1,000)
Purchase of noncontrolling interest	(155,000)	—	—
Security deposits	(1,943,000)	9,000	(104,000)
Payment of offering costs — common stock	(171,689,000)	(66,419,000)	(35,297,000)
Payment of offering costs — limited partnership units	(89,000)	(1,000)	—
Distributions paid	(57,642,000)	(22,972,000)	(9,375,000)
Net cash provided by financing activities	1,337,919,000	756,843,000	253,089,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,938,000)	50,001,000	38,664,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	210,000	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	94,683,000	44,682,000	6,018,000
CASH AND CASH EQUIVALENTS — End of period	$37,955,000	$94,683,000	$44,682,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,332,000	$11,897,000	$5,199,000
Income taxes	$283,000	$42,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$1,513,000	$1,063,000	$396,000
Accrued acquisition fees — real estate notes receivable	$—	$16,000	$—
Tenant improvement overage	$555,000	$823,000	$—
Receivable for sale of land	$4,000	$—	$—
Settlement of real estate note receivable	$10,882,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$747,000	$520,000	$451,000
Mortgage loans payable, net	$62,712,000	$170,282,000	$33,941,000
Accounts payable and accrued liabilities	$4,196,000	$1,384,000	$315,000
Security deposits, prepaid rent and other liabilities	$52,090,000	$20,506,000	$7,766,000
Financing Activities:
Issuance of common stock under the DRIP	$67,905,000	$22,622,000	$8,817,000
Issuance of common stock for acquisitions	$974,000	$—	$—
Distributions declared but not paid — common stock	$16,744,000	$6,391,000	$2,639,000
Distributions declared but not paid — limited partnership units	$16,000	$—	$—
Issuance of limited partnership units	$2,271,000	$406,000	$—
Payable for purchase of noncontrolling interest	$6,000	$—	$—
Accrued offering costs — common stock	$32,000	$277,000	$527,000
Accrued offering costs — limited partnership units	$—	$64,000	$—
Receivable from transfer agent	$—	$3,298,000	$—
Accrued deferred financing costs	$2,000	$67,000	$12,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT II, Inc., a Maryland corporation, was incorporated as Grubb & Ellis Healthcare REIT II, Inc. on January 7, 2009 and therefore we consider that our date of inception. We were initially capitalized on February 4, 2009. Our board of directors adopted an amendment to our charter, which was filed with the Maryland State Department of Assessments and Taxation on January 3, 2012, to change our name from Grubb & Ellis Healthcare REIT II, Inc. to Griffin-American Healthcare REIT II, Inc. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a "RIDEA" structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2010 and we intend to continue to be taxed as a REIT.
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
On February 14, 2013, we commenced a best efforts follow-on public offering, or our follow-on offering, of up to $1,650,000,000 of shares of our common stock, in which we initially offered to the public up to $1,500,000,000 of shares of our common stock for $10.22 per share in our primary offering and $150,000,000 of shares of our common stock for $9.71 per share pursuant to the DRIP. We reserved the right to reallocate the shares of common stock we offered in our follow-on offering between the primary offering and the DRIP. As such, during our follow-on offering, we reallocated an aggregate of $107,200,000 of shares from the DRIP to the primary offering. Accordingly, we offered to the public up to $1,607,200,000 of shares of our common stock in our primary offering and up to $42,800,000 of shares of our common stock pursuant to the DRIP.
On October 30, 2013, we terminated our follow-on offering. As of December 31, 2013, we had received and accepted subscriptions in our follow-on offering for 157,622,743 shares of our common stock, or $1,604,996,000, and a total of $42,713,000 in distributions were reinvested and 4,398,862 shares of our common stock were issued pursuant to the DRIP.
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the Securities and Exchange Commission, or the SEC, upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering. As of December 31, 2013, a total of $18,448,000 in distributions were reinvested and 1,899,892 shares of our common stock were issued pursuant to the Secondary DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of the co-sponsorship arrangement, an affiliate of Griffin Capital, Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, began serving as our advisor on January 7, 2012 pursuant to an advisory agreement, or the Advisory Agreement, that took effect upon the expiration of the 60-day transition period provided for in the G&E Advisory Agreement. The Advisory Agreement had an initial one-year term, but was subject to successive one year renewals upon mutual consent of the parties. On January 6, 2014, the Advisory Agreement was renewed pursuant to the mutual consent of the parties for a term of six months and expires on July 6, 2014. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, serves as our dealer manager pursuant to a dealer manager agreement, or the Dealer Manager Agreement, that also became effective on January 7, 2012. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
American Healthcare Investors and Griffin Capital paid the majority of the expenses we incurred in connection with the transition to our co-sponsors.
We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of December 31, 2013, we had completed 72 acquisitions comprising 279 buildings and approximately 10,565,000 square feet of gross leasable area, or GLA, for an aggregate purchase price of $2,785,711,000.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2013 and 2012, we owned greater than a 99.90% and 99.96%, respectively, general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of December 31, 2013 and 2012, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Until September 14, 2012, our former advisor was a limited partner of our operating partnership and as of December 31, 2011, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On September 14, 2012, we entered into an agreement whereby we purchased all of the limited partnership interests held by our former advisor in our operating partnership. Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership. As of December 31, 2013 and 2012, these investors collectively owned less than a 0.10% and 0.04%, respectively, noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Restricted Cash
Restricted cash is primarily comprised of lender required accounts for tenant improvements, capital improvements, property taxes and insurance, which are restricted as to use or withdrawal.
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
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property. Resident fees and services revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowance is charged to bad debt expense which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
As of December 31, 2013, 2012 and 2011, we had $323,000, $78,000 and $112,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2013, 2012 and 2011, $55,000, $0 and $0, respectively, net, of our receivables were directly written off to bad debt expense. For the years ended 2013, 2012 and 2011, $25,000, $92,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. As of December 31, 2013, 2012 and 2011, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the years ended December 31, 2013, 2012 and 2011, $857,000, $24,000 and $154,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from two months to 22.5 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in earnings.
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

We assess the impairment of an operating property when events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property. We would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. For the years ended December 31, 2013, 2012 and 2011, there were no impairment losses recorded.
Property Acquisitions

In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. In addition, for transactions that are business combinations, we evaluate the existence of intangible assets and liabilities. We immediately expense acquisition related expenses associated with business combinations and capitalize acquisition related expenses associated with an asset acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We would also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above or below market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases and above or below market debt and derivative financial instruments assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Notes Receivable, Net
Real estate notes receivable, net consists of mortgage loans collateralized by interests in real property. Interest income on our real estate notes receivable are recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and costs are amortized over the term of the loan as an adjustment to the yield on the loan. We record loans at cost. We evaluate the collectability of both interest and principal for each of our loans to determine whether they are impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows using the loan's effective interest rate or to the fair value of the collateral if the loan is collateral dependent.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes and foreign currency fluctuations in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed interest rate swaps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable rate debt to fixed rate debt. We also use derivative instruments, such as foreign currency forward contracts, to mitigate the effects of the foreign currency fluctuations on future cash flows. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either assets or liabilities in our accompanying consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). Changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 8, Derivative Financial Instruments and Note 14, Fair Value Measurements, for a further discussion of our derivative financial instruments.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
See Note 14, Fair Value Measurements, for a further discussion.
Real Estate and Escrow Deposits
Real estate and escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets consist primarily of deferred rent receivables, deferred financing costs, prepaid expenses and deposits and leasing commissions. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Leasing commissions are amortized using the straight-line method over the term of the related lease. Amortization of leasing commissions is included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 6, Other Assets, Net, for a further discussion.
Contingent Consideration

As of December 31, 2013 and 2012, included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets is $4,675,000 and $60,204,000, respectively, of contingent consideration obligations in connection with our property acquisitions. Such amounts are due upon certain criteria being met within specified timeframes. For the years ended December 31, 2013, 2012 and 2011, we recorded a net loss on the change in fair value of contingent consideration obligations of $134,000, $50,250,000, and $0, respectively, which is included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

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

Of the $4,300,000 paid by us, $4,232,000 is reflected in subordinated distribution purchase in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012 and $68,000 is in satisfaction of all remaining payments owed by us to our former advisor and its affiliates, including our former sponsor, under the G&E Advisory Agreement.
Stock Compensation
We follow ASC Topic 718, Compensation – Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2009 Incentive Plan, or our incentive plan. See Note 13, Equity — 2009 Incentive Plan, for a further discussion of grants under our incentive plan.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
We have real estate investments in the United Kingdom for which the functional currency is the United Kingdom Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into U.S. Dollars, or USD, using the average rates of currency exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income, or AOCI, a component of stockholders' equity in our accompanying consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of currency exchange prevailing on the date of the transactions. The effects of transaction gains/losses are generally included in foreign currency and derivative loss in our accompanying consolidated statements of operations and comprehensive income (loss). In addition to the unrealized loss we recorded on our foreign currency forward contract, we recorded $5,177,000 for the year ended December 31, 2013, in foreign currency transaction gains. See Note 8, Derivative Financial Instruments — Foreign Currency Forward Contract, for a further discussion of our foreign currency forward contract.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the applicable taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of December 31, 2013 and 2012, we did not have any tax benefits and liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
Temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases are recorded to deferred tax liabilities, which are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. We measure deferred tax liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deductible or taxable temporary difference is expected to be realized or settled. The deferred tax liability is remeasured at each reporting period until it is fully recognized and any change in liability is recorded in income tax benefit (expense) in our accompanying consolidated statements of operations and comprehensive income (loss) in the period of change.
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the United Kingdom, which does not recognize REITs and does not accord REIT status under its tax laws. Accordingly, we recognize income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs and foreign income taxes for our real estate investments in the United Kingdom.
See Note 15, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of December 31, 2013, we operated through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013, we operated through four reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we felt it useful to segregate our operations into five reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment. Prior to August 2012, we operated through three reportable business segments; however, with the addition of our first senior housing facilities in August 2012, we felt it was useful to segregate our operations into four reporting segments to assess the performance of our business in the same way that management intended to review our performance and make operating decisions.
See Note 18, Segment Reporting, for a further discussion.
Square Feet of GLA and Other Measures
Square feet of GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Reclassifications
Contingent consideration related to acquisition of real estate for the year ended December 31, 2012 has been reclassified on our accompanying consolidated statements of cash flows to conform to the current year presentation. This reclassification has no effect on cash flows provided by operating activities.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Building and improvements	$2,189,345,000	$1,039,461,000
Land	414,179,000	106,735,000
Furniture, fixtures and equipment	6,410,000	2,669,000
	2,609,934,000	1,148,865,000
Less: accumulated depreciation	(86,235,000)	(36,570,000)
	$2,523,699,000	$1,112,295,000
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $50,178,000, $25,125,000 and $9,919,000 respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2013, 2012 and 2011, we had capital expenditures of $6,455,000, $4,208,000 and $3,148,000, respectively, on our medical office buildings, $68,000, $904,000 and $0, respectively, on our skilled nursing facilities, $0, $91,000 and $300,000, respectively, on our hospitals, and $3,000, $0 and $0, respectively, on our senior housing facilities. We did not have any capital expenditures on our senior housing–RIDEA facilities for the years ended December 31, 2013, 2012 and 2011. In addition, subsequent to the initial purchase of Dixie-Lobo Medical Office Building Portfolio, on May 2, 2013, we purchased the land under the building in Hope, Arkansas for a purchase price of $50,000 plus closing costs and acquisition fees, for which we previously owned a leasehold interest.
Until January 6, 2012, we reimbursed our former advisor or its affiliates and since January 7, 2012, we reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. As of December 31, 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio noted above, and except with respect to our acquisition of Lakewood Ranch Medical Office Building, or the Lakewood Ranch property, and Philadelphia SNF Portfolio, both of which we acquired in 2011. Pursuant to our charter, prior to the acquisition of the land in the Dixie-Lobo Medical Office Building Portfolio, the Lakewood Ranch property and Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisitions in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us. For a further discussion, see footnote (6) and footnote (7) to the table below under — Acquisitions in 2011.

Acquisitions in 2013
For the year ended December 31, 2013, we completed 23 property acquisitions comprising 136 buildings from unaffiliated parties. The aggregate purchase price of these properties was $1,461,065,000 and we incurred $37,771,000 to our advisor entities and their affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the year ended December 31, 2013:

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Issuance of Limited Partnership Units(4)	Acquisition Fee(5)
A & R Medical Office Building Portfolio	Ruston, LA and Abilene, TX	Medical Office	02/20/13	$31,750,000	$—	$29,000,000	$—	$826,000
Greeley Northern Colorado MOB Portfolio	Greeley, CO	Medical Office	02/28/13	15,050,000	—	15,000,000	—	391,000
St. Anthony North Denver MOB II	Westminster, CO	Medical Office	03/22/13	4,100,000	—	—	—	107,000
Eagles Landing GA MOB	Stockbridge, GA	Medical Office	03/28/13	12,400,000	—	12,300,000	—	322,000
Eastern Michigan MOB Portfolio	Novi and West Bloomfield, MI	Medical Office	03/28/13	21,600,000	—	21,600,000	—	562,000
Central Indiana MOB Portfolio(6)	Avon, Bloomington, Carmel, Fishers, Indianapolis, Muncie and Noblesville, IN	Medical Office	03/28/13, 04/26/13 and 05/20/13	88,750,000	59,343,000	—	2,012,000	2,308,000
Pennsylvania SNF Portfolio	Milton and Watsontown, PA	Skilled Nursing	04/30/13	13,000,000	—	9,000,000	—	338,000
Rockwall MOB II	Rockwall, TX	Medical Office	05/23/13	5,400,000	—	—	—	140,000
Pittsfield Skilled Nursing Facility	Pittsfield, MA	Skilled Nursing	05/29/13	15,750,000	—	—	—	410,000
Des Plaines Surgical Center	Des Plaines, IL	Medical Office	05/31/13	10,050,000	—	—	—	261,000
Pacific Northwest Senior Care Portfolio(7)	Grants Pass, OR	Skilled Nursing	05/31/13	6,573,000	—	—	—	171,000
Winn MOB Portfolio	Decatur, GA	Medical Office	06/03/13	9,850,000	—	—	—	256,000
Hinsdale MOB Portfolio	Hinsdale, IL	Medical Office	07/11/13	35,500,000	—	—	—	923,000
Johns Creek Medical Office Building	Johns Creek, CA	Medical Office	08/26/13	20,100,000	—	—	—	523,000
Winn MOB II	Decatur, GA	Medical Office	08/27/13	2,800,000	—	—	—	73,000
Greeley Cottonwood MOB	Greeley, CO	Medical Office	09/06/13	7,450,000	—	—	—	194,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Line of Credit(3)	Issuance of Limited Partnership Units(4)	Acquisition Fee(5)
UK Senior Housing Portfolio(8)	England, Scotland and Jersey, UK	Senior Housing	09/11/13	$472,167,000	$—	$—	$—	12,276,000
Tiger Eye NY MOB Portfolio	Middletown, Rock Hill and Wallkill, NY	Medical Office	09/20/13 and 12/23/13	141,000,000	—	26,250,000	—	3,666,000
Salt Lake City LTACH	Murray, UT	Hospital	09/25/13	13,700,000	—	—	—	138,000	(9)
Lacombe MOB II	Lacombe, LA	Medical Office	09/27/13	5,500,000	—	—	—	143,000
Tennessee MOB Portfolio	Memphis and Hendersonville, TN	Medical Office	10/02/13	13,600,000	—	—	—	354,000
Central Indiana MOB Portfolio II	Greenfield and Indianapolis, IN	Medical Office	12/12/13	9,400,000	—	—	—	244,000
Kennestone East MOB Portfolio	Marietta, GA	Medical Office	12/13/13	13,775,000	—	—	—	358,000
Dux MOB Portfolio	Brownsburg, Evansville, Indianapolis, Lafayette, Munster, and St. John, IN; Escanaba, MI; Batavia, OH; and San Antonio, TX	Medical Office	12/19/13 and 12/20/13	181,800,000	—	—	—	4,727,000
Midwest CCRC Portfolio	Cincinnati, OH; Colorado Springs, CO; and Lincolnwood, IL	Senior Housing–RIDEA	12/20/13	310,000,000	—	32,000,000	—	8,060,000
Total				$1,461,065,000	$59,343,000	$145,150,000	$2,012,000	$37,771,000
___________

(1)	We own 100% of our properties acquired in 2013.

(2)	Represents the balance of the mortgage loans payable assumed by us at the time of acquisition.

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

(5)
Unless otherwise noted, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the then most recent price paid to acquire a share of our common stock in our initial offering or our follow-on offering, or our offerings, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

(6)	On March 28, 2013, April 26, 2013 and May 20, 2013, we added a total of 12 additional buildings to our existing Central Indiana MOB Portfolio. The other five buildings were purchased in 2012.

(7)	On May 31, 2013, we purchased the fourteenth skilled nursing facility comprising our existing Pacific Northwest Senior Care Portfolio. The other 13 facilities were purchased in 2012.

(8)
On September 11, 2013, we purchased UK Senior Housing Portfolio for a net contract purchase price of £298,500,000, or approximately $472,167,000, based on the currency exchange rate on the acquisition date.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Issuance of Limited Partnership Units(5)	Acquisition Fee(6)
Southeastern SNF Portfolio	Conyers, Covington, Snellvile, Gainsville and Atlanta, GA; Memphis and Millington, TN; Shreveport, LA; and Mobile, AL	Skilled Nursing	01/10/12	$166,500,000	$83,159,000	$58,435,000	(3)	$—	$4,579,000
FLAGS MOB Portfolio	Boynton Beach, FL; Austell, GA; Okatie, SC; and Tempe, AZ	Medical Office	01/27/12 and 03/23/12	33,800,000	17,354,000	15,600,000	(3)	—	879,000
Spokane MOB	Spokane, WA	Medical Office	01/31/12	32,500,000	14,482,000	19,000,000	(3)	—	845,000
Centre Medical Plaza	Chula Vista, CA	Medical Office	04/26/12	24,600,000	11,933,000	6,000,000	(3)	—	640,000
Gulf Plains MOB Portfolio	Amarillo and Houston, TX	Medical Office	04/26/12	19,250,000	—	16,000,000	(3)	—	501,000
Midwestern MOB Portfolio	Champaign, Lemont, Naperville and Urbana, IL	Medical Office	05/22/12, 07/19/12 and 08/14/12	30,060,000	17,728,000	6,000,000	(3)	—	782,000
Texarkana MOB	Texarkana, TX	Medical Office	06/14/12	6,500,000	—	—		—	169,000
Greeley MOB	Greeley, CO	Medical Office	06/22/12	13,200,000	—	—		—	343,000
Columbia MOB	Columbia, SC	Medical Office	06/26/12	6,900,000	—	—		—	179,000
Ola Nalu MOB Portfolio	Huntsville, AL; New Port Richey, FL; Hilo, HI; Warsaw, IN; Las Vegas, NM; and Rockwall, San Angelo and Schertz, TX	Medical Office	06/29/12 and 07/12/12	71,000,000	—	64,000,000	(4)	—	1,846,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit		Issuance of Limited Partnership Units(5)	Acquisition Fee(6)
Silver Star MOB Portfolio	Killeen, Temple, Rowlett, Desoto and Frisco, TX	Medical Office	07/19/12, 09/05/12 and 09/27/12	$35,400,000	$—	$32,750,000	(4)	$—	$920,000
Shelbyville MOB	Shelbyville, TN	Medical Office	07/26/12	6,800,000	—	6,800,000	(4)	—	177,000
Jasper MOB	Jasper, GA	Medical Office	08/08/12 and 09/27/12	13,800,000	6,275,000	—		—	359,000
Pacific Northwest Senior Care Portfolio	Bend, Corvallis, Grants Pass, Prineville, Redmond and Salem, OR; and North Bend, Olympia and Tacoma, WA	Skilled Nursing and Senior Housing	08/24/12	58,231,000	—	45,000,000	(4)	—	1,514,000
East Tennessee MOB Portfolio	Knoxville, TN	Medical Office	09/14/12	51,200,000	—	50,000,000	(4)	—	1,331,000
Los Angeles Hospital Portfolio	Los Angeles, Gardena and Norwalk, CA	Hospital	09/27/12	85,000,000	—	86,500,000	(4)	—	2,210,000
Bellaire Hospital	Houston, TX	Hospital	11/09/12	23,250,000	—	12,000,000	(4)	—	605,000
Massachusetts Senior Care Portfolio	Dalton and HydePark, MA	Skilled Nursing and Senior Housing	12/10/12	24,350,000	—	22,000,000	(4)	—	633,000
St. Petersburg Medical Office Building	St. Petersburg, FL	Medical Office	12/20/12	10,400,000	—	—		—	270,000
Bessemer Medical Office Building	Bessemer, AL	Medical Office	12/20/12	25,000,000	—	12,000,000	(4)	—	650,000
Santa Rosa Medical Office Building	Santa Rosa, CA	Medical Office	12/20/12	18,200,000	—	—		—	473,000
North Carolina ALF Portfolio	Fayetteville, Fuquay-Varina, Knightdale, Lincolnton and Monroe, NC	Senior Housing	12/21/12	75,000,000	—	73,000,000	(4)	—	1,950,000
Falls of Neuse Raleigh Medical Office Building	Raleigh, NC	Medical Office	12/31/12	21,000,000	—	—		—	546,000
Central Indiana MOB Portfolio	Carmel, Indianapolis and Lafayette, IN	Medical Office	12/31/12	34,030,000	5,462,000	—		406,000	885,000
Total				$885,971,000	$156,393,000	$525,085,000		$406,000	$23,286,000
___________

(1)	We own 100% of our properties acquired in 2012.

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our secured revolving lines of credit with Bank of America, N.A., or Bank of America, and KeyBank National Association, or KeyBank, as defined in Note 9, Line of Credit, at the time of the respective acquisition. We periodically advanced funds and paid down our secured revolving lines of credit with Bank of America and KeyBank as needed. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 9, Line of Credit, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(6)
Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price of Southeastern SNF Portfolio. Except with respect to Southeastern SNF Portfolio, our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 or $9.20 per share, as applicable, the then most recent price paid to acquire a share of our common stock in our initial offering, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

Acquisitions in 2011
For the year ended December 31, 2011, we completed 11 acquisitions comprising 31 buildings from unaffiliated parties. The aggregate purchase price of these properties was $245,183,000 and we paid $6,739,000 in acquisition fees to our former advisor or its affiliates in connection with these acquisitions. The following is a summary of our acquisitions for the year ended December 31, 2011:

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loans Payable(2)	Lines of Credit(3)	Acquisition Fee to our Former Advisor or its Affiliates(4)
Monument Long-Term Acute Care Hospital Portfolio(5)	Columbia, MO	Hospital	01/31/11	$12,423,000	$—	$11,000,000	$336,000
St. Anthony North Medical Office Building	Westminster, CO	Medical Office	03/29/11	11,950,000	—	—	329,000
Loma Linda Pediatric Specialty Hospital	Loma Linda, CA	Skilled Nursing	03/31/11	13,000,000	—	8,700,000	358,000
Yuma Skilled Nursing Facility	Yuma, AZ	Skilled Nursing	04/13/11	11,000,000	—	9,000,000	303,000
Hardy Oak Medical Office Building	San Antonio, TX	Medical Office	04/14/11	8,070,000	5,253,000	—	222,000
Lakewood Ranch Medical Office Building(6)	Bradenton, FL	Medical Office	04/15/11	12,500,000	—	13,800,000	344,000
Dixie-Lobo Medical Office Building Portfolio	Alice, Lufkin, Victoria and Wharton, TX; Carlsbad and Hobbs, NM; Hope, AR; and Lake Charles, LA	Medical Office	05/12/11	30,050,000	23,239,000	5,000,000	826,000
Milestone Medical Office Building Portfolio	Jersey City, NJ and Bryant and Benton, AR	Medical Office	05/26/11	44,050,000	5,000,000	31,115,000	1,211,000
Philadelphia SNF Portfolio(7)	Philadelphia, PA	Skilled Nursing	06/30/11	75,000,000	—	74,870,000	2,063,000
Maxfield Medical Office Building	Sarasota, FL	Medical Office	07/11/11	7,200,000	5,119,000	—	198,000
Lafayette Physical Rehabilitation Hospital	Lafayette, LA	Hospital	09/30/11	12,100,000	—	12,000,000	333,000
Sierra Providence East Medical Plaza I	El Paso, TX	Medical Office	12/22/11	7,840,000	—	—	216,000
Total				$245,183,000	$38,611,000	$165,485,000	$6,739,000

(1)	We own 100% of our properties acquired in 2011.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents the balance of the mortgage loans payable assumed by us or newly placed on the property at the time of acquisition.

(3)
Represents borrowings under our secured revolving lines of credit with Bank of America and KeyBank, as defined in Note 9, Line of Credit, at the time of acquisition. We periodically advanced funds and paid down our secured revolving lines of credit with Bank of America and KeyBank as needed. We currently have no amounts outstanding and terminated our secured revolving lines of credit with Bank of America and KeyBank as of June 5, 2012. See Note 9, Line of Credit, for a further discussion.

(4)
Our former advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.75% of the contract purchase price for each property acquired.

(5)	On January 31, 2011, we purchased the fourth hospital comprising our existing Monument Long-Term Acute Care Hospital Portfolio, the other three of which were purchased in 2010.

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

4. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of December 31, 2013 and 2012:

					Outstanding Balance(2) December 31,
Notes Receivable Location of Related Property or Collateral	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	2013	2012	Acquisition Fee(3)
Salt Lake City Note(4)
Murray, UT	10/05/12	10/05/13	5.25%	$12,100,000	$—	$5,213,000	$218,000
UK Development Facility(5)
United Kingdom	09/11/13	various	7.50%	$110,420,000	16,593,000	—	321,000
Kissito Note
Roanoke, VA	09/20/13	03/19/15	7.25%	$4,400,000	2,002,000	—	40,000
					18,595,000	5,213,000	$579,000
Unamortized closing costs and origination fees, net					293,000	(31,000)
Real estate notes receivable, net					$18,888,000	$5,182,000
___________

(1)	Represents the per annum interest rate in effect as of December 31, 2013.

(2)
Outstanding balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The UK Development Facility is subject to certain prepayment restrictions if repaid on or before the maturity date.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Our advisor entities and their affiliates were paid, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced through December 31, 2013.

(4)	On September 25, 2013, we purchased the property securing the Salt Lake City Note and the note receivable was settled in full.

(5)
We entered into the UK Development Facility agreement on July 6, 2013, which was effective upon the acquisition of UK Senior Housing Portfolio on September 11, 2013. There are various maturity dates depending upon the timing of advances, however, the maturity date will be no later than March 10, 2022. Based on the currency exchange rate as of December 31, 2013, the maximum amount of advances available was £66,691,000, or approximately $110,420,000, and the outstanding balance as of December 31, 2013 was £10,022,000, or approximately $16,593,000.

Pursuant to certain terms and conditions which may or may not be satisfied, we have the option to purchase the properties securing the UK Development Facility and the Kissito Note. The following shows the change in the carrying amount of the real estate notes receivable for the years ended December 31, 2013 and 2012:

Amount
Real estate notes receivable, net — December 31, 2011	$—
Additions:
Advances on real estate notes receivable	5,213,000
Deductions:
Closing costs and origination fees, net	(16,000)
Amortization of closing costs and origination fees	(15,000)
Real estate notes receivable, net — December 31, 2012	$5,182,000
Additions:
Advances on real estate notes receivable	$23,745,000
Closing costs and origination fees, net	431,000
Unrealized foreign currency gain from remeasurement	519,000
Deductions:
Amortization of closing costs and origination fees	(107,000)
Settlement of real estate note receivable	(10,882,000)
Real estate notes receivable, net — December 31, 2013	$18,888,000

Amortization expense on closing costs and origination fees for the years ended December 31, 2013 and 2012 was recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Tenant relationships, net of accumulated amortization of $11,128,000 and $4,662,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 17.8 years and 20.5 years as of December 31, 2013 and 2012, respectively)	$131,816,000	$88,304,000
In-place leases, net of accumulated amortization of $23,364,000 and $11,532,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 8.1 years and 10.6 years as of December 31, 2013 and 2012, respectively)	123,780,000	88,110,000
Leasehold interests, net of accumulated amortization of $658,000 and $400,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 63.8 years and 63.1 years as of December 31, 2013 and 2012, respectively)	16,077,000	15,690,000
Above market leases, net of accumulated amortization of $3,466,000 and $1,805,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 6.6 years and 9.4 years as of December 31, 2013 and 2012, respectively)	13,400,000	11,190,000
Defeasible interest, net of accumulated amortization of $29,000 and $14,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 39.8 years and 40.8 years as of December 31, 2013 and 2012, respectively)	594,000	610,000
Master leases, net of accumulated amortization of $616,000 as of December 31, 2012 (with a weighted average remaining life of 0.6 years as of December 31, 2012)	—	243,000
	$285,667,000	$204,147,000

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $28,658,000, $14,967,000 and $5,437,000, respectively, which included $2,704,000, $1,524,000 and $420,000, respectively, of amortization recorded against real estate revenue for above market leases and $274,000, $260,000 and $139,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets is 15.7 and 18.9 years as of December 31, 2013 and 2012, respectively. As of December 31, 2013, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2014	$51,526,000
2015	24,670,000
2016	22,595,000
2017	20,829,000
2018	19,132,000
Thereafter	146,915,000
$285,667,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred rent receivables	$24,494,000	$10,219,000
Deferred financing costs, net of accumulated amortization of $3,627,000 and $1,276,000 as of December 31, 2013 and 2012, respectively	6,282,000	6,234,000
Prepaid expenses and deposits	2,485,000	1,353,000
Lease commissions, net of accumulated amortization of $393,000 and $122,000 as of December 31, 2013 and 2012, respectively	4,677,000	1,716,000
	$37,938,000	$19,522,000

Amortization expense on lease commissions for the years ended December 31, 2013, 2012 and 2011 was $330,000, $99,000 and $29,000, respectively. Amortization expense on deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was $2,661,000, $1,784,000 and $1,267,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss).
For the years ended December 31, 2013, 2012 and 2011, $86,000, $30,000 and $72,000, respectively, of the amortization expense on deferred financing costs was related to the write-off of deferred financing costs due to the early extinguishment of various mortgage loans.
Estimated amortization expense on deferred financing costs and lease commissions as of December 31, 2013 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2014	$3,509,000
2015	2,020,000
2016	879,000
2017	709,000
2018	585,000
Thereafter	3,257,000
$10,959,000
7. Mortgage Loans Payable, Net
Mortgage loans payable were $315,722,000 ($329,476,000, net of discount and premium) and $278,245,000 ($291,052,000, net of discount and premium) as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, we had 43 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.27% to 6.60% per annum and a weighted average effective interest rate of 4.87% per annum based on interest rates in effect as of December 31, 2013. The mortgage loans payable as of December 31, 2013 had maturity dates ranging from March 1, 2014 to September 1, 2047. As of December 31, 2013, we had $299,680,000 ($313,646,000, net of discount and premium) of fixed rate debt, or 94.9% of mortgage loans payable, at a weighted average effective interest rate of 5.00% per annum, and $16,042,000 ($15,830,000, net of discount) of variable rate debt, or 5.1% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum.
As of December 31, 2012, we had 33 fixed rate and three variable rate mortgage loans payable with effective interest rates ranging from 1.31% to 6.60% per annum and a weighted average effective interest rate of 4.76% per annum based on interest rates in effect as of December 31, 2012. The mortgage loans payable as of December 31, 2012 had maturity dates ranging from March 1, 2014 to September 1, 2047. As of December 31, 2012, we had $261,612,000 ($274,659,000, net of discount and premium) of fixed rate debt, or 94.0% of mortgage loans payable, at a weighted average effective interest rate of 4.90% per annum, and $16,633,000 ($16,393,000, net of discount) of variable rate debt, or 6.0% of mortgage loans payable, at a weighted average effective interest rate of 2.60% per annum.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratio, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of December 31, 2013 and 2012, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Total fixed rate debt	$299,680,000	$261,612,000
Total variable rate debt	16,042,000	16,633,000
	315,722,000	278,245,000
Less: discount	(216,000)	(248,000)
Add: premium	13,970,000	13,055,000
Mortgage loans payable, net	$329,476,000	$291,052,000
The following shows the change in mortgage loans payable, net for the year ended December 31, 2013:

Amount
Mortgage loans payable, net — December 31, 2011	$80,466,000
Additions:
Borrowings on mortgage loans payable	71,602,000
Assumption of mortgage loans payable, net	170,282,000
Deductions:
Scheduled principal payments on mortgage loans payable	(3,611,000)
Early extinguishment of mortgage loans payable	(26,669,000)
Amortization of premium/discount on mortgage loans payable	(1,018,000)
Mortgage loans payable, net — December 31, 2012	$291,052,000
Additions:
Assumption of mortgage loans payable, net	$62,712,000
Deductions:
Scheduled principal payments on mortgage loans payable	(5,303,000)
Early extinguishment of mortgage loans payable	(16,563,000)
Amortization of premium/discount on mortgage loans payable	(2,422,000)
Mortgage loans payable, net — December 31, 2013	$329,476,000
As of December 31, 2013, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter, is as follows:

Year	Amount
2014	$15,363,000
2015	41,980,000
2016	50,319,000
2017	24,779,000
2018	40,064,000
Thereafter	143,217,000
$315,722,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2013, no derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and foreign currency fluctuations, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain (loss) in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). Changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
Interest Rate Swaps
For the years ended December 31, 2013, 2012 and 2011, we recorded $344,000, $24,000 and $(366,000), respectively, as a decrease (increase) to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our interest rate swaps.
The following table lists the interest rate swap contracts held by us as of December 31, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,483,000	one month LIBOR	6.00%	$(309,000)	Swap	08/15/21
6,798,000	one month LIBOR	4.41%	—	Swap	01/01/14
6,761,000	one month LIBOR	4.28%	(39,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(103,000)	Swap	10/01/15
$22,826,000			$(451,000)
The following table lists the interest rate swap contracts held by us as of December 31, 2012:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,731,000	one month LIBOR	6.00%	$(470,000)	Swap	08/15/21
6,970,000	one month LIBOR	4.41%	(89,000)	Swap	01/01/14
6,932,000	one month LIBOR	4.28%	(147,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(89,000)	Swap	10/01/15
$23,417,000			$(795,000)
Foreign Currency Forward Contract
On September 9, 2013, we entered into a foreign currency forward contract to sell £180,000,000 at the fixed foreign currency exchange rate of 1.5606 on September 10, 2014. For the year ended December 31, 2013, we recorded an unrealized loss of $16,489,000 to foreign currency and derivative loss in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our foreign currency forward contract. As of December 31, 2013, the fair value of our foreign currency forward contract was $(16,489,000), which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. For the year ended December 31, 2012, we did not enter into any foreign currency forward contracts.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Unsecured Revolving Line of Credit
On June 5, 2012, we, our operating partnership and certain of our subsidiaries, or the subsidiary guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, as administrative agent, swingline lender and issuer of letters of credit; KeyBank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets as joint lead arrangers and joint book managers; and the lenders named therein, to obtain an unsecured revolving line of credit, with an aggregate maximum principal amount of $200,000,000, or our unsecured line of credit. The proceeds of loans made under our unsecured line of credit may be used for working capital, capital expenditures and other general corporate purposes (including, without limitation, property acquisitions and repayment of debt). Our operating partnership may obtain up to 10.0% of the maximum principal amount in the form of standby letters of credit and up to 15.0% of the maximum principal amount in the form of swingline loans.
On May 24, 2013, we entered into a Second Amendment to the Credit Agreement, or the Amendment, which increased the aggregate maximum principal amount of our unsecured line of credit to $450,000,000, with Bank of America, KeyBank National Association, RBS Citizens, N.A., and Comerica Bank, as existing lenders, and Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank, and Sumitomo Mitsui Banking Corporation, as new lenders. The Amendment also revised the amount that may be obtained by our operating partnership in the form of swingline loans from up to 15.0% of the maximum principal amount to up to $50,000,000.
The maximum principal amount of the Credit Agreement, as amended, may be increased by up to $200,000,000, for a total principal amount of $650,000,000, subject to (a) the terms of the Credit Agreement, as amended, and (b) such additional financing amount being offered and provided by current lenders or additional lenders under the Credit Agreement, as amended.
At our option, loans under the Credit Agreement, as amended, bear interest at per annum rates equal to (a) (i) the Eurodollar Rate plus (ii) a margin ranging from 2.00% to 3.00% based on our consolidated leverage ratio, or (b) (i) the greater of: (x) the prime rate publicly announced by Bank of America, (y) the Federal Funds Rate (as defined in the Credit Agreement, as amended) plus 0.50% and (z) the one-month Eurodollar Rate (as defined in the Credit Agreement, as amended) plus 1.00%, plus (ii) a margin ranging from 1.00% to 2.00% based on our consolidated leverage ratio. Accrued interest under the Credit Agreement, as amended, is payable monthly. Our unsecured line of credit matures on June 5, 2015, and may be extended by one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee.
We are required to pay a fee on the unused portion of the lenders' commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.25% if the average daily used amount is greater than 50.0% of the commitments and 0.35% if the average daily used amount is less than 50.0% of the commitments.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of December 31, 2013 and 2012, we were in compliance with all such covenants and requirements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement, as amended, requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement, as amended. In the event of default, the lenders have the right to terminate its obligations under the Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
The actual amount of credit available under our unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement, as amended. Based on the value of our borrowing base properties, as such term is used in the Credit Agreement, as amended, our aggregate borrowing capacity under our unsecured line of credit was $450,000,000 and $200,000,000, respectively, as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, borrowings outstanding under our unsecured line of credit totaled $68,000,000 and $200,000,000, respectively, and $382,000,000 and $0, respectively, remained available under our unsecured line of credit. The weighted average interest rate on borrowings outstanding as of December 31, 2013 and 2012 was 2.32% and 3.33%, respectively, per annum.
10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Below market leases, net of accumulated amortization of $887,000 and $265,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 7.8 years and 8.2 years as of December 31, 2013 and 2012, respectively)	$6,884,000	$3,006,000
Above market leasehold interests, net of accumulated amortization of $83,000 and $17,000 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 70.0 years and 48.8 years as of December 31, 2013 and 2012, respectively)	4,809,000	2,150,000
	$11,693,000	$5,156,000
Amortization expense on below market leases for the years ended December 31, 2013, 2012 and 2011 was $794,000, $241,000 and $122,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
Amortization expense on above market leasehold interests for the years ended December 31, 2013, 2012 and 2011 was $66,000, $17,000 and $0, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible liabilities is 33.4 and 25.1 years as of December 31, 2013 and 2012, respectively. As of December 31, 2013, estimated amortization expense on below market leases and above market leasehold interests for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2014	$1,269,000
2015	1,188,000
2016	1,118,000
2017	962,000
2018	853,000
Thereafter	6,303,000
$11,693,000
11. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Organizational and Offering Expenses
Prior to January 7, 2012, other organizational and offering expenses in connection with our initial offering (other than selling commissions and the dealer manager fee) were paid by our former advisor or its affiliates. Other organizational and offering expenses included all expenses (other than selling commissions and the dealer manager fee which generally represented 7.0% and 3.0%, respectively, of our gross offering proceeds) to be paid by us in connection with our initial offering. These other organizational and offering expenses would only have become our liability to the extent they did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP. During the period from January 7, 2012 until February 14, 2013, our other organizational and offering expenses in connection with our initial offering were being paid by our sub-advisor or its affiliates on our behalf. As of February 14, 2013 and December 31, 2012, our sub-advisor, our former advisor and their affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our initial offering. We terminated our initial offering and commenced our follow-on offering on February 14, 2013.
Our other organizational and offering expenses incurred in connection with our follow-on offering (other than selling commissions and the dealer manager fee) were paid by our sub-advisor or its affiliates on our behalf. These other organizational and offering expenses included all expenses to be paid by us in connection with our follow-on offering. These expenses only became our liability to the extent these other organizational and offering expenses did not exceed 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering. As of December 31, 2012, our sub-advisor and its affiliates had incurred expenses on our behalf of $610,000, in excess of 1.0% of the gross proceeds related to our follow-on offering, and therefore, these expenses were not recorded in our accompanying consolidated financial statements as of December 31, 2012. On October 30, 2013, we terminated our follow-on offering. As of October 30, 2013, our sub-advisor and its affiliates had not incurred expenses on our behalf in excess of 1.0% of the gross proceeds of our follow-on offering.
When recorded by us, other organizational expenses were expensed as incurred, as applicable, and offering expenses were charged to stockholders' equity as such amounts are reimbursed to our former advisor, our sub-advisor or their affiliates from the gross proceeds of our offerings. See Note 12, Related Party Transactions — Offering Stage, for a further discussion of other organizational and offering expenses.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon the termination of the G&E Advisory Agreement and G&E Dealer Manager Agreement and corresponding 60-day transition periods, after January 6, 2012, we are no longer affiliated with Grubb & Ellis and its affiliates. The G&E Advisory Agreement and the G&E Dealer Manager Agreement entitled our former advisor, G&E Dealer Manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the years ended December 31, 2012 and 2011, we incurred $5,481,000 and $46,699,000, respectively, in fees and expenses to our former advisor or its affiliates as detailed below.
We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the years ended December 31, 2013 and 2012, we incurred $62,699,000 and $34,823,000, respectively, in fees and expenses to our affiliates as detailed below. As discussed above, our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

Offering Stage
Initial Offering Selling Commissions
Until January 6, 2012, G&E Dealer Manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2012 and 2011, we incurred $512,000 and $22,196,000, respectively, in selling commissions to G&E Dealer Manager. Such commissions were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, selling commissions in connection with our initial offering were paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.
Initial Offering Dealer Manager Fee
Until January 6, 2012, G&E Dealer Manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. G&E Dealer Manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2012 and 2011, we incurred $227,000 and $9,742,000, respectively, in dealer manager fees to G&E Dealer Manager. Such fees were charged to stockholders' equity as such amounts were paid to G&E Dealer Manager from the gross proceeds of our initial offering.
Effective as of January 7, 2012, the dealer manager fee in connection with our initial offering was paid to Griffin Securities, an unaffiliated entity. See Note 13, Equity — Offering Costs, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Organizational and Offering Expenses
Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were paid from the gross proceeds of our offerings.
Initial Offering
Effective as of January 7, 2012, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the years ended December 31, 2013 and 2012, we incurred $116,000 and $5,733,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Until January 6, 2012, our former advisor or its affiliates were entitled to the same reimbursement. For the years ended December 31, 2012 and 2011, we incurred $76,000 and $3,261,000, respectively, in offering expenses to our former advisor or its affiliates in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2013, we incurred $2,755,000 in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. The acquisition fee for property acquisitions is paid as follows: (i) in shares of common stock in an amount equal to 0.15% of the contract purchase price, at $9.00 or $9.20 per share, as applicable, the then most recent price paid to acquire a share of our common stock in our offerings, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the years ended December 31, 2013 and 2012, we incurred $38,246,000 and $18,811,000, respectively, in acquisition fees to our sub-advisor or its affiliates, which included 238,277 shares and 119,082 shares of common stock, respectively.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar fee; however, such fee was up to 2.75% of the contract purchase price for each property we acquired or 2.0% of the origination or acquisition price for any real estate-related investment we originated or acquired, entirely payable in cash. For the years ended December 31, 2012 and 2011, we incurred $4,579,000 and $6,739,000, respectively, in acquisition fees to our former advisor or its affiliates.
Acquisition fees in connection with the acquisition of properties are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss), or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, in our accompanying consolidated balance sheets, as applicable. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets.
Development Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates receive, in the event our sub-advisor or its affiliates provide development-related services, a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such development. For the years ended December 31, 2013 and 2012, we did not incur any development fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to the same development fee. We did not incur any development fees to our former advisor or its affiliates.
Reimbursement of Acquisition Expenses
Effective as of January 7, 2012, our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the years ended December 31, 2013 and 2012, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar reimbursements of acquisition expenses. For the years ended December 31, 2012 and 2011, we incurred $0 and $21,000, respectively, in acquisition expenses to our former advisor or its affiliates.
Reimbursements of acquisition expenses are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss), or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, in our accompanying consolidated balance sheets, as applicable.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. As of December 31, 2013, such fees and expenses did not exceed 6.0% of the purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio on May 2, 2013 and our acquisitions of the Lakewood Ranch property and Philadelphia SNF Portfolio, both of which we acquired in 2011. Pursuant to our charter, prior to the acquisition of the land in the Dixie-Lobo Medical Office Building Portfolio, the Lakewood Ranch property and Philadelphia SNF Portfolio, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisitions in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us. For a further discussion, see Note 3, Real Estate Investments, Net.
Operational Stage
Asset Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the years ended December 31, 2013 and 2012, we incurred $13,751,000 and $6,666,000, respectively, in asset management fees to our sub-advisor.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar monthly asset management fee; however, such asset management fee was equal to one-twelfth of 0.85% of average invested assets. For the years ended December 31, 2012 and 2011, we incurred $61,000 and $2,929,000, respectively, in asset management fees to our former advisor or its affiliates.
Asset management fees are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fee
Effective as of January 7, 2012, our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the years ended December 31, 2013 and 2012, we incurred $4,418,000 and $2,142,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar property management and oversight fees. For the years ended December 31, 2012 and 2011, we incurred $16,000 and $843,000, respectively, in property management fees and oversight fees to our former advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
On-site Personnel and Engineering Payroll
For the years ended December 31, 2013 and 2012, we did not incur payroll for on-site personnel and engineering to our sub-advisor or its affiliates. For the year ended 2011, we incurred $103,000 in payroll for on-site personnel and engineering to our former advisor or its affiliates, which is included in rental expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
Lease Fees
Effective as of January 7, 2012, we pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the years ended December 31, 2013 and 2012, we incurred $3,231,000 and $1,389,000, respectively, in lease fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar lease fees. For the years ended December 31, 2012 and 2011, we incurred $0 and $395,000, respectively, in lease fees to our former advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
Effective as of January 7, 2012, in the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the years ended December 31, 2013 and 2012, we incurred $182,000 and $82,000, respectively, in construction management fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates were entitled to similar construction management fees. For the years ended December 31, 2012 and 2011, we incurred $0 and $72,000, respectively, in construction management fees to our former advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or expensed and included in our accompanying consolidated statements of operations and comprehensive income (loss), as applicable.
Operating Expenses
Effective as of January 7, 2012, we reimburse our sub-advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our sub-advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors.
For the 12 months ended December 31, 2013, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.1% and 21.7%, respectively, for the 12 months ended December 31, 2013. For the year ended December 31, 2013, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.
Until January 6, 2012, our former advisor or its affiliates were entitled to a similar reimbursement of operating expenses. For the years ended December 31, 2012 and 2011, our former advisor or its affiliates incurred operating expenses on our behalf of $0 and $22,000, respectively.
Operating expense reimbursements are included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
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
For the years ended December 31, 2012 and 2011, we incurred expenses of $10,000 and $311,000, respectively, for investor services that our former transfer agent provided to us, which is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
For the years ended December 31, 2012 and 2011, GEEA incurred expenses of $2,000 and $112,000, respectively, for subscription agreement processing services that our former transfer agent provided to us. As an other organizational and offering expense, these subscription agreement processing expenses became our liability since cumulative other organizational and offering expenses did not exceed 1.0% of the gross proceeds from the sale of shares of our common stock in our initial offering, other than shares of our common stock sold pursuant to the DRIP.
Compensation for Additional Services
Effective as of January 7, 2012, our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2013 and 2012, our sub-advisor and its affiliates were not compensated for any additional services.
Until January 6, 2012, our former advisor or its affiliates were also entitled to compensation for additional services under similar conditions. For the years ended December 31, 2012 and 2011, we incurred expenses of $0 and $65,000, respectively, for internal controls compliance services our former advisor or its affiliates provided to us.
Liquidity Stage
Disposition Fees
Effective as of January 7, 2012, for services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2013 and 2012, we did not incur any disposition fees to our sub-advisor or its affiliates.
Until January 6, 2012, our former advisor or its affiliates would have been entitled to similar disposition fees. We did not incur any disposition fees to our former advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
Effective as of January 7, 2012, in the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the net proceeds from the sales of properties, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
Until January 6, 2012, our former advisor would have been entitled to a similar subordinated distribution of net sales proceeds. We did not incur any subordinated distribution of net sales proceeds to our former advisor.
Subordinated Distribution upon Listing
Effective as of January 7, 2012, upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor, as set forth in the operating partnership agreement. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the years ended December 31, 2013 and 2012, we did not incur any such distributions to our sub-advisor.
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
As of December 31, 2013 and 2012, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On November 7, 2011, Messrs. Hanson and Prosky tendered their resignations from our former sponsor. On December 30, 2011, Messrs. Hanson and Prosky, as well as our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed a stock purchase plan effective January 1, 2012, whereby each executive irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of all of their net after-tax salary and cash bonus compensation that was earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In January 2012, our Chief Financial Officer, Shannon K S Johnson; our Senior Vice President of Acquisitions, Stefan K.L. Oh; and our Secretary, Cora Lo also entered into stock purchase plans in which they each irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salaries that were earned on or after February 1, 2012 as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. Such arrangements terminated on December 31, 2012. The shares were purchased pursuant to our initial offering at a price of $9.00 per share prior to November 7, 2012 and $9.20 per share on or after November 7, 2012 reflecting the offering price in effect on the date of each stock purchase, exclusive of selling commissions and the dealer manager fee.
Effective January 1, 2013, Messrs. Hanson, Prosky, Streiff and Oh and Mses. Johnson and Lo each adopted an executive stock purchase plan, or the Executive Stock Purchase Plans, on terms similar to each of the stock purchase plans described above. The Executive Stock Purchase Plans each were to terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. In connection with the termination of our follow-on offering on October 30, 2013, the Executive Stock Purchase Plans also terminated.
For the years ended December 31, 2013, 2012 and 2011, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2013		2012		2011
Officer's Name	Title	Amount	Shares	Amount	Share	Amount	Share
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$184,000	20,010	$201,000	22,356	$121,000	13,436
Danny Prosky	President and Chief Operating Officer	105,000	11,396	115,000	12,793	93,000	10,313
Mathieu B. Streiff	Executive Vice President, General Counsel	100,000	10,886	109,000	12,099	—	—
Shannon K S Johnson	Chief Financial Officer	16,000	1,735	17,000	1,889	—	—
Stefan K.L. Oh	Senior Vice President of Acquisitions	14,000	1,547	18,000	1,986	—	—
Cora Lo	Secretary	9,000	998	10,000	1,142	—	—
		$428,000	46,572	$470,000	52,265	$214,000	23,749

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2013 and 2012:

	December 31,
Fee	2013	2012
Asset and property management fees	$2,201,000	$1,109,000
Construction management fees	94,000	40,000
Lease commissions	83,000	364,000
Offering costs	28,000	277,000
Acquisition fees	—	16,000
Operating expenses	1,000	1,000
	$2,407,000	$1,807,000
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2013 and 2012, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we offered to the public up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and $285,000,000 of shares of our common stock pursuant to our DRIP for $9.50. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share in our primary offering and issuing shares pursuant to the DRIP for $9.71 per share. On February 14, 2013, we terminated our initial offering.
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
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering.
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
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
Through December 31, 2013, we granted an aggregate of 67,500 shares of our restricted common stock to our independent directors. Through December 31, 2013, we had issued 280,801,806 shares of our common stock in connection with our offerings, 10,504,674 shares of our common stock pursuant to the DRIP and the Secondary DRIP and 88,271 shares of our common stock for property acquisition fees that were issued after the termination of our follow-on offering. We had also repurchased 1,481,233 shares of our common stock under our share repurchase plan through December 31, 2013. As of December 31, 2013 and 2012, we had 290,003,240 and 113,199,988 shares of our common stock issued and outstanding, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Costs
Selling Commissions
Initial Offering
Effective as of January 7, 2012, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2013 and 2012, we incurred $9,102,000 and $41,633,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2013, we incurred $107,191,000 in selling commissions to our dealer manager. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Dealer Manager Fee
Initial Offering
Effective as of January 7, 2012, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2013 and 2012, we incurred $3,981,000 and $18,356,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering

Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of the dealer manager fee to participating broker-dealers. For the year ended December 31, 2013, we incurred $47,825,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our follow-on offering.
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income net of noncontrolling interests by component consisted of the following for the year December 31, 2013:

	Gains on Intra-Entity Foreign Currency Transactions That Are of a Long-Term Investment Nature	Foreign Currency Translation Adjustments	Total
Balance — December 31, 2012	$—	$—	$—
Net change in current period	22,037,000	739,000	22,776,000
Balance — December 31, 2013	$22,037,000	$739,000	$22,776,000
Noncontrolling Interests
On February 4, 2009, our former advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 200 limited partnership units. On January 4, 2012, Griffin-American Advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership. On September 14, 2012, we entered into an agreement whereby we

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased all of the limited partnership interests held by our former advisor in our operating partnership. Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership at an offering price per unit of $9.50. Pursuant to the operating partnership agreement, each limited partnership unit may be exchanged, at any time on or after the first anniversary date of the issuance, on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock, or any combination of both. Each limited partnership unit is also entitled to distributions in an amount equal to the per share distributions declared on shares of our common stock.
As of December 31, 2013 and 2012, we owned greater than a 99.90% and 99.96%, respectively, general partnership interest in our operating partnership and our limited partners owned less than a 0.10% and 0.04%, respectively, limited partnership interest in our operating partnership. As such, less than 0.10% and 0.04%, respectively, of the earnings of our operating partnership for the years ended December 31, 2013 and 2012 were allocated to noncontrolling interests, subject to certain limitations.
In addition, as of December 31, 2012, we owned a 98.75% interest in the consolidated limited liability company that owns the Pocatello East MOB property. As such, 1.25% of the earnings of the Pocatello East MOB property were allocated to noncontrolling interests for the year ended December 31, 2012.
On December 31, 2013, we purchased the remaining 1.25% noncontrolling interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property, that was purchased on July 27, 2010. The difference in the amount we paid and the noncontrolling interest balance on the acquisition date was reflected as an adjustment to additional paid-in capital in our accompanying consolidated balance sheets with no gain or loss recognized. As such, 1.25% of the earnings of the Pocatello East MOB property were allocated to noncontrolling interests during 2012 and 2013 through the date of purchase of the noncontrolling interest.
Distribution Reinvestment Plan
We adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. We commenced offering shares under the Secondary DRIP on October 30, 2013 following the termination of our follow-on offering.
For the years ended December 31, 2013, 2012 and 2011, $67,905,000, $22,622,000 and $8,817,000, respectively, in distributions were reinvested and 6,993,254, 2,374,407 and 928,058 shares of our common stock, respectively, were issued pursuant to the DRIP and the Secondary DRIP. As of December 31, 2013 and 2012, a total of $101,329,000 and $33,424,000, respectively, in distributions were reinvested and 10,504,674 and 3,511,420 shares of our common stock, respectively, were issued pursuant to the DRIP and the Secondary DRIP. Effective as of November 7, 2012, in connection with the change to the offering price per share of our common stock in our initial offering, we amended the DRIP to issue shares pursuant to the DRIP for $9.71 per share.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the years ended December 31, 2013, 2012 and 2011, we received share repurchase requests and repurchased 925,094, 407,337 and 127,802 shares of our common stock, respectively, for an aggregate of $8,938,000, $3,953,000 and $1,198,000, respectively, at an average repurchase price of $9.66, $9.70 and $9.38 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
As of December 31, 2013 and 2012, we had received share repurchase requests and had repurchased 1,481,233 shares of our common stock for an aggregate of $14,299,000 at an average price of $9.65 per share and 556,139 shares of our common stock for an aggregate of $5,361,000 at an average price of $9.64, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
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
On October 21, 2009, we granted an aggregate of 15,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. On each of June 8, 2010, June 14, 2011, November 7, 2012 and December 5, 2013 in connection with their re-election, we granted an aggregate of 7,500, 7,500, 15,000 and 15,000 shares, respectively, of our restricted common stock, as defined in our incentive plan, to our independent directors, which will vest over the same period described above. In addition, on November 7, 2012, we granted an aggregate of 7,500 shares of restricted common stock, as defined in our incentive plan, to our independent directors in consideration of the directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts. These shares of restricted common stock vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then most recent price paid to acquire a share of our common stock in our offerings; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. For the years ended December 31, 2013, 2012 and 2011, we recognized compensation expense of $133,000, $115,000 and $66,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2013, 2012 and 2011, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2013 and 2012, there was $280,000 and $260,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.99 years.

As of December 31, 2013 and 2012, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $306,000 and $289,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2013, 2012, 2011 and 2010, and the changes for the years ended December 31, 2013, 2012 and 2011, is presented below:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	15,000	$10.00
Granted	7,500	$10.00
Vested	(6,000)	$10.00
Forfeited	—	—
Balance — December 31, 2011	16,500	$10.00
Granted	22,500	$10.22
Vested	(10,500)	$10.09
Forfeited	—	—
Balance — December 31, 2012	28,500	$10.14
Granted	15,000	$10.22
Vested	(13,500)	$10.12
Forfeited	—	—
Balance — December 31, 2013	30,000	$10.19
Expected to vest — December 31, 2013	30,000	$10.19
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$451,000	$—	$451,000
Foreign currency forward contract	—	16,489,000	—	16,489,000
Contingent consideration obligations	—	—	4,675,000	4,675,000
Total liabilities at fair value	$—	$16,940,000	$4,675,000	$21,615,000

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

There were no transfers into and out of fair value measurement levels during the years ended December 31, 2013, 2012 and 2011.
Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with floating rate debt and foreign currency forward contracts to mitigate the effects of foreign currency fluctuations. The valuation of these instruments is determined using widely

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and forward rates, as well as option volatility. The fair values of interest rate swaps and foreign currency forward contracts are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates or foreign currency exchange rates (forward curves) derived from observable market interest rate curves and foreign currency exchange rates curves, as applicable.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps and foreign currency forward contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2013 and 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps and foreign currency forward contracts. As a result, we have determined that our interest rate swaps and foreign currency forward contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

Obligations
In connection with our property acquisitions, we have accrued $4,675,000 and $60,204,000 as contingent consideration obligations as of December 31, 2013 and 2012, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing of unoccupied space. Of the amount accrued as of December 31, 2013, $3,208,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $1,467,000 relates to various other property acquisitions. Of the amount accrued as of December 31, 2012, $52,585,000 relates to our acquisition of Philadelphia SNF Portfolio on June 30, 2011, $5,492,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio and $2,127,000 relates to various other property acquisitions.
For the year ended December 31, 2012, we recorded an increase in the obligation related to Philadelphia SNF Portfolio of $50,739,000 based on the tenant's significant improvement in the specified rent coverage ratio for the six and twelve months ended December 31, 2012. For the year ended December 31, 2013, we recorded an additional increase in the obligation related to Philadelphia SNF Portfolio of $458,000, and we subsequently paid $53,043,000 to settle the obligation. Such payments resulted in an increase in the monthly rent charged to the tenant and additional rental revenue to us.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately following the acquisition date upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of December 31, 2013, we have made payments of $3,317,000 towards this obligation.

Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration assets are included in other assets, net and our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on contingent consideration assets and obligations are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss).
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of December 31, 2013 and 2012 for our most significant contingent consideration obligations:

Property	Fair Value as of December 31, 2013	Fair Value as of December 31, 2012	Unobservable Inputs	Range of Inputs/Inputs
Philadelphia SNF Portfolio(1)	$—	$52,142,000	Tenant's Earnings, as Defined, for the 12 Months Prior to Payment	$19,359,000
			Timing of Payment	June 30, 2013
			Market Multiplier Rate, as Defined	14.44%
			Percentage of Eligible Payment Requested	100%
Philadelphia SNF Portfolio(2)	$—	$443,000	Achieve Required Lease Coverage Ratios	Yes
			Percentage of Eligible Payment Requested	100%
Pacific Northwest Senior Care Portfolio(3)	$3,208,000	$5,492,000	Achieve Required Lease Coverage Ratios	Yes
			Total Estimated Cost of Tenant Improvements	$6,525,000
			Percentage of Eligible Payment Requested	100%
___________
Significant increases or decreases in any of the unobservable inputs in isolation in the aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of December 31, 2013 and 2012. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do so, then the fair value would decrease.

(1)
The most significant input to the valuation was the tenant's earnings, as defined in the agreement. An increase (decrease) in the assumed earnings would have increased (decreased) the fair value. An increase (decrease) in the projected timing of the payment would have decreased (increased) the fair value and an increase (decrease) in the market multiplier rate would have generally decreased (increased) the fair value, although such input at the then current level did not impact the calculation due to other limiting observable inputs.

(2)	If the lease coverage ratio was not met, then the fair value would have decreased to $0.

(3)
If the lease coverage ratio is not met for Pacific Northwest Senior Care Portfolio, then the fair value would decrease to $1,383,000 and $3,667,000 as of December 31, 2013 and 2012, respectively. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenant improvements would have no impact on the payment.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Contingent Consideration Assets:
Beginning balance	$—	$115,000	$—
Realized/unrealized losses recognized in earnings	—	(105,000)	—
Settlements of assets	—	(10,000)	115,000
Ending balance	$—	$—	$115,000
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held	$—	$—	$—

Contingent Consideration Obligations:
Beginning balance	$60,204,000	$6,058,000	$—
Additions to contingent consideration obligations	682,000	8,591,000	6,058,000
Realized/unrealized losses recognized in earnings	134,000	50,145,000	—
Settlements of obligations	(56,345,000)	(4,590,000)	—
Ending balance	$4,675,000	$60,204,000	$6,058,000
Amount of total (gains) losses included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$(78,000)	$50,801,000	$—
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable, net and borrowings under our unsecured line of credit.
We consider the carrying values of real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and our unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2013 and 2012, the fair value of the mortgage loans payable was $324,930,000 and $308,472,000, respectively, compared to the carrying value of $329,476,000 and $291,052,000, respectively. The fair value of our unsecured line of credit as of December 31, 2013 and 2012 was $68,243,000 and $199,780,000, respectively, compared to the carrying value of $68,000,000 and $200,000,000, respectively. We have determined that the mortgage loans payable and our unsecured line of credit valuations are classified as Level 2 within the fair value hierarchy.
15. Income Taxes and Distributions
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRSs pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not incur income taxes for the years ended December 31, 2012 and 2011. Components of income (loss) before taxes for the year ended December 31, 2013 was as follows:

2013
Domestic	$9,574,000
Foreign	(1,514,000)
Income before income taxes	$8,060,000
The components of income tax expense (benefit) for the year ended December 31, 2013 was as follows:

2013
Federal deferred	$43,000
State deferred	5,000
Foreign current	152,000
Foreign deferred	(1,205,000)
Total income tax (benefit)	$(1,005,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate investments located in the United Kingdom.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income. For foreign income tax purposes, the UK Senior Housing Portfolio acquisition has been treated as a tax-free transaction resulting in a carry-over basis in assets and liabilities. In accordance with GAAP, we record all of the acquired assets and liabilities at the estimated fair values and recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the assets at the date of this acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.
Any increases or decreases to the deferred income tax liability are reflected in income tax benefit in our consolidated statements of operations and comprehensive income (loss). We did not have any deferred taxes as of December 31, 2012. The components of deferred tax liabilities as of December 31, 2013 were as follows:

2013
Foreign – built-in-gains, real estate properties	$47,635,000
Other – temporary differences	2,730,000
Total deferred tax liabilities	$50,365,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Years Ended December 31,
	2013		2012		2011
Ordinary income	$70,200,000	56%	$25,001,000	55%	$9,276,000	51%
Capital gain	—	—	—	—	—	—
Return of capital	55,329,000	44	20,575,000	45	8,912,000	49
	$125,529,000	100%	$45,576,000	100%	$18,188,000	100%

Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
16. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2033 and in some cases subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2013 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2014	$215,352,000
2015	211,942,000
2016	205,771,000
2017	198,849,000
2018	191,104,000
Thereafter	1,606,590,000
$2,629,608,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2106, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2013 for each of the next five years ending December 31 and thereafter is as follows:

Year	Amount
2014	$997,000
2015	1,006,000
2016	1,019,000
2017	1,027,000
2018	1,060,000
Thereafter	52,331,000
$57,440,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Business Combinations
2013
For the year ended December 31, 2013, we completed 19 property acquisitions comprising 82 buildings, which have been accounted for as business combinations. The aggregate purchase price was $812,575,000, plus closing costs and acquisition fees of $24,665,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the property acquisitions are reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013 for the period subsequent to the acquisition date of each property through December 31, 2013. For the period from the acquisition date through December 31, 2013, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
2013 Acquisitions	$24,504,000	$3,434,000

The following summarizes the fair value of our 2013 property acquisitions at the time of acquisition:

	2013 Acquisitions
Building and improvements	$648,650,000
Land	56,548,000
Furniture, fixtures and equipment	3,740,000
In-place leases	53,240,000
Tenant relationships	51,171,000
Above market leases	6,923,000
Leasehold interest	972,000
Total assets acquired	821,244,000
Mortgage loans payable, net	(62,712,000)
Below market leases	(4,672,000)
Above market leasehold interests	(2,724,000)
Other liabilities	(682,000)	(1)
Total liabilities assumed	(70,790,000)
Net assets acquired	$750,454,000

(1)
Included in other liabilities is $395,000 and $287,000 accrued for as contingent consideration in connection with the purchase of Lacombe MOB II and a building in the Central Indiana MOB Portfolio, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Assuming the property acquisitions in 2013 discussed above had occurred on January 1, 2012, for the years ended December 31, 2013 and 2012, pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited)
	Years Ended December 31,
	2013	2012
Revenue	$306,371,000	$227,491,000
Net income (loss)	$49,569,000	$(70,000,000)
Net income (loss) attributable to controlling interest	$49,514,000	$(69,896,000)
Net income (loss) per common share attributable to controlling interest — basic and diluted	$0.18	$(0.45)

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
2012
For the year ended December 31, 2012, we completed 23 property acquisitions comprising 82 buildings, which have been accounted for as business combinations. The aggregate purchase price was $810,971,000, plus closing costs and acquisition fees of $25,112,000, of which $24,887,000 was included in acquisition related expenses in our accompanying consolidated statements of operations and comprehensive income (loss) and $225,000 was capitalized as part of the measurement of the fair value of the tangible and identified intangible assets and liabilities of the properties and included in our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.
Results of operations for the property acquisitions are reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012 for the period subsequent to the acquisition date of each property through December 31, 2012. We present separately Southeastern SNF Portfolio, which is the one individually significant property acquisition during the year ended December 31, 2012, and aggregate the rest of the property acquisitions during the year ended December 31, 2012. For the period from the acquisition date through December 31, 2012, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
Southeastern SNF Portfolio	$18,746,000	$7,028,000
Other 2012 Acquisitions	$27,280,000	$5,304,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the fair value of our 2012 property acquisitions at the time of acquisition:

	Southeastern SNF Portfolio	Other 2012 Acquisitions
Building and improvements	$123,175,000	$489,049,000
Land	15,009,000	57,003,000
Furniture, fixtures and equipment	1,578,000	—
In-place leases	20,918,000	48,517,000
Tenant relationships	15,272,000	53,760,000
Leasehold interest	—	3,803,000
Master lease	—	42,000
Above market leases	—	10,065,000
Defeasible interest	—	623,000
Total assets acquired	175,952,000	662,862,000
Mortgage loans payable, net	(92,611,000)	(77,671,000)
Below market leases	—	(2,624,000)
Above market leasehold interests	—	(2,167,000)
Other liabilities	(9,452,000)	(12,571,000)	(1)
Total liabilities assumed	(102,063,000)	(95,033,000)
Net assets acquired	$73,889,000	$567,829,000

(1)
Included in other liabilities is $6,525,000, $960,000 and $1,106,000 accrued for as contingent consideration obligations in connection with the acquisition of Pacific Northwest Senior Care Portfolio, Silver Star MOB Portfolio and Central Indiana MOB Portfolio, respectively. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Assuming the property acquisitions in 2012 discussed above had occurred on January 1, 2011, for the years ended December 31, 2012 and 2011, pro forma revenue, net (loss) income, net (loss) income attributable to controlling interest and net (loss) income per common share attributable to controlling interest — basic and diluted would have been as follows:

	(Unaudited)
	Years Ended December 31,
	2012	2011
Revenue	$149,775,000	$135,050,000
Net (loss) income	$(23,605,000)	$16,191,000
Net (loss) income attributable to controlling interest	$(23,608,000)	$16,189,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.16)	$0.15

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
18. Segment Reporting

As of December 31, 2013, we evaluated our business and made resource allocations based on five reportable business segments—medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments. Our senior housing–RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon net operating income of the combined properties in each segment. We define net operating income, a non-GAAP financial measure, as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, subordinated distribution purchase, acquisition related expenses, interest expense, foreign currency and derivative loss, interest income and income tax benefit. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment operating income should be examined in conjunction with net income (loss) as presented in our accompanying consolidated financial statements.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, other receivables and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments during the years ended December 31, 2013, 2012 and 2011 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Year Ended December 31, 2013
Revenues:
Real estate revenue	$106,660,000	$49,381,000	$23,563,000	$22,492,000	$—	$202,096,000
Resident fees and services	—	—	—	—	2,307,000	2,307,000
Total revenues	106,660,000	49,381,000	23,563,000	22,492,000	2,307,000	204,403,000
Expenses:
Rental expenses	34,572,000	3,392,000	3,124,000	800,000	1,499,000	43,387,000
Segment net operating income	$72,088,000	$45,989,000	$20,439,000	$21,692,000	$808,000	$161,016,000
Expenses:
General and administrative						22,519,000
Acquisition related expenses						25,501,000
Depreciation and amortization						76,188,000
Income from operations						36,808,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(18,109,000)
Gain in fair value of derivative financial instruments						344,000
Foreign currency and derivative loss						(11,312,000)
Interest income						329,000
Income before income taxes						8,060,000
Income tax benefit						1,005,000
Net income						$9,065,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Year Ended December 31, 2012
Revenues:
Real estate revenue	$49,981,000	$37,432,000	$12,280,000	$1,035,000	$—	$100,728,000
Expenses:
Rental expenses	16,666,000	2,853,000	1,516,000	96,000	—	21,131,000
Segment net operating income	$33,315,000	$34,579,000	$10,764,000	$939,000	$—	$79,597,000
Expenses:
General and administrative						11,067,000
Subordinated distribution purchase						4,232,000
Acquisition related expenses						75,608,000
Depreciation and amortization						38,407,000
Loss from operations						(49,717,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(13,566,000)
Gain in fair value of derivative financial instruments						24,000
Interest income						15,000
Net loss						$(63,244,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Year Ended December 31, 2011
Revenues:
Real estate revenue	$21,479,000	$11,327,000	$7,651,000	$—	$—	$40,457,000
Expenses:
Rental expenses	6,575,000	1,030,000	725,000	—	—	8,330,000
Segment net operating income	$14,904,000	$10,297,000	$6,926,000	$—	$—	$32,127,000
Expenses:
General and administrative						5,992,000
Acquisition related expenses						10,389,000
Depreciation and amortization						14,826,000
Income from operations						920,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(6,345,000)
Loss in fair value of derivative financial instruments						(366,000)
Interest income						17,000
Net loss						$(5,774,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segments as of December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012
Medical office buildings	$1,296,336,000	$677,444,000
Senior housing	699,420,000	116,871,000
Skilled nursing facilities	405,774,000	374,773,000
Senior housing–RIDEA	313,279,000	—
Hospitals	194,847,000	190,289,000
All other	19,070,000	95,252,000
Total assets	$2,928,726,000	$1,454,629,000
Our portfolio of properties and other investments are located in the United States and the United Kingdom. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Revenues:
United States	$191,424,000	$100,728,000	$40,457,000
United Kingdom	12,979,000	—	—
Total revenues	$204,403,000	$100,728,000	$40,457,000

	December 31,
	2013	2012
Real estate investments, net:
United States	$1,965,110,000	$1,112,295,000
United Kingdom	558,589,000	—
Total real estate investments, net	$2,523,699,000	$1,112,295,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrower and us. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2013 and 2012, we had cash and cash equivalents, restricted cash accounts and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of December 31, 2013, no one state in the United States accounted for 10.0% or more of our annualized base rent. However, we own UK Senior Housing Portfolio located in the United Kingdom, which accounted for 14.8% of our annualized base rent as of December 31, 2013. Accordingly, there is a geographic concentration of risk subject to fluctuations in the United Kingdom's economy.
Based on leases in effect as of December 31, 2013, our five reportable business segments, medical office buildings, skilled nursing facilities, senior housing, senior housing–RIDEA and hospitals, accounted for 45.1%, 18.7%, 18.0%, 10.3% and 7.9% , respectively, of our annualized base rent. As of December 31, 2013, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tenant	2013 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date(2)
Myriad Healthcare Limited(3)	£21,610,000	14.8%	UK Senior Housing Portfolio	Senior Housing	962,000	09/10/48
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2013 and was approximately $35,780,000 based on the currency exchange rate as of December 31, 2013. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	UK Senior Housing Portfolio is leased to one tenant under a 35-year absolute net lease with lease termination options on October 1, 2028 and October 1, 2038.

(3)
As of December 31, 2013, we had advanced £10,022,000, or approximately $16,593,000 based on the currency exchange rate as of December 31, 2013, under real estate notes receivable, to affiliates of Myriad Healthcare Limited. See Note 4, Real Estate Notes Receivable, Net, for a further discussion.

In addition, using annualized net operating income as a proxy for annualized based rent, Midwest CCRC Portfolio accounted for 10.3% of our annualized base rent as of December 31, 2013. Midwest CCRC Portfolio is managed by Senior Lifestyle Corporation utilizing a RIDEA structure. As a manager, Senior Lifestyle Corporation does not lease our properties, and, therefore, we are not directly exposed to its credit risk in the same manner or to the same extent as our triple-net tenants. However, the loss of this manager or its inability to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on our business and results of operations.
20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of$151,000, $11,000 and $11,000, respectively, for the years ended December 31, 2013, 2012 and 2011. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2013, 2012 and 2011, there were 30,000, 28,500 and 16,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2013, 2012 and 2011, there were 281,800, 42,900 and 200 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earning per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
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

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$66,773,000	$52,018,000	$45,394,000	$40,218,000
Expenses	(62,946,000)	(39,236,000)	(34,680,000)	(30,733,000)
Income from operations	3,827,000	12,782,000	10,714,000	9,485,000
Other expense	(10,912,000)	(9,190,000)	(4,661,000)	(3,985,000)
Income tax benefit	1,005,000	—	—	—
Net (loss) income	(6,080,000)	3,592,000	6,053,000	5,500,000
Less: Net loss (income) attributable to noncontrolling interests	2,000	(3,000)	(9,000)	(4,000)
Net (loss) income attributable to controlling interests	$(6,078,000)	$3,589,000	$6,044,000	$5,496,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$(0.02)	$0.02	$0.04	$0.04
Weighted average number of common shares outstanding — basic and diluted	288,930,497	228,053,938	155,827,697	124,240,955

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$33,058,000	$27,134,000	$21,807,000	$18,729,000
Expenses(1)	(66,413,000)	(45,026,000)	(19,844,000)	(19,162,000)
(Loss) income from operations	(33,355,000)	(17,892,000)	1,963,000	(433,000)
Other expense	(3,739,000)	(3,544,000)	(3,178,000)	(3,066,000)
Net loss	(37,094,000)	(21,436,000)	(1,215,000)	(3,499,000)
Less: Net income attributable to noncontrolling interests	(1,000)	(2,000)	—	—
Net loss attributable to controlling interest	$(37,095,000)	$(21,438,000)	$(1,215,000)	$(3,499,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.36)	$(0.27)	$(0.02)	$(0.07)
Weighted average number of common shares outstanding — basic and diluted	103,025,656	78,492,871	62,579,602	52,044,669
___________

(1)
Expenses during the three months ended September 30, 2012 include $4,232,000 related to the purchase of the subordinated distribution. See Note 2, Summary of Significant Accounting Policies — Subordinated Distribution Purchase for a further discussion.

22. Subsequent Events
Share Repurchases
In January 2014 and February 2014, we repurchased 223,413 shares of our common stock, for an aggregate amount of $2,130,000, under our share repurchase plan.
Property Acquisitions
Subsequent to December 31, 2013, we completed the acquisitions of six buildings from unaffiliated parties. The aggregate purchase price of these properties was $85,150,000 and we paid $2,214,000 in acquisition fees to our advisor entities

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or their affiliates in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our property acquisitions subsequent to December 31, 2013:

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Line of Credit(2)	Acquisition Fee(3)
Dux MOB Portfolio(4)	Chillicothe, OH	Medical Office	01/09/14	$25,150,000	$23,500,000	$654,000
North Carolina ALF Portfolio(5)	Durham, NC	Senior Housing	02/06/14	21,000,000	21,600,000	546,000
Pennsylvania SNF Portfolio(6)	Royersford, PA	Skilled Nursing	03/06/14	39,000,000	40,530,000	1,014,000
Total				$85,150,000	$85,630,000	$2,214,000
______________

(1)	We own 100% of our properties acquired subsequent to December 31, 2013.

(2)	Represents borrowings under our unsecured line of credit at the time of acquisition. We periodically advance funds and pay down our unsecured line of credit as needed.

(3)
Our advisor entities and their affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price, which was paid as follows: (i) in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the then most recent price paid to acquire a share of our common stock in our follow-on offering, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price.

(4)	On January 9, 2014, we added one additional building to our existing Dux MOB Portfolio. The other 14 buildings were purchased in December 2013.

(5)	On February 6, 2014, we added one additional building to our existing North Carolina ALF Portfolio. The other five buildings were purchased in December 2012.

(6)	On March 6, 2014, we added four additional buildings to our existing Pennsylvania SNF Portfolio. The other two buildings were purchased in April 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2013

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Lacombe Medical Office Building (Medical Office)	Lacombe, LA	$—		$409,000	$5,438,000	(84,000)	$409,000	$5,354,000	$5,763,000	$(686,000)	2004	03/05/10
Center for Neurosurgery and Spine (Medical Office)	Sartell, MN	2,483,000		319,000	4,689,000	17,000	319,000	4,706,000	5,025,000	(843,000)	2006	03/31/10
Parkway Medical Center (Medical Office)	Beachwood, OH	5,450,000	(c)	1,320,000	7,192,000	745,000	1,320,000	7,937,000	9,257,000	(1,403,000)	1972/1987	04/12/10
Highlands Ranch Medical Pavilion (Medical Office)	Highlands Ranch, CO	—		1,234,000	5,444,000	105,000	1,234,000	5,549,000	6,783,000	(918,000)	1999	04/30/10
Muskogee Long-Term Acute Care Hospital (Hospital)	Muskogee, OK	6,761,000		379,000	8,314,000	300,000	379,000	8,614,000	8,993,000	(1,129,000)	2006	05/27/10
St. Vincent Medical Office Building (Medical Office)	Cleveland, OH	5,050,000	(c)	1,568,000	6,746,000	266,000	1,568,000	7,012,000	8,580,000	(1,188,000)	1984	06/25/10
Livingston Medical Arts Pavilion (Medical Office)	Livingston, TX	—		—	4,976,000	(90,000)	—	4,886,000	4,886,000	(566,000)	2007	06/28/10
Pocatello East Medical Office Building (Medical Office)	Pocatello, ID	7,389,000		—	14,319,000	2,847,000	—	17,166,000	17,166,000	(1,915,000)	2008	07/27/10

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Monument Long-Term Acute Care Hospital Portfolio (Hospital)		$23,399,000		$—	$—	$—	$—	$—	$—	$—
	Cape Girardeau, MO	(d)		799,000	6,268,000	1,000	799,000	6,269,000	7,068,000	(742,000)	2006	08/12/10
	Joplin, MO	(d)		995,000	6,908,000	1,000	995,000	6,909,000	7,904,000	(864,000)	2007	08/31/10
	Athens, GA	(d)		1,978,000	8,889,000	—	1,978,000	8,889,000	10,867,000	(985,000)	2008	10/29/10
	Columbia, MO	(d)		1,433,000	9,607,000	—	1,433,000	9,607,000	11,040,000	(953,000)	2009	01/31/11
Virginia Skilled Nursing Facility Portfolio (Skilled Nursing)	Charlottesville, VA	—		829,000	9,175,000	—	829,000	9,175,000	10,004,000	(1,012,000)	2004	09/16/10
	Bastian, VA	—		217,000	2,546,000	506,000	217,000	3,052,000	3,269,000	(435,000)	1989	09/16/10
	Lebanon, VA	—		359,000	3,917,000	83,000	359,000	4,000,000	4,359,000	(467,000)	1990	09/16/10
	Fincastle, VA	—		302,000	3,147,000	45,000	302,000	3,192,000	3,494,000	(446,000)	1990	09/16/10
	Low Moor, VA	—		655,000	6,817,000	87,000	655,000	6,904,000	7,559,000	(716,000)	1989/2008	09/16/10
	Midlothian, VA	—		1,840,000	9,991,000	—	1,840,000	9,991,000	11,831,000	(1,063,000)	1991	09/16/10
	Hot Springs, VA	—		203,000	2,116,000	183,000	203,000	2,299,000	2,502,000	(344,000)	1990	09/16/10
Sylva Medical Office Building (Medical Office)	Sylva, NC	—		—	9,116,000	913,000	—	10,029,000	10,029,000	(955,000)	2010	11/15/10
Surgical Hospital of Humble (Hospital)	Humble, TX	6,550,000	(c)	719,000	10,413,000	—	719,000	10,413,000	11,132,000	(991,000)	2000/2010	12/10/10
Lawton Medical Office Building Portfolio (Medical Office)	Lawton, OK	6,798,000		—	8,440,000	597,000	—	9,037,000	9,037,000	(900,000)	1985/2008	12/22/10

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Ennis Medical Office Building (Medical Office)	Ennis, TX	$—		$467,000	$5,486,000	$(13,000)	$467,000	$5,473,000	$5,940,000	$(624,000)	2007	12/22/10
St. Anthony North Medical Office Building (Medical Office)	Westminster, CO	5,975,000	(c)	—	9,543,000	103,000	—	9,646,000	9,646,000	(1,016,000)	2008	03/29/11
Loma Linda Pediatric Specialty Hospital (Hospital)	Loma Linda, CA	—		1,370,000	9,862,000	—	1,370,000	9,862,000	11,232,000	(797,000)	1971	03/31/11
Yuma Skilled Nursing Facility (Skilled Nursing)	Yuma, AZ	—		768,000	10,060,000	—	768,000	10,060,000	10,828,000	(853,000)	1964/2010	04/13/11
Hardy Oak Medical Office Building (Medical Office)	San Antonio, TX	—		814,000	6,184,000	121,000	814,000	6,305,000	7,119,000	(611,000)	2003	04/14/11
Lakewood Ranch Medical Office Building (Medical Office)	Bradenton, FL	—		—	10,324,000	360,000	—	10,684,000	10,684,000	(909,000)	2003	04/15/11
Dixie-Lobo Medical Office Building Portfolio (Medical Office)	Hope, AR	—		390,000	1,243,000	(58,000)	390,000	1,185,000	1,575,000	(114,000)	2003	05/12/11
	Lake Charles, LA	—		—	2,046,000	—	—	2,046,000	2,046,000	(218,000)	2001	05/12/11
	Carlsbad, NM	—		—	3,670,000	—	—	3,670,000	3,670,000	(357,000)	2002	05/12/11
	Hobbs, NM	—		—	1,913,000	—	—	1,913,000	1,913,000	(317,000)	2003	05/12/11

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
	Alice, TX	$—	$—	$3,535,000	$—	$—	$3,535,000	$3,535,000	$(401,000)	2001	05/12/11
	Lufkin, TX	—	—	2,294,000	—	—	2,294,000	2,294,000	(239,000)	2001	05/12/11
	Victoria, TX	—	—	4,313,000	—	—	4,313,000	4,313,000	(476,000)	1986/2003	05/12/11
	Wharton, TX	—	—	3,178,000	—	—	3,178,000	3,178,000	(305,000)	2001	05/12/11
Milestone Medical Office Building Portfolio (Medical Office)	Jersey City, NJ	16,000,000	—	21,551,000	233,000	—	21,784,000	21,784,000	(1,793,000)	2010	05/26/11
	Benton, AR	—	—	966,000	(553,000)	—	413,000	413,000	(102,000)	1992/1999	05/26/11
	Benton, AR	—	—	6,400,000	894,000	—	7,294,000	7,294,000	(781,000)	1986	05/26/11
	Bryant, AR	—	495,000	3,827,000	8,000	495,000	3,835,000	4,330,000	(376,000)	1993/2006	05/26/11
Philadelphia Skilled Nursing Facility Portfolio (Skilled Nursing)	Philadelphia, PA	—	1,184,000	27,655,000	—	1,184,000	27,655,000	28,839,000	(2,560,000)	1975	06/30/11
	Philadelphia, PA	—	1,249,000	12,593,000	—	1,249,000	12,593,000	13,842,000	(1,122,000)	1900	06/30/11
	Philadelphia, PA	—	719,000	9,121,000	—	719,000	9,121,000	9,840,000	(821,000)	1980	06/30/11
	Philadelphia, PA	—	887,000	10,962,000	—	887,000	10,962,000	11,849,000	(1,014,000)	1975	06/30/11
	Philadelphia, PA	—	707,000	9,152,000	—	707,000	9,152,000	9,859,000	(939,000)	1978	06/30/11
Maxfield Sarasota Medical Office Building (Medical Office)	Sarasota, FL	4,699,000	923,000	5,702,000	69,000	923,000	5,771,000	6,694,000	(679,000)	2000	07/11/11
Lafayette Physical Rehabilitation Hospital (Hospital)	Lafayette, LA	—	1,184,000	9,322,000	—	1,184,000	9,322,000	10,506,000	(658,000)	2006	09/30/11

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Sierra Providence East Medical Plaza I (Medical Office)	El Paso, TX	$—	$—	$5,696,000	$928,000	$—	$6,624,000	$6,624,000	$(606,000)	2008	12/22/11
Southeastern SNF Portfolio (Skilled Nursing)	Mobile, AL	4,880,000	335,000	7,323,000	—	335,000	7,323,000	7,658,000	(611,000)	1981	01/10/12
	Atlanta, GA	11,653,000	2,614,000	17,233,000	—	2,614,000	17,233,000	19,847,000	(1,279,000)	1970	01/10/12
	Covington, GA	10,969,000	1,419,000	13,562,000	—	1,419,000	13,562,000	14,981,000	(1,005,000)	1975/1988	01/10/12
	Gainesville, GA	6,848,000	1,163,000	8,979,000	—	1,163,000	8,979,000	10,142,000	(772,000)	1994	01/10/12
	Snellville, GA	13,014,000	2,992,000	16,694,000	—	2,992,000	16,694,000	19,686,000	(1,398,000)	1992	01/10/12
	Conyers, GA	7,863,000	3,512,000	17,485,000	—	3,512,000	17,485,000	20,997,000	(1,251,000)	1998	01/10/12
	Atlanta, GA	4,440,000	401,000	3,785,000	—	401,000	3,785,000	4,186,000	(296,000)	1969/1974	01/10/12
	Shreveport, LA	10,500,000	768,000	16,733,000	—	768,000	16,733,000	17,501,000	(1,219,000)	1972/1980	01/10/12
	Memphis, TN	6,594,000	1,341,000	11,906,000	—	1,341,000	11,906,000	13,247,000	(892,000)	1996	01/10/12
	Millington, TN	4,675,000	464,000	11,053,000	—	464,000	11,053,000	11,517,000	(743,000)	1991/1992	01/10/12
FLAGS MOB Portfolio (Medical Office)	Okatie, SC	7,486,000	—	7,475,000	254,000	—	7,729,000	7,729,000	(846,000)	1998	01/27/12
	Boynton, FL	4,007,000	—	5,302,000	111,000	—	5,413,000	5,413,000	(365,000)	2003	01/27/12
	Austell, GA	—	1,738,000	5,996,000	217,000	1,738,000	6,213,000	7,951,000	(725,000)	2000	01/27/12
	Tempe, AZ	5,190,000	—	6,531,000	40,000	—	6,571,000	6,571,000	(462,000)	1997	03/23/12
Spokane MOB (Medical Office)	Spokane, WA	13,904,000	—	29,875,000	56,000	—	29,931,000	29,931,000	(1,653,000)	2004	01/31/12
Centre Medical Plaza (Medical Office)	Chula Vista, CA	—	4,808,000	15,777,000	344,000	4,808,000	16,121,000	20,929,000	(1,042,000)	1976/2000	04/26/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Gulf Plains MOB Portfolio (Medical Office)	Amarillo, TX	$—		$1,827,000	$12,641,000	$—	$1,827,000	$12,641,000	$14,468,000	$(875,000)	1997/2006	04/26/12
	Houston, TX	—		—	2,703,000	—	—	2,703,000	2,703,000	(193,000)	1966/2010	04/26/12
Midwestern MOB Portfolio (Medical Office)	Champaign, IL	3,611,000		629,000	3,453,000	22,000	629,000	3,475,000	4,104,000	(228,000)	1995	05/22/12
	Lemont, IL	—		261,000	2,684,000	102,000	261,000	2,786,000	3,047,000	(295,000)	2001	05/22/12
	Naperville, IL	7,064,000		693,000	7,965,000	14,000	693,000	7,979,000	8,672,000	(384,000)	2004	07/19/12
	Urbana, IL	6,636,000		—	9,774,000	—	—	9,774,000	9,774,000	(391,000)	2002	08/14/12
Texarkana MOB (Medical Office)	Texarkana, TX	—		435,000	4,980,000	12,000	435,000	4,992,000	5,427,000	(304,000)	2005	06/14/12
Greeley MOB (Medical Office)	Greeley, CO	6,600,000	(c)	1,256,000	9,456,000	—	1,256,000	9,456,000	10,712,000	(729,000)	1998/2004	06/22/12
Columbia MOB (Medical Office)	Columbia, SC	3,450,000	(c)	675,000	4,885,000	13,000	675,000	4,898,000	5,573,000	(398,000)	1988	06/26/12
Ola Nalu MOB Portfolio (Medical Office)	Warsaw, IL	—		—	5,107,000	7,000	—	5,114,000	5,114,000	(239,000)	2006	06/29/12
	Huntsville, AL	4,667,000	(c)	—	6,757,000	65,000	—	6,822,000	6,822,000	(386,000)	2005	06/29/12
	Trinity, FL	—		470,000	4,490,000	(15,000)	470,000	4,475,000	4,945,000	(218,000)	2006	07/12/12
	Rockwall, TX	11,043,000	(c)	1,936,000	16,449,000	398,000	1,936,000	16,847,000	18,783,000	(942,000)	2006	06/29/12
	San Angelo, TX	—		—	3,890,000	78,000	—	3,968,000	3,968,000	(203,000)	2004	06/29/12
	San Angelo, TX	—		—	3,713,000	(77,000)	—	3,636,000	3,636,000	(191,000)	2005	06/29/12
	Schertz, TX	—		457,000	2,583,000	11,000	457,000	2,594,000	3,051,000	(177,000)	2005	06/29/12
	Hilo, HI	—		588,000	8,185,000	—	588,000	8,185,000	8,773,000	(375,000)	1996	06/29/12
	Las Vegas, NM	—		—	3,327,000	54,000	—	3,381,000	3,381,000	(161,000)	2005	06/29/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

				Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Silver Star MOB Portfolio (Medical Office)	Desoto, TX	$—		$917,000	$6,143,000	$3,000	$917,000	$6,146,000	$7,063,000	$(314,000)	2012	09/05/12
	Frisco, TX	—		894,000	12,335,000	603,000	894,000	12,938,000	13,832,000	(576,000)	2007	09/27/12
	Killeen, TX	—		265,000	1,428,000	—	265,000	1,428,000	1,693,000	(84,000)	1988/2008	07/19/12
	Rowlett, TX	—		553,000	1,855,000	—	553,000	1,855,000	2,408,000	(141,000)	2005	07/19/12
	Temple, TX	—		632,000	5,720,000	—	632,000	5,720,000	6,352,000	(314,000)	1974	07/19/12
Shelbyville MOB (Medical Office)	Shelbyville, TN	—		—	5,519,000	(9,000)	—	5,510,000	5,510,000	(320,000)	2008	07/26/12
Jasper MOB (Medical Office)	Jasper, GA	6,163,000	(e)	502,000	3,366,000	4,000	502,000	3,370,000	3,872,000	(168,000)	2003	09/27/12
	Jasper, GA	—	(e)	502,000	3,376,000	3,000	502,000	3,379,000	3,881,000	(167,000)	2003	09/27/12
	Jasper, GA	—		502,000	3,552,000	3,000	502,000	3,555,000	4,057,000	(224,000)	2011	08/08/12
Pacific Northwest Senior Care Portfolio (Skilled Nursing and Senior Housing)	Corvallis, OR	—		625,000	4,569,000	—	625,000	4,569,000	5,194,000	(210,000)	1995	08/24/12
	Bend, OR	—		643,000	4,429,000	—	643,000	4,429,000	5,072,000	(193,000)	1943	08/24/12
	Prineville, OR	—		316,000	4,415,000	—	316,000	4,415,000	4,731,000	(181,000)	1994	08/24/12
	Prineville, OR	—		505,000	1,673,000	—	505,000	1,673,000	2,178,000	(80,000)	1967	08/24/12
	Redmond, OR	—		181,000	4,862,000	—	181,000	4,862,000	5,043,000	(198,000)	1994	08/24/12
	Redmond, OR	—		383,000	2,147,000	—	383,000	2,147,000	2,530,000	(97,000)	1948	08/24/12
	Salem, OR	—		537,000	2,694,000	—	537,000	2,694,000	3,231,000	(132,000)	1988	08/24/12
	Grants Pass, OR	—		152,000	1,396,000	—	152,000	1,396,000	1,548,000	(59,000)	1963	08/24/12
	Bend, OR	—		264,000	7,546,000	—	264,000	7,546,000	7,810,000	(302,000)	1995	08/24/12
	Bend, OR	—		285,000	2,024,000	—	285,000	2,024,000	2,309,000	(104,000)	1968	08/24/12
	North Bend, WA	—		502,000	2,668,000	—	502,000	2,668,000	3,170,000	(109,000)	1959	08/24/12
	Olympia, WA	—		301,000	2,090,000	—	301,000	2,090,000	2,391,000	(89,000)	1937/2005	08/24/12
	Tacoma, WA	—		1,564,000	7,114,000	—	1,564,000	7,114,000	8,678,000	(346,000)	1976	08/24/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
	Grants Pass, OR	$—	$1,591,000	$5,245,000	$—	$1,591,000	$5,245,000	$6,836,000	$(112,000)	1966	05/31/13
East Tennessee MOB Portfolio (Medical Office)	Knoxville, TN	—	2,208,000	21,437,000	—	2,208,000	21,437,000	23,645,000	(969,000)	2009	09/14/12
	Knoxville, TN	—	2,962,000	17,614,000	—	2,962,000	17,614,000	20,576,000	(834,000)	2009	09/14/12
Los Angeles Hospital Portfolio (Hospital)	Los Angeles, CA	—	3,058,000	15,871,000	—	3,058,000	15,871,000	18,929,000	(650,000)	1942/1974	09/27/12
	Gardena, CA	—	5,368,000	30,665,000	—	5,368,000	30,665,000	36,033,000	(1,251,000)	1966	09/27/12
	Norwalk, CA	—	4,911,000	12,890,000	—	4,911,000	12,890,000	17,801,000	(572,000)	1957/1995	09/27/12
Bellaire Hospital (Hospital)	Houston, TX	—	2,955,000	15,433,000	85,000	2,955,000	15,518,000	18,473,000	(786,000)	1962/1972	11/09/12
Massachusetts Senior Care Portfolio (Skilled Nursing and Senior Housing)	Dalton, MA	—	1,592,000	8,061,000	—	1,592,000	8,061,000	9,653,000	(261,000)	1966	12/10/12
	Hyde Park, MA	—	915,000	2,884,000	—	915,000	2,884,000	3,799,000	(114,000)	1958	12/10/12
	Dalton, MA	—	1,414,000	6,433,000	—	1,414,000	6,433,000	7,847,000	(305,000)	1906/2002	12/10/12
St. Petersburg Medical Office Building (Medical Office)	St. Petersburg, FL	—	—	8,379,000	1,000	—	8,380,000	8,380,000	(305,000)	2004	12/20/12
Bessemer Medical Office Building (Medical Office)	Bessemer, AL	—	—	20,965,000	(4,000)	—	20,961,000	20,961,000	(672,000)	2006	12/20/12
Santa Rosa Medical Office Building (Medical Office)	Santa Rosa, CA	—	1,366,000	11,862,000	803,000	1,366,000	12,665,000	14,031,000	(757,000)	1983	12/20/12

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
North Carolina ALF Portfolio (Senior Housing)	Fayetteville, NC	$—	$1,251,000	$10,209,000	$1,000	$1,251,000	$10,210,000	$11,461,000	$(325,000)	2009	12/21/12
	Fuquay-Varina, NC	—	1,845,000	15,299,000	1,000	1,845,000	15,300,000	17,145,000	(461,000)	2010	12/21/12
	Knightdale, NC	—	2,267,000	13,438,000	1,000	2,267,000	13,439,000	15,706,000	(383,000)	2010	12/21/12
	Lincolnton, NC	—	1,801,000	14,778,000	—	1,801,000	14,778,000	16,579,000	(411,000)	2008	12/21/12
	Monroe, NC	—	1,467,000	14,732,000	—	1,467,000	14,732,000	16,199,000	(417,000)	2009	12/21/12
Falls of Neuse Raleigh Medical Office Building (Medical Office)	Raleigh, NC	—	—	17,454,000	—	—	17,454,000	17,454,000	(606,000)	2006	12/31/12
Central Indiana MOB Portfolio (Medical Office)	Indianapolis, IN	—	565,000	3,028,000	—	565,000	3,028,000	3,593,000	(148,000)	1978	12/31/12
	Indianapolis, IN	—	854,000	5,763,000	300,000	854,000	6,063,000	6,917,000	(310,000)	1991	12/31/12
	Indianapolis, IN	—	820,000	5,656,000	8,000	820,000	5,664,000	6,484,000	(237,000)	2006	12/31/12
	Carmel, IN	5,380,000	418,000	6,572,000	—	418,000	6,572,000	6,990,000	(233,000)	1993	12/31/12
	Lafayette, IN	—	799,000	4,975,000	13,000	799,000	4,988,000	5,787,000	(200,000)	2009	12/31/12
	Noblesville, IN	6,248,000	786,000	6,383,000	—	786,000	6,383,000	7,169,000	(210,000)	2007	03/28/13
	Avon, IN	4,205,000	395,000	3,330,000	—	395,000	3,330,000	3,725,000	(104,000)	1993	04/26/13
	Indianapolis, IN	2,491,000	276,000	3,512,000	(89,000)	186,000	3,513,000	3,699,000	(81,000)	1994	04/26/13
	Bloomington, IN	4,143,000	514,000	4,344,000	—	514,000	4,344,000	4,858,000	(170,000)	1995	04/26/13
	Noblesville, IN	5,173,000	634,000	4,155,000	—	634,000	4,155,000	4,789,000	(160,000)	2002	04/26/13
	Muncie, IN	6,184,000	727,000	6,760,000	6,000	727,000	6,766,000	7,493,000	(182,000)	2006	04/26/13
	Carmel, IN	2,352,000	319,000	1,804,000	3,000	319,000	1,807,000	2,126,000	(77,000)	2006	04/26/13
	Indianapolis, IN	6,109,000	387,000	7,280,000	—	387,000	7,280,000	7,667,000	(147,000)	2003	04/26/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
	Indianapolis, IN	$—	$437,000	$3,331,000	$5,000	$437,000	$3,336,000	$3,773,000	$(90,000)	2001	04/26/13
	Carmel, IN	9,700,000		11,280,000	11,000	—	11,291,000	11,291,000	(259,000)	2005	05/20/13
	Fishers, IN	3,508,000	749,000	3,501,000	192,000	749,000	3,693,000	4,442,000	(118,000)	2005	05/20/13
	Indianapolis, IN	8,418,000	1,655,000	11,772,000	—	1,655,000	11,772,000	13,427,000	(262,000)	2009	05/20/13
A & R Medical Office Building (Medical Office)	Ruston, LA	—	1,002,000	16,091,000	—	1,002,000	16,091,000	17,093,000	(489,000)	1984	02/20/13
	Abilene, TX	—	980,000	8,528,000	—	980,000	8,528,000	9,508,000	(269,000)	1990	02/20/13
Greeley Northern Colorado MOB Portfolio (Medical Office)	Greeley, CO	—	476,000	10,399,000	211,000	476,000	10,610,000	11,086,000	(313,000)	1954	02/28/13
	Greeley, CO	—	425,000	833,000	—	425,000	833,000	1,258,000	(63,000)	1974	02/28/13
	Greeley, CO	—	222,000	691,000	—	222,000	691,000	913,000	(62,000)	1963	02/28/13
St. Anthony North Denver MOB II (Medical Office)	Westminister, CO	—	405,000	2,814,000	3,000	405,000	2,817,000	3,222,000	(115,000)	2008	03/22/13
Eagles Landing GA MOB (Medical Office)	Stockbridge, GA	—	1,227,000	8,731,000	—	1,227,000	8,731,000	9,958,000	(244,000)	2004	03/28/13
Eastern Michigan MOB Portfolio (Medical Office)	Novi, MI	—	1,910,000	8,219,000	145,000	1,910,000	8,364,000	10,274,000	(318,000)	2006	03/28/13
	West Bloomfield, MI	—	894,000	6,377,000	55,000	894,000	6,432,000	7,326,000	(205,000)	1975	03/28/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Pennsylvania SNF Portfolio (Skilled Nursing)	Milton, PA	$—	$1,576,000	$6,821,000	$20,000	$1,576,000	$6,841,000	$8,417,000	$(208,000)	1983	04/30/13
	Watsontown, PA	—	638,000	4,610,000	48,000	638,000	4,658,000	5,296,000	(112,000)	1969	04/30/13
Rockwall MOB II (Medical Office)	Rockwall, TX	—	384,000	4,304,000	1,000	378,000	4,311,000	4,689,000	(84,000)	2008	05/23/13
Pittsfield Skilled Nursing Facility (Skilled Nursing)	Pittsfield, MA	—	3,041,000	13,183,000	—	3,041,000	13,183,000	16,224,000	(291,000)	1995	05/29/13
Des Plaines Surgical Center (Medical Office)	Des Plaines, IL	—	1,223,000	6,582,000	39,000	1,223,000	6,621,000	7,844,000	(155,000)	1989	05/31/13
Winn MOB Portfolio (Medical Office)	Decatur, GA	—	235,000	1,931,000	—	235,000	1,931,000	2,166,000	(56,000)	1976	06/03/13
	Decatur, GA	—	197,000	1,778,000	—	197,000	1,778,000	1,975,000	(52,000)	1976	06/03/13
	Decatur, GA	—	329,000	1,733,000	—	329,000	1,733,000	2,062,000	(52,000)	1976	06/03/13
	Decatur, GA	—	237,000	1,784,000	—	237,000	1,784,000	2,021,000	(43,000)	1976	06/03/13
Hinsdale MOB Portfolio (Medical Office)	Hinsdale, IL	—	1,398,000	18,764,000	150,000	1,398,000	18,914,000	20,312,000	(376,000)	1984	07/11/13
	Hinsdale, IL	—	858,000	4,879,000	291,000	858,000	5,170,000	6,028,000	(149,000)	1980	07/11/13
Johns Creek Medical Office Building (Medical Office)	Johns Creek, GA	—	1,014,000	14,509,000	1,168,000	1,014,000	15,677,000	16,691,000	(191,000)	2008	08/26/13
Winn MOB II (Medical Office)	Decatur, GA	—	396,000	1,677,000	—	396,000	1,677,000	2,073,000	(37,000)	1971/2002	08/27/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Greeley Cottonwood MOB (Medical Office)	Greeley, CO	$—	$368,000	$5,872,000	$—	$368,000	$5,872,000	$6,240,000	$(83,000)	1997	09/06/13
UK Senior Housing Portfolio (Senior Housing)(f)	Essex. UK	—	998,000	2,317,000	—	998,000	2,317,000	3,315,000	(30,000)	1999	09/11/13
	Sussex, UK	—	8,521,000	10,254,000	—	8,521,000	10,254,000	18,775,000	(129,000)	1860	09/11/13
	Jersey, UK	—	8,456,000	7,126,000	—	8,456,000	7,126,000	15,582,000	(94,000)	1900/2007	09/11/13
	Norwich, UK	—	105,000	365,000	—	105,000	365,000	470,000	(9,000)	1600/1800	09/11/13
	Middlesex, UK	—	3,223,000	21,181,000	—	3,223,000	21,181,000	24,404,000	(222,000)	2005	09/11/13
	Liss Hampshire, UK	—	2,144,000	2,513,000	—	2,144,000	2,513,000	4,657,000	(35,000)	1930/2009	09/11/13
	Chippenham Wiltshire, UK	—	4,934,000	5,553,000	—	4,934,000	5,553,000	10,487,000	(71,000)	1900/1998	09/11/13
	Taunton Somerset, UK	—	2,716,000	5,510,000	—	2,716,000	5,510,000	8,226,000	(66,000)	1998	09/11/13
	Kingston upon Thames, UK	—	27,020,000	21,749,000	—	27,020,000	21,749,000	48,769,000	(273,000)	1870/1980/ 2007	09/11/13
	Warwickshire, UK	—	2,052,000	3,307,000	—	2,052,000	3,307,000	5,359,000	(42,000)	1988	09/11/13
	Wimborne Dorset, UK	—	7,048,000	6,625,000	—	7,048,000	6,625,000	13,673,000	(91,000)	1980	09/11/13
	Gloucestershire, UK	—	6,859,000	12,940,000	—	6,859,000	12,940,000	19,799,000	(147,000)	2007	09/11/13
	Swindon Wiltshire, UK	—	4,056,000	4,612,000	—	4,056,000	4,612,000	8,668,000	(59,000)	1995	09/11/13
	Burton upon Trent, UK	—	4,365,000	5,749,000	—	4,365,000	5,749,000	10,114,000	(66,000)	1996	09/11/13
	Norfolk, UK	—	3,686,000	4,369,000	—	3,686,000	4,369,000	8,055,000	(60,000)	1800	09/11/13
	Oxford, UK	—	9,792,000	13,835,000	—	9,792,000	13,835,000	23,627,000	(176,000)	1890	09/11/13
	Suffolk, UK	—	3,579,000	8,002,000	—	3,579,000	8,002,000	11,581,000	(93,000)	2008	09/11/13
	Bristol, UK	—	5,911,000	5,479,000	—	5,911,000	5,479,000	11,390,000	(67,000)	1996	09/11/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Oxfordshire, UK	$—	$3,717,000	$4,920,000	$—	$3,717,000	$4,920,000	$8,637,000	$(66,000)	1862	09/11/13
Oxfordshire, UK	—	8,175,000	14,831,000	—	8,175,000	14,831,000	23,006,000	(172,000)	2009	09/11/13
Berkshire, UK	—	11,331,000	13,618,000	—	11,331,000	13,618,000	24,949,000	(145,000)	1950	09/11/13
Berkshire, UK	—	11,875,000	20,566,000	—	11,875,000	20,566,000	32,441,000	(274,000)	1930	09/11/13
Merstham Surrey, UK	—	7,163,000	7,438,000	—	7,163,000	7,438,000	14,601,000	(99,000)	1890/1970/ 2009	09/11/13
Working Surrey, UK	—	12,254,000	12,224,000	—	12,254,000	12,224,000	24,478,000	(158,000)	1880	09/11/13
Warlingham Surrey, UK	—	14,451,000	14,988,000	—	14,451,000	14,988,000	29,439,000	(164,000)	1984	09/11/13
Dorking Surrey, UK	—	4,408,000	5,337,000	—	4,408,000	5,337,000	9,745,000	(65,000)	1860	09/11/13
Camberely Surrey, UK	—	3,836,000	3,912,000	—	3,836,000	3,912,000	7,748,000	(52,000)	1910	09/11/13
Cranleigh Surrey, UK	—	11,720,000	9,402,000	—	11,720,000	9,402,000	21,122,000	(120,000)	1874	09/11/13
Lightwater Surrey, UK	—	2,604,000	4,439,000	—	2,604,000	4,439,000	7,043,000	(48,000)	1910	09/11/13
Lewes Sussex, UK	—	3,670,000	6,244,000	—	3,670,000	6,244,000	9,914,000	(83,000)	1800	09/11/13
East Sussex, UK	—	3,871,000	8,956,000	—	3,871,000	8,956,000	12,827,000	(100,000)	2000	09/11/13
West Sussex, UK	—	1,893,000	2,449,000	—	1,893,000	2,449,000	4,342,000	(33,000)	1993	09/11/13
Buckinghamshire, UK	—	4,753,000	7,358,000	—	4,753,000	7,358,000	12,111,000	(79,000)	2010	09/11/13
Buckinghamshire, UK	—	2,475,000	3,804,000	—	2,475,000	3,804,000	6,279,000	(45,000)	2001	09/11/13
Kent, UK	—	2,373,000	4,682,000	—	2,373,000	4,682,000	7,055,000	(52,000)	2008	09/11/13
Kent, UK	—	4,459,000	5,578,000	—	4,459,000	5,578,000	10,037,000	(77,000)	1970	09/11/13
Kent, UK	—	2,981,000	2,916,000	—	2,981,000	2,916,000	5,897,000	(35,000)	1995	09/11/13
Scotland, UK	—	1,041,000	3,707,000	—	1,041,000	3,707,000	4,748,000	(51,000)	1970	09/11/13
Scotland, UK	—	6,599,000	10,322,000	—	6,599,000	10,322,000	16,921,000	(118,000)	2006	09/11/13
Alloa Scotland, UK	—	1,724,000	3,772,000	—	1,724,000	3,772,000	5,496,000	(63,000)	1999	09/11/13
Scotland, UK	—	1,341,000	4,901,000	—	1,341,000	4,901,000	6,242,000	(61,000)	1998	09/11/13
Scotland, UK	—	1,378,000	4,508,000	—	1,378,000	4,508,000	5,886,000	(59,000)	1997	09/11/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
	Scotland, UK	$—	$1,029,000	$3,637,000	$—	$1,029,000	$3,637,000	$4,666,000	$(42,000)	1999	09/11/13
Tiger Eye NY MOB Portfolio (Medical Office)	Wallkill, NY	—	387,000	3,230,000	—	387,000	3,230,000	3,617,000	(32,000)	1993	09/20/13
	Wallkill, NY	—	1,050,000	58,398,000	—	1,050,000	58,398,000	59,448,000	(455,000)	2008	09/20/13
	Wallkill, NY	—	370,000	4,481,000	—	370,000	4,481,000	4,851,000	(39,000)	1991	09/20/13
	Middletown, NY	—	1,100,000	16,267,000	—	1,100,000	16,267,000	17,367,000	(145,000)	2013	09/20/13
	Rock Hill, NY	—	2,888,000	30,048,000	—	2,888,000	30,048,000	32,936,000	(274,000)	2004	09/20/13
	Wallkill, NY	—	1,142,000	25,458,000	—	1,142,000	25,458,000	26,600,000	—	2001	12/23/13
Salt Lake City LTACH (Hospital)	Murray, UT	—	1,579,000	9,756,000	—	1,579,000	9,756,000	11,335,000	(82,000)	2013	09/25/13
Lacombe MOB II (Medical Office)	Lacombe, LA	—		4,486,000	—		4,486,000	4,486,000	(43,000)	2009	09/27/13
Tennessee MOB Portfolio (Medical Office)	Memphis, TN	—	465,000	4,436,000	—	465,000	4,436,000	4,901,000	(46,000)	2004	10/02/13
	Hendersonville, TN	—	781,000	5,769,000	—	781,000	5,769,000	6,550,000	(56,000)	2007	10/02/13
Central Indiana MOB Portfolio II (Medical Office)	Indianapolis, IN	—	296,000	2,115,000	—	296,000	2,115,000	2,411,000	(8,000)	2007	12/12/13
	Indianapolis, IN	—	130,000	871,000	—	130,000	871,000	1,001,000	(6,000)	2002	12/12/13
	Indianapolis, IN	—	130,000	833,000	—	130,000	833,000	963,000	(4,000)	2004	12/12/13
	Greenfield, IN	—	363,000	2,636,000	—	363,000	2,636,000	2,999,000	(12,000)	2007	12/12/13
Kennestone Marietta MOB Portfolio (Medical Office)	Marietta, GA	—	544,000	4,165,000	—	544,000	4,165,000	4,709,000	(12,000)	2007	12/13/13
	Marietta, GA	—	802,000	6,310,000	—	802,000	6,310,000	7,112,000	(19,000)	2007	12/13/13

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(h)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total (g)	Accumulated Depreciation (i)(j)	Date of Construction	Date Acquired
Dux MOB Portfolio (Medical Office)	Indianapolis, IN	$—	$389,000	$4,712,000	$—	$389,000	$4,712,000	$5,101,000	$—	1983/1990	12/19/13
	San Antonio, TX	—	756,000	18,827,000	—	756,000	18,827,000	19,583,000	—	2006	12/19/13
	Munster, IN	—	308,000	5,356,000	—	308,000	5,356,000	5,664,000	—	1990	12/19/13
	Indianapolis, IN	—	—	4,289,000	—	—	4,289,000	4,289,000	—	2008	12/19/13
	Munster, IN	—	780,000	3,559,000	—	780,000	3,559,000	4,339,000	—	1999	12/19/13
	Munster, IN	—	1,072,000	15,383,000	—	1,072,000	15,383,000	16,455,000	—	1961	12/19/13
	St. John, IN	—	630,000	2,762,000	—	630,000	2,762,000	3,392,000	—	1994	12/19/13
	Batavia, OH	—	—	8,248,000	—	—	8,248,000	8,248,000	—	2006	12/19/13
	Brownsburg, IN	—	1,341,000	15,145,000	—	1,341,000	15,145,000	16,486,000	—	2008	12/19/13
	Lafayette, IN	—	827,000	11,024,000	—	827,000	11,024,000	11,851,000	—	2009	12/19/13
	Lafayette, IN	—	757,000	12,971,000	—	757,000	12,971,000	13,728,000	—	2009	12/19/13
	Indianapolis, IN	—	—	5,316,000	—	—	5,316,000	5,316,000	—	2008	12/19/13
	Evansville, IN	—	—	33,478,000	—	—	33,478,000	33,478,000	—	2006	12/19/13
	Escanaba, MI	—	—	11,495,000	—	—	11,495,000	11,495,000	—	2012	12/19/13
Midwest CCRC Portfolio(Senior Housing–RIDEA)	Lincolnwood, IL	—	4,798,000	65,103,000	—	4,798,000	65,103,000	69,901,000	—	1990/1991	12/20/13
	Colorado Springs, CO	—	11,326,000	62,949,000	—	11,326,000	62,949,000	74,275,000	—	1991	12/20/13
	Cincinnati, OH	—	3,438,000	66,861,000	—	3,438,000	66,861,000	70,299,000	—	1986/1990	12/20/13
	Cincinnati, OH	—	3,498,000	56,925,000	—	3,498,000	56,925,000	60,423,000	—	1830/2000	12/20/13
	Cincinnati, OH	—	479,000	12,664,000	—	479,000	12,664,000	13,143,000	—	1988	12/20/13
		$315,722,000	$414,275,000	$2,181,264,000	$14,395,000	$414,179,000	$2,195,755,000	$2,609,934,000	$(86,235,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2013.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

(c)	Each of these eight mortgage loans are cross-collateralized in the aggregate principal amount of $48,785,000 as of December 31, 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC

SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2013

(d)	As of December 31, 2013, a mortgage loan payable in the amount of $23,399,000 was secured by Monument LTACH Portfolio.

(e)	Jasper MOB consists of three medical office buildings. As of December 31, 2013, a mortgage loan payable in the amount of $6,163,000 was secured by two of the medical office buildings.

(f)	Amounts reflected for UK Senior Housing Portfolio are based upon the currency exchange rate as of December 31, 2013.

(g)	The changes in total real estate for the years ended December 31, 2013, 2012 and 2011 are as follows:

Amount
Balance — December 31, 2010	$165,405,000
Acquisitions	212,453,000
Additions	3,448,000
Dispositions	(71,000)
Balance — December 31, 2011	$381,235,000
Acquisitions	762,901,000
Additions	5,203,000
Dispositions	(474,000)
Balance — December 31, 2012	$1,148,865,000
Acquisitions	1,430,137,000
Additions	6,526,000
Dispositions	(703,000)
Foreign currency translation adjustment	25,109,000
Balance — December 31, 2013	$2,609,934,000

(h)	Based on the currency exchange rate as of December 31, 2013, for federal income tax purposes, the aggregate cost of our properties is $2,973,664,000.

(i)	The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

Amount
Balance — December 31, 2010	$(2,070,000)
Additions	(9,919,000)
Dispositions	71,000
Balance — December 31, 2011	$(11,918,000)
Additions	(24,958,000)
Dispositions	306,000
Balance — December 31, 2012	$(36,570,000)
Additions	(49,935,000)
Dispositions	366,000
Foreign currency translation adjustment	(96,000)
Balance — December 31, 2013	$(86,235,000)

(j)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, ranging from two months to 22.5 years. Furniture, fixtures and equipment is depreciated over the estimated useful life ranging from five years to 10 years.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT II, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
Jeffrey T. Hanson

Date: March 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board
	Jeffrey T. Hanson	(principal executive officer)

Date: March 13, 2014

By	/s/ SHANNON K S JOHNSON	Chief Financial Officer
	Shannon K S Johnson	(principal financial officer and principal accounting officer)

Date: March 13, 2014

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Director
Danny Prosky

Date: March 13, 2014

By	/s/ PATRICK R. LEARDO	Director
Patrick R. Leardo

Date: March 13, 2014

By	/s/ GERALD W. ROBINSON	Director
Gerald W. Robinson

Date: March 13, 2014

By	/s/ GARY E. STARK	Director
Gary E. Stark

Date: March 13, 2014

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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Share Purchase Agreement In Relation to the Sale and Purchase of the Entire Issued Share Capital of Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited) by and between Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited) and GA HC REIT II U.K. SH Acquisition LTD, dated July 6, 2013 (included as Exhibit 2.1 to our Quarterly Report on Form 10-Q filed November 13, 2013 and incorporated herein by reference)

3.1
Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4
Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5
Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.7
Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT II, Inc. (included as Exhibit A to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit B to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit C to Prospectus dated February 14, 2013 filed pursuant to Rule 424(b)(3) (File No. 333-181928) on February 14, 2013 and incorporated herein by reference)

10.1
Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP (included as Exhibit 10.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

10.2
Advisory Agreement by and among Grubb & Ellis Healthcare REIT II, Inc., Grubb & Ellis Healthcare REIT II Holdings, LP and Griffin-American Healthcare REIT Advisor, LLC, dated November 7, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 9, 2011 and incorporated herein by reference)

10.3
Amendment to Agreement of Limited Partnership of Grubb & Ellis Healthcare REIT II Holdings, LP, dated January 4, 2012 (included as Exhibit 10.224 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

10.4
Form of Indemnification Agreement between Grubb & Ellis Healthcare REIT II, Inc. and Indemnitee made effective as of August 24, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

10.5
Grubb & Ellis Healthcare REIT II, Inc. 2009 Incentive Plan (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-158111) filed May 8, 2009 and incorporated herein by reference)

10.6
Second Amendment to Credit Agreement dated as of May 24, 2013 by and among Griffin-American Healthcare REIT II Holdings, LP, subsidiary guarantors, Bank of America, N.A., KeyBank National Association, RBS Citizens, N.A., Comerica Bank, Barclays Bank PLC, Fifth Third Bank, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Sumitomo Mitsui Banking Corporation (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 24, 2013 and incorporated herein by reference)

10.7
Revolving Note dated May 24, 2013, by Griffin-American Healthcare REIT II Holdings, LP for the benefit of Lenders (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 24, 2013 and incorporated herein by reference)

10.8
Agreement in Respect of the Leasing of the Caring Homes Elderly Care Home Portfolio and Other Matters Relating to MHL Holdco Limited and its Subsidiaries by and between Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited), Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited), et al, and GA HC REIT II U.K. SH Acquisition LTD and Griffin-American Healthcare REIT II, Inc., dated July 6, 2013 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 13, 2013 and incorporated herein by reference)

10.9
Agreed Form Lease by and between Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited) and Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited) (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 13, 2013 and incorporated herein by reference)

10.10
Second Amendment to Agreement of Limited Partnership of Griffin-American Healthcare REIT II Holdings, LP, dated September 11, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2013 and incorporated herein by reference)

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