Form 10-K/A
period 2013-12-31
Griffin-American Healthcare REIT II, Inc.
filed 2014-03-21
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1 to Form 10-K)
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
As of March 7, 2014, there were 292,698,141 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Form 10-K/A”) of Griffin-American Healthcare REIT II, Inc. amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 14, 2014 (the “Original Form 10-K”), solely to amend the Original Form 10-K to (i) correct inadvertent typographical and formatting errors by our EDGAR filing service in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations of the Original Form 10-K; (ii) include the consent of our independent registered public accounting firm as Exhibit 23.1, which exhibit was inadvertently omitted from the Original Form 10-K; and (iii) update the exhibit index to include Exhibit 23.1.
As a result of this amendment, the management certifications, filed as exhibits to the Original Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Form 10-K. This Form 10-K/A continues to speak as of the date of the Original Form 10-K and does not reflect any events that occurred at any subsequent date.

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
Except where otherwise noted, the change in our results of operations is primarily due to our 279 buildings as of December 31, 2013, as compared to 143 buildings as of December 31, 2012, and 56 buildings as of December 31, 2011. As of December 31, 2013, 2012 and 2011, we owned the following types of properties:

	December 31,
	2013			2012			2011
	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	139	$1,300,295,000	93.0%	78	$670,370,000	93.7%	33	$216,730,000	92.9%
Senior housing	59	578,103,000	100%	15	105,936,000	100%	—	—	—%
Skilled nursing facilities	41	397,468,000	100%	37	362,145,000	100%	16	144,000,000	100%
Senior housing–RIDEA	26	310,000,000	(1)	—	—	—%	—	—	—%
Hospitals	14	199,845,000	100%	13	186,145,000	100%	7	77,895,000	100%
Total/weighted average(2)	279	$2,785,711,000	95.8%	143	$1,324,596,000	96.6%	56	$438,625,000	96.1%
_________

(1)	The leased percentage for these 1,079 resident units was 93.6% as of December 31, 2013.

(2)	Leased percentage excludes Midwest CCRC Portfolio, which is operated utilizing a RIDEA structure.
Real Estate Revenue
For the years ended December 31, 2013, 2012 and 2011, real estate revenue was $202,096,000, $100,728,000 and $40,457,000, respectively, and was primarily comprised of base rent of $157,638,000, $78,548,000 and $31,506,000, respectively, and expense recoveries of $28,547,000, $15,036,000 and $6,175,000, respectively. For the year ended December 31, 2013, real estate revenue derived from our real estate investments in the United Kingdom was $12,979,000, or 6.4% of total real estate revenue.

Real estate revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Medical office buildings	$106,660,000	$49,981,000	$21,479,000
Skilled nursing facilities	49,381,000	37,432,000	11,327,000
Hospitals	23,563,000	12,280,000	7,651,000
Senior housing	22,492,000	1,035,000	—
Total	$202,096,000	$100,728,000	$40,457,000
Resident Fees and Services
For the year ended December 31, 2013, resident fees and services was $2,307,000 and related to revenue earned from our operations of senior housing facilities operated utilizing a RIDEA structure acquired in December 2013. We did not own or operate any real estate investments utilizing a RIDEA structure prior to December 2013.
Rental Expenses
For the years ended December 31, 2013, 2012 and 2011, rental expenses were $43,387,000, $21,131,000 and $8,330,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Real estate taxes	$16,760,000	$9,948,000	$3,709,000
Building maintenance	9,066,000	3,299,000	1,582,000
Utilities	7,921,000	3,204,000	1,361,000
Property management fees — affiliates	4,418,000	2,158,000	843,000
Administration	2,240,000	744,000	319,000
Insurance	872,000	452,000	180,000
Amortization of leasehold interests	208,000	243,000	139,000
RIDEA operating management fees	115,000	—	—
Other	1,787,000	1,083,000	197,000
Total	$43,387,000	$21,131,000	$8,330,000
Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2013		2012		2011
Medical office buildings	$34,572,000	32.4%	$16,666,000	33.3%	$6,575,000	30.6%
Skilled nursing facilities	3,392,000	6.9%	2,853,000	7.6%	1,030,000	9.1%
Hospitals	3,124,000	13.3%	1,516,000	12.3%	725,000	9.5%
Senior housing	800,000	3.6%	96,000	9.3%	—	—%
Senior housing–RIDEA	1,499,000	65.0%	—	—%	—	—%
Total/weighted average	$43,387,000	21.2%	$21,131,000	21.0%	$8,330,000	20.6%
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
General and Administrative
For the years ended December 31, 2013, 2012 and 2011, general and administrative was $22,519,000, $11,067,000 and $5,992,000, respectively. General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Asset management fees — affiliates	$13,751,000	$6,727,000	$2,929,000
Transfer agent services	2,349,000	1,119,000	—
Professional and legal fees	1,988,000	1,495,000	1,466,000
Franchise taxes	1,519,000	306,000	170,000
Bad debt expense	1,182,000	82,000	261,000
Bank charges	525,000	233,000	115,000
Board of directors fees	425,000	316,000	377,000
Directors’ and officers’ liability insurance	310,000	206,000	164,000
Postage & delivery	230,000	120,000	99,000
Restricted stock compensation	133,000	115,000	66,000
Transfer agent services — former affiliate	—	10,000	311,000
Other	107,000	338,000	34,000
Total	$22,519,000	$11,067,000	$5,992,000
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
Acquisition Related Expenses
For the years ended December 31, 2013, 2012 and 2011, we incurred acquisition related expenses of $25,501,000, $75,608,000 and $10,389,000, respectively.
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
Depreciation and Amortization
For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization was $76,188,000, $38,407,000 and $14,826,000, respectively, and consisted primarily of depreciation on our operating properties of $50,178,000, $25,125,000 and $9,919,000, respectively, and amortization on our identified intangible assets of $25,680,000, $13,183,000 and $4,878,000 respectively.
Interest Expense
For the years ended December 31, 2013, 2012 and 2011, interest expense including gain (loss) in fair value of derivative financial instruments was $17,765,000, $13,542,000 and $6,711,000, respectively. Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2013	2012	2011
Interest expense — mortgage loans payable and derivative financial instruments	$16,192,000	$10,935,000	$4,065,000
Interest expense — lines of credit	1,677,000	1,866,000	1,016,000
Amortization of debt discount and (premium), net	(2,209,000)	(1,023,000)	(47,000)
Amortization of deferred financing costs — lines of credit	1,734,000	1,021,000	661,000
Amortization of deferred financing costs — mortgage loans payable	842,000	732,000	606,000
(Gain) loss on extinguishment of debt — write-off of deferred financing costs and debt premium	(127,000)	35,000	44,000
(Gain) loss in fair value of derivative financial instruments	(344,000)	(24,000)	366,000
Total	$17,765,000	$13,542,000	$6,711,000
Foreign Currency and Derivative Loss
For the year ended December 31, 2013, we had $11,312,000 in net losses resulting from foreign currency transactions as compared to $0 in 2012 and 2011. The net losses on foreign currency transactions in 2013 were primarily due to an unrealized loss of $16,489,000 on our foreign currency forward contract, partially offset by the gains recognized in closing the acquisition of UK Senior Housing Portfolio in the amount of $4,295,000 and re-measurement of real estate notes receivable denominated in United Kingdom Pound Sterling, or GBP, as of December 31, 2013 of $519,000. For a further discussion of our foreign currency forward contract, including a discussion regarding the fair value measurements, see Note 8, Derivative Financial Instruments and Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The significant fluctuations in foreign currency exchange rates between GBP and U.S. Dollars, or USD, have material effects on our results of operations and financial position.

Interest Income
For the years ended December 31, 2013, 2012 and 2011, we had interest income of $329,000, $15,000 and $17,000, respectively, related to interest earned on funds held in cash accounts. Higher interest income in 2013 as compared to 2012 and 2011 was due to higher average cash balances in 2013 due to the close out of our follow-on offering.
Income Tax Benefit
For the year ended December 31, 2013, we had an income tax benefit of $1,005,000 as compared to $0 in 2012 and 2011. The income tax benefit in 2013 was primarily due to the $1,205,000 decrease in our foreign deferred tax liabilities on our real estate investments located in the United Kingdom, offset by $152,000 of foreign income taxes incurred on the 2013 operations of our real estate investments located in the United Kingdom and $48,000 of U.S. federal and state income tax expense incurred on our senior housing facilities owned and operated utilizing a RIDEA structure. For a further discussion of our income taxes, see Note 15, Income Taxes and Distributions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2013 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	159
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

Griffin-American Healthcare REIT II, Inc. (Registrant)

Date: March 20, 2014	By:	/s/ JEFFREY T. HANSON
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

21.1*	Subsidiaries of Griffin-American Healthcare REIT II, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.

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