Form 10-Q
period 2014-06-30
Griffin-American Healthcare REIT II, Inc.
filed 2014-08-13
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 8, 2014, there were 293,399,469 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate investments, net	$2,641,620,000	$2,523,699,000
Real estate notes receivable, net	29,210,000	18,888,000
Cash and cash equivalents	30,878,000	37,955,000
Accounts and other receivables, net	10,110,000	6,906,000
Restricted cash	14,845,000	12,972,000
Real estate and escrow deposits	1,500,000	4,701,000
Identified intangible assets, net	269,127,000	285,667,000
Other assets, net	49,953,000	37,938,000
Total assets	$3,047,243,000	$2,928,726,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$320,643,000	$329,476,000
Line of credit	217,300,000	68,000,000
Accounts payable and accrued liabilities	49,161,000	42,717,000
Accounts payable due to affiliates	3,124,000	2,407,000
Derivative financial instruments	27,249,000	16,940,000
Identified intangible liabilities, net	11,579,000	11,693,000
Security deposits, prepaid rent and other liabilities	72,704,000	72,262,000
Total liabilities	701,760,000	543,495,000

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 293,399,469 and 290,003,240 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,933,000	2,900,000
Additional paid-in capital	2,667,638,000	2,635,175,000
Accumulated deficit	(366,901,000)	(277,826,000)
Accumulated other comprehensive income	39,676,000	22,776,000
Total stockholders’ equity	2,343,346,000	2,383,025,000
Noncontrolling interests (Note 12)	2,137,000	2,206,000
Total equity	2,345,483,000	2,385,231,000
Total liabilities and equity	$3,047,243,000	$2,928,726,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate revenue	$72,935,000	$45,394,000	$145,203,000	$85,612,000
Resident fees and services	20,987,000	—	40,175,000	—
Total revenues	93,922,000	45,394,000	185,378,000	85,612,000
Expenses:
Rental expenses	34,992,000	10,217,000	66,303,000	18,457,000
General and administrative	11,704,000	4,369,000	19,890,000	8,439,000
Acquisition related expenses	1,101,000	3,674,000	2,743,000	7,279,000
Depreciation and amortization	34,326,000	16,420,000	67,927,000	31,238,000
Total expenses	82,123,000	34,680,000	156,863,000	65,413,000
Income from operations	11,799,000	10,714,000	28,515,000	20,199,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(5,445,000)	(4,488,000)	(10,538,000)	(8,565,000)
Gain in fair value of derivative financial instruments	25,000	123,000	75,000	212,000
Foreign currency and derivative loss	(7,682,000)	(330,000)	(9,904,000)	(330,000)
Interest income	1,000	34,000	4,000	37,000
(Loss) income before income taxes	(1,302,000)	6,053,000	8,152,000	11,553,000
Income tax benefit	805,000	—	1,437,000	—
Net (loss) income	(497,000)	6,053,000	9,589,000	11,553,000
Less: net loss (income) attributable to noncontrolling interests	3,000	(9,000)	(10,000)	(13,000)
Net (loss) income attributable to controlling interest	$(494,000)	$6,044,000	$9,579,000	$11,540,000
Net (loss) income per common share attributable to controlling interest — basic and diluted	$—	$0.04	$0.03	$0.08
Weighted average number of common shares outstanding — basic and diluted	293,304,968	155,827,697	292,474,061	140,121,582
Distributions declared per common share	$0.17	$0.17	$0.34	$0.34

Net (loss) income	$(497,000)	$6,053,000	$9,589,000	$11,553,000
Other comprehensive income:
Gains on intra-entity foreign currency transactions that are of a long-term investment nature	13,194,000	—	16,388,000	—
Foreign currency translation adjustments	424,000	—	528,000	—
Total other comprehensive income	13,618,000	—	16,916,000	—
Comprehensive income	13,121,000	6,053,000	26,505,000	11,553,000
Less: comprehensive income attributable to noncontrolling interests	(10,000)	(9,000)	(26,000)	(13,000)
Comprehensive income attributable to controlling interest	$13,111,000	$6,044,000	$26,479,000	$11,540,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2013	290,003,240	$2,900,000	$2,635,175,000	$(277,826,000)	$22,776,000	$2,383,025,000	$2,206,000	$2,385,231,000
Issuance of common stock	17,066	—	157,000	—	—	157,000	—	157,000
Offering costs — common stock	—	—	(3,000)	—	—	(3,000)	—	(3,000)
Issuance of vested and nonvested restricted common stock	81,540	—	167,000	—	—	167,000	—	167,000
Issuance of common stock under the DRIP	3,801,067	38,000	36,871,000	—	—	36,909,000	—	36,909,000
Repurchase of common stock	(503,444)	(5,000)	(4,855,000)	—	—	(4,860,000)	—	(4,860,000)
Amortization of nonvested common stock compensation	—	—	126,000	—	—	126,000	—	126,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(95,000)	(95,000)
Distributions declared	—	—	—	(98,654,000)	—	(98,654,000)	—	(98,654,000)
Net income	—	—	—	9,579,000	—	9,579,000	10,000	9,589,000
Other comprehensive income	—	—	—	—	16,900,000	16,900,000	16,000	16,916,000
BALANCE — June 30, 2014	293,399,469	$2,933,000	$2,667,638,000	$(366,901,000)	$39,676,000	$2,343,346,000	$2,137,000	$2,345,483,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$—	$860,307,000	$439,000	$860,746,000
Issuance of common stock	68,344,459	683,000	695,839,000	—	—	696,522,000	—	696,522,000
Offering costs — common stock	—	—	(69,889,000)	—	—	(69,889,000)	—	(69,889,000)
Issuance of common stock under the DRIP	2,351,143	24,000	22,806,000	—	—	22,830,000	—	22,830,000
Repurchase of common stock	(544,675)	(5,000)	(5,249,000)	—	—	(5,254,000)	—	(5,254,000)
Amortization of nonvested common stock compensation	—	—	53,000	—	—	53,000	—	53,000
Issuance of limited partnership units	—	—	268,000	—	—	268,000	1,744,000	2,012,000
Offering costs — limited partnership units	—	—	(21,000)	—	—	(21,000)	—	(21,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(43,000)	(43,000)
Distributions declared	—	—	—	(47,271,000)	—	(47,271,000)	—	(47,271,000)
Net income	—	—	—	11,540,000	—	11,540,000	13,000	11,553,000
BALANCE — June 30, 2013	183,350,915	$1,834,000	$1,653,959,000	$(186,708,000)	$—	$1,469,085,000	$2,153,000	$1,471,238,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,589,000	$11,553,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	69,314,000	32,312,000
Contingent consideration related to acquisition of real estate	—	(51,198,000)
Deferred rent	(11,887,000)	(5,646,000)
Stock based compensation	293,000	53,000
Acquisition fees paid in stock	67,000	351,000
Bad debt expense, net	98,000	118,000
Unrealized foreign currency (gain) loss	(398,000)	330,000
Change in fair value of contingent consideration	(78,000)	273,000
Changes in fair value of derivative financial instruments	10,309,000	(212,000)
Gain on property insurance settlement	(338,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(3,210,000)	(1,855,000)
Other assets	(1,550,000)	(2,834,000)
Accounts payable and accrued liabilities	7,666,000	5,596,000
Accounts payable due to affiliates	694,000	128,000
Security deposits, prepaid rent and other liabilities	(1,979,000)	(519,000)
Net cash provided by (used in) operating activities	78,590,000	(11,550,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(138,524,000)	(173,016,000)
Advances on real estate notes receivable	(10,767,000)	(5,200,000)
Principal repayment on real estate note receivable	999,000	—
Closing costs and origination fees on real estate notes receivable, net	(27,000)	(116,000)
Capital expenditures	(3,225,000)	(1,255,000)
Restricted cash	(1,873,000)	(4,769,000)
Real estate and escrow deposits	3,201,000	(21,242,000)
Proceeds from property insurance settlement	343,000	—
Net cash used in investing activities	(149,873,000)	(205,598,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(16,958,000)	(7,446,000)
Borrowings under the line of credit	195,700,000	86,900,000
Payments under the line of credit	(46,400,000)	(286,900,000)
Proceeds from issuance of common stock	—	688,902,000
Deferred financing costs	(152,000)	(2,677,000)
Contingent consideration related to acquisition of real estate	(1,028,000)	(3,077,000)
Repurchase of common stock	(4,860,000)	(5,254,000)
Distributions to noncontrolling interests	(95,000)	(28,000)
Purchase of noncontrolling interest	(6,000)	—
Security deposits	305,000	(1,959,000)
Payment of offering costs — common stock	(35,000)	(69,204,000)
Payment of offering costs — limited partnership units	—	(77,000)
Distributions paid	(62,091,000)	(21,108,000)
Net cash provided by financing activities	64,380,000	378,072,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,903,000)	160,924,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(174,000)	—

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH AND CASH EQUIVALENTS — Beginning of period	37,955,000	94,683,000
CASH AND CASH EQUIVALENTS — End of period	$30,878,000	$255,607,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,083,000	$8,180,000
Income taxes	$1,114,000	$88,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,351,000	$1,584,000
Accrued closing costs — real estate note receivable	$12,000	$4,000
Tenant improvement overage	$948,000	$42,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other receivables	$86,000	$—
Other assets	$120,000	$561,000
Mortgage loans payable, net	$9,360,000	$62,712,000
Accounts payable and accrued liabilities	$317,000	$1,448,000
Security deposits, prepaid rent and other liabilities	$647,000	$1,100,000
Financing Activities:
Issuance of common stock under the DRIP	$36,909,000	$22,830,000
Issuance of common stock for acquisitions	$90,000	$—
Distributions declared but not paid — common stock	$16,398,000	$9,724,000
Distributions declared but not paid — limited partnership units	$16,000	$15,000
Issuance of limited partnership units	$—	$2,012,000
Accrued offering costs — common stock	$—	$246,000
Accrued offering costs — limited partnership units	$—	$8,000
Receivable from transfer agent	$—	$9,850,000
Accrued deferred financing costs	$26,000	$54,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, between us and our former advisor. Effective January 7, 2012, we are externally advised by Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had an initial one-year term, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was most recently renewed pursuant to the mutual consent of the parties for a period beginning on June 6, 2014 and ending on January 7, 2015; provided, however, that in the event a definitive agreement relating to a Merger or Terminating Sale Transaction (as such terms are defined in the Amended and Restated Agreement of Limited Partnership, dated April 26, 2014, of our operating partnership) is entered into but not consummated prior to January 7, 2015, the Advisory Agreement will be automatically extended until the consummation or earlier termination of such Merger or Terminating Sale Transaction. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor also provides marketing, sales and client services on our behalf. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, served as our dealer manager in our initial offering effective as of January 7, 2012 and in our follow-on offering. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of June 30, 2014, we had completed 75 acquisitions comprising 289 buildings and approximately 11,277,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,929,461,000.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2014 and December 31, 2013, we owned greater than a 99.90% general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of June 30, 2014 and December 31, 2013, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership. As of June 30, 2014 and December 31, 2013, these investors collectively owned less than a 0.10% noncontrolling limited partnership interest in our operating partnership. Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of June 30, 2014 and December 31, 2013, we had $321,000 and $323,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable.
For the three months ended June 30, 2014 and 2013, $70,000 and $0, respectively, of our receivables were directly written off to bad debt expense. For the six months ended June 30, 2014 and 2013, $70,000 and $91,000, respectively, of our receivables were directly written off to bad debt expense.
For the three and six months ended June 30, 2014, $23,000 of our receivables were written off against the allowance for uncollectible accounts. For the three and six months ended June 30, 2013, $25,000 of our receivables were written off against the allowance for uncollectible accounts.
As of June 30, 2014 and December 31, 2013, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended June 30, 2014 and 2013, $6,000 and $7,000, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the six months ended June 30, 2014 and 2013, $7,000 and $18,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the United Kingdom, which does not recognize REITs and does not accord REIT status under its tax laws. Accordingly, we recognize income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs and foreign income taxes on our real estate investments in the United Kingdom.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the applicable taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of June 30, 2014 and December 31, 2013, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive income when such

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

changes occur. Deferred tax assets, net of valuation allowances are included in other assets in our accompanying condensed consolidated balance sheets. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive income when such changes occur. Deferred tax liabilities are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets.
See Note 15, Income Taxes, for a further discussion.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which amends the definition of a discontinued operation to raise the threshold for disposals to qualify as discontinued operations and requires additional disclosures about disposal transactions. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components either (i) has been disposed of or (ii) is classified as held for sale. In addition, ASU 2014-08 requires additional disclosures about both (i) a disposal transaction that meets the definition of a discontinued operation and (ii) an individually significant component of an entity that is disposed of or held for sale that does not qualify for discontinued operations presentation in the financial statements. We anticipate that the majority of our property dispositions will not be classified as discontinued operations. ASU 2014-08 is effective prospectively for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 on January 1, 2014, which did not have an impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance, and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. Early application is not permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 on January 1, 2017 will have on our consolidated financial statements, if any.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Building and improvements	$2,324,609,000	$2,189,345,000
Land	438,121,000	414,179,000
Furniture, fixtures and equipment	6,664,000	6,410,000
	2,769,394,000	2,609,934,000
Less: accumulated depreciation	(127,774,000)	(86,235,000)
	$2,641,620,000	$2,523,699,000
Depreciation expense for the three months ended June 30, 2014 and 2013 was $21,295,000 and $10,920,000, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $41,942,000 and $20,821,000, respectively.
In addition to the acquisitions discussed below, for the three months ended June 30, 2014, we had capital expenditures of $1,940,000 on our medical office buildings, $45,000 on our skilled nursing facilities and $325,000 on our senior housing–RIDEA facilities. We did not have any capital expenditures on our hospitals and senior housing facilities for the three months ended June 30, 2014.
In addition to the acquisitions discussed below, for the six months ended June 30, 2014, we had capital expenditures of $4,550,000 on our medical office buildings, $126,000 on our skilled nursing facilities and $335,000 on our senior housing–

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

RIDEA facilities. We did not have any capital expenditures on our hospitals and senior housing facilities for the six months ended June 30, 2014.
We reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2014 and 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of land in May 2013, for which we previously owned a leasehold interest, in Hope, Arkansas for a contract purchase price of $50,000 subsequent to the initial purchase of Dixie-Lobo Medical Office Building Portfolio. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Acquisitions in 2014
For the six months ended June 30, 2014, we acquired 10 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $143,750,000 and we incurred $3,737,000 to our advisor entities and their affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the six months ended June 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Acquisition Fee
Dux MOB Portfolio(4)	Chillicothe, OH	Medical Office	01/09/14	$25,150,000	$—	$23,500,000	$654,000	(8)
North Carolina ALF Portfolio(5)	Durham, NC	Senior Housing	02/06/14	21,000,000	—	21,600,000	546,000	(8)
Pennsylvania SNF Portfolio(6)	Royersford, PA	Skilled Nursing	03/06/14	39,000,000	—	40,530,000	1,014,000	(8)
Eagle Carson City MOB	Carson City, NV	Medical Office	03/19/14	19,500,000	—	11,000,000	507,000	(8)
Surgical Hospital of Humble(7)	Humble, TX	Medical Office	04/01/14	13,700,000	—	13,650,000	356,000	(9)
Brentwood CA MOB	Brentwood, CA	Medical Office	05/29/14	16,000,000	9,181,000	7,000,000	416,000	(9)
Villa Rosa MOB	San Antonio, TX	Medical Office	06/16/14	9,400,000	—	3,200,000	244,000	(9)
Total				$143,750,000	$9,181,000	$120,480,000	$3,737,000
___________

(1)	We own 100% of our properties acquired in 2014.

(2)	Represents the balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)
Represents borrowings under our unsecured revolving line of credit, as defined in Note 8, Line of Credit, at the time of acquisition. We periodically advance funds and pay down our unsecured revolving line of credit as needed. See Note 8, Line of Credit, for a further discussion.

(4)	On January 9, 2014, we added one additional building to our existing Dux MOB Portfolio. The other 14 buildings were purchased in December 2013.

(5)	On February 6, 2014, we added one additional building to our existing North Carolina ALF Portfolio. The other five buildings were purchased in December 2012.

(6)	On March 6, 2014, we added four additional buildings to our existing Pennsylvania SNF Portfolio. The other two buildings were purchased in April 2013.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(7)	On April 1, 2014, we added one additional building to our existing Surgical Hospital of Humble Portfolio. The other building was purchased in December 2010.

(8)
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

(9)
Our sub-advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.60% of the contract purchase price.

4. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of June 30, 2014 and December 31, 2013:

					Outstanding Balance(2)
Notes Receivable Location of Related Property or Collateral	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	June 30, 2014	December 31, 2013	Acquisition Fee(3)
UK Development Facility(4)
United Kingdom	09/11/13	various	7.50%	$114,081,000	$20,107,000	$16,593,000	$400,000
Kissito Note
Roanoke, VA	09/20/13	03/19/15	7.25%	$4,400,000	3,672,000	2,002,000	73,000
Landmark Naples Note
Naples, FL	03/28/14	03/28/16	6.00%	$18,900,000	5,177,000	—	104,000
					28,956,000	18,595,000	$577,000
Unamortized closing costs and origination fees, net					254,000	293,000
Real estate notes receivable, net					$29,210,000	$18,888,000
___________

(1)	Represents the per annum interest rate in effect as of June 30, 2014.

(2)
Outstanding balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The UK Development Facility is subject to certain prepayment restrictions if repaid on or before the maturity date. Based on the currency exchange rate as of June 30, 2014, approximately $107,312,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements.

(3)	Our sub-advisor was paid, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced through June 30, 2014.

(4)
We entered into the UK Development Facility agreement on July 6, 2013, which was effective upon the acquisition of UK Senior Housing Portfolio on September 11, 2013. There are various maturity dates depending upon the timing of advances; however, the maturity date will be no later than March 10, 2022. Based on the currency exchange rate as of June 30, 2014, the maximum amount of advances available was £66,691,000, or approximately $114,081,000, and the outstanding balance as of June 30, 2014 was £11,754,000, or approximately $20,107,000.

Pursuant to certain terms and conditions which may or may not be satisfied, we have the option to purchase the properties securing the UK Development Facility, Kissito Note and Landmark Naples Note.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following shows the change in the carrying amount of real estate notes receivable, net for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$18,888,000	$5,182,000
Additions:
Advances on real estate notes receivable	10,767,000	5,200,000
Closing costs and origination fees, net	39,000	104,000
Unrealized foreign currency gain from remeasurement	593,000	—
Deductions:
Principal repayment of real estate note receivable	(999,000)	—
Amortization of closing costs and origination fees	(78,000)	(67,000)
Ending balance	$29,210,000	$10,419,000
Amortization expense on closing costs and origination fees for the three months ended June 30, 2014 and 2013 was $2,000 and $42,000, respectively, and for the six months ended June 30, 2014 and 2013, was $78,000 and $67,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Tenant relationships, net of accumulated amortization of $17,868,000 and $11,128,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 17.6 years and 17.8 years as of June 30, 2014 and December 31, 2013, respectively)	$130,845,000	$131,816,000
In-place leases, net of accumulated amortization of $39,542,000 and $23,364,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 8.3 years and 8.1 years as of June 30, 2014 and December 31, 2013, respectively)	109,162,000	123,780,000
Leasehold interests, net of accumulated amortization of $799,000 and $658,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 63.4 years and 63.8 years as of June 30, 2014 and December 31, 2013, respectively)	15,936,000	16,077,000
Above market leases, net of accumulated amortization of $4,474,000 and $3,466,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 6.2 years and 6.6 years as of June 30, 2014 and December 31, 2013, respectively)	12,597,000	13,400,000
Defeasible interest, net of accumulated amortization of $36,000 and $29,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 39.3 years and 39.8 years as of June 30, 2014 and December 31, 2013, respectively)	587,000	594,000
	$269,127,000	$285,667,000
Amortization expense for the three months ended June 30, 2014 and 2013 was $13,757,000 and $6,185,000, respectively, which included $799,000 and $688,000, respectively, of amortization recorded against real estate revenue for above market leases and $70,000 and $68,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income.
Amortization expense for the six months ended June 30, 2014 and 2013 was $27,392,000 and $11,685,000, respectively, which included $1,542,000 and $1,246,000, respectively, of amortization recorded against real estate revenue for above market leases and $141,000 and $138,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive income.
The aggregate weighted average remaining life of the identified intangible assets was 16.0 and 15.7 years as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, estimated amortization expense on the identified intangible

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

assets for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$25,510,000
2015	26,200,000
2016	23,955,000
2017	21,836,000
2018	20,033,000
Thereafter	151,593,000
$269,127,000
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Deferred rent receivables	$36,531,000	$24,494,000
Deferred financing costs, net of accumulated amortization of $5,016,000 and $3,627,000 as of June 30, 2014 and December 31, 2013, respectively	4,866,000	6,282,000
Prepaid expenses and deposits	2,651,000	2,485,000
Lease commissions, net of accumulated amortization of $637,000 and $393,000 as of June 30, 2014 and December 31, 2013, respectively	5,905,000	4,677,000
	$49,953,000	$37,938,000
Amortization expense on lease commissions for the three months ended June 30, 2014 and 2013 was $143,000 and $71,000, respectively, and for the six months ended June 30, 2014 and 2013 was $276,000 and $116,000, respectively.
Amortization expense on deferred financing costs for the three months ended June 30, 2014 and 2013 was $840,000 and $622,000, respectively, and for the six months ended June 30, 2014 and 2013 was $1,592,000 and $1,081,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income.
For the six months ended June 30, 2014, $90,000 of the total $1,592,000 was related to the write-off of deferred financing costs due to the early extinguishment of the mortgage loans payables secured by a property in the FLAGS MOB Portfolio and Muskogee Long-Term Acute Care Hospital. For the six months ended June 30, 2013, $56,000 of the $1,081,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable secured by Hardy Oak Medical Office Building.
As of June 30, 2014, estimated amortization expense on deferred financing costs and lease commissions for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$1,851,000
2015	2,243,000
2016	1,062,000
2017	866,000
2018	780,000
Thereafter	3,969,000
$10,771,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Mortgage Loans Payable, Net
Mortgage loans payable were $307,946,000 ($320,643,000, net of discount and premium) and $315,722,000 ($329,476,000, net of discount and premium) as of June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014, we had 42 fixed rate and two variable rate mortgage loans payable with effective interest rates ranging from 1.25% to 6.60% per annum and a weighted average effective interest rate of 4.94% per annum based on interest rates in effect as of June 30, 2014. The mortgage loans payable as of June 30, 2014 had maturity dates ranging from February 28, 2015 to September 1, 2047. As of June 30, 2014, we had $298,880,000 ($311,775,000, net of discount and premium) of fixed rate debt, or 97.1% of mortgage loans payable, at a weighted average effective interest rate of 5.01% per annum, and $9,066,000 ($8,868,000, net of discount) of variable rate debt, or 2.9% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum.
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
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2014 and December 31, 2013, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Total fixed rate debt	$298,880,000	$299,680,000
Total variable rate debt	9,066,000	16,042,000
	307,946,000	315,722,000
Less: discount	(201,000)	(216,000)
Add: premium	12,898,000	13,970,000
Mortgage loans payable, net	$320,643,000	$329,476,000
The following shows the change in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$329,476,000	$291,052,000
Additions:
Assumptions of mortgage loans payable, net	9,360,000	62,712,000
Deductions:
Scheduled principal payments on mortgage loans payable	(2,815,000)	(2,410,000)
Principal payments on early extinguishment of mortgage loans payable	(14,143,000)	(5,036,000)
Amortization of premium/discount on mortgage loans payable	(1,235,000)	(1,091,000)
Ending balance	$320,643,000	$345,227,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2014, the principal payments due on our mortgage loans payable for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$5,154,000
2015	42,092,000
2016	58,839,000
2017	24,574,000
2018	34,069,000
Thereafter	143,218,000
$307,946,000
8. Line of Credit
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
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of June 30, 2014 and December 31, 2013, we were in compliance with all such covenants and requirements.

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
The actual amount of credit available under our unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement, as amended. Based on the value of our borrowing base properties, as such term is used in the Credit Agreement, as amended, our aggregate borrowing capacity under our unsecured line of credit was $450,000,000 as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, borrowings outstanding under our unsecured line of credit totaled $217,300,000 and $68,000,000, respectively, and $232,700,000 and $382,000,000, respectively, remained available thereunder. The weighted average interest rate on borrowings outstanding as of June 30, 2014 and December 31, 2013 was 2.15% and 2.32%, respectively, per annum.
9. Derivative Financial Instruments
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
As of June 30, 2014 and December 31, 2013, no derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and foreign currency fluctuations, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income. Changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
Interest Rate Swaps
For the three months ended June 30, 2014 and 2013, we recorded $25,000 and $123,000, respectively, and for the six months ended June 30, 2014 and 2013, we recorded $75,000 and $212,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income related to the change in the fair value of our interest rate swaps.
The following table lists the interest rate swap contracts held by us as of June 30, 2014:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,354,000	one month LIBOR	6.00%	$(295,000)	Swap	08/15/21
6,712,000	one month LIBOR	4.11%	(81,000)	Swap	10/01/15
$9,066,000			$(376,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table lists the interest rate swap contracts held by us as of December 31, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,483,000	one month LIBOR	6.00%	$(309,000)	Swap	08/15/21
6,798,000	one month LIBOR	4.41%	—	Swap	01/01/14
6,761,000	one month LIBOR	4.28%	(39,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(103,000)	Swap	10/01/15
$22,826,000			$(451,000)
Foreign Currency Forward Contract
On September 9, 2013, we entered into a foreign currency forward contract to sell £180,000,000 at the fixed foreign currency exchange rate of 1.5606 on September 10, 2014. For the three and six months ended June 30, 2014, we recorded an unrealized loss of $8,185,000 and $10,384,000, respectively, to foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income related to the change in the fair value of our foreign currency forward contract. As of June 30, 2014 and December 31, 2013, the fair value of our foreign currency forward contract was $(26,873,000) and $(16,489,000), which is included in derivative financial instruments in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2013, we did not enter into any foreign currency forward contracts.
10. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Below market leases, net of accumulated amortization of $1,354,000 and $887,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 7.4 years and 7.8 years as of June 30, 2014 and December 31, 2013, respectively)	$6,408,000	$6,884,000
Above market leasehold interests, net of accumulated amortization of $136,000 and $83,000 as of June 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 67.7 years and 70.0 years as of June 30, 2014 and December 31, 2013, respectively)	5,171,000	4,809,000
	$11,579,000	$11,693,000
Amortization expense on below market leases for the three months ended June 30, 2014 and 2013 was $303,000 and $193,000, respectively, and for the six months ended June 30, 2014 and 2013 was $678,000 and $340,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.
Amortization expense on above market leasehold interests for the three months ended June 30, 2014 and 2013 was $26,000 and $14,000, respectively, and for the six months ended June 30, 2014 and 2013 was $53,000 and $26,000, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income.
The aggregate weighted average remaining life of the identified intangible liabilities was 34.3 and 33.4 years as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, estimated amortization expense on below market leases and above market leasehold interests for the six months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Year	Amount
2014	$639,000
2015	1,214,000
2016	1,149,000
2017	994,000
2018	885,000
Thereafter	6,698,000
$11,579,000
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
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. Until November 6, 2012, we offered to the public up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and $285,000,000 of shares of our common stock pursuant to the DRIP for $9.50 per share. On November 7, 2012, we began selling shares of our common stock in our initial offering at $10.22 per share in our primary offering and issuing shares pursuant to the DRIP for $9.71 per share. On February 14, 2013, we terminated our initial offering.
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
On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register $100,000,000 of additional shares of our common stock pursuant to our distribution reinvestment plan, or the Secondary DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

filing; however, we did not commence offering shares pursuant to the Secondary DRIP until October 30, 2013 following the termination of our follow-on offering. On March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all future distributions declared will be paid in cash to our stockholders.
On January 4, 2012, Griffin-American Advisor acquired 22,222 shares of our common stock for $200,000.
Through June 30, 2014, we granted an aggregate of 149,040 shares of our restricted common stock to our independent directors. Through June 30, 2014, we had issued 280,801,806 shares of our common stock in connection with our offerings, 14,305,741 shares of our common stock pursuant to the DRIP and the Secondary DRIP and 105,337 shares of our common stock for property acquisition fees that were issued after the termination of our follow-on offering. We had also repurchased 1,984,677 shares of our common stock under our share repurchase plan through June 30, 2014. As of June 30, 2014 and December 31, 2013, we had 293,399,469 and 290,003,240 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Initial Offering
Through the termination of our initial offering on February 14, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $0 and $9,102,000 in selling commissions to our dealer manager, respectively. Such commissions were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $33,457,000 and $37,894,000 in selling commissions to our dealer manager, respectively. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Dealer Manager Fee
Initial Offering
Through the termination of our initial offering on February 14, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $0 and $3,981,000 in dealer manager fees to our dealer manager, respectively. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of the dealer manager fee to participating broker-dealers. For the three and six months ended June 30, 2013, we incurred $14,888,000 and $16,850,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our follow-on offering.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accumulated Other Comprehensive Income
For the three and six months ended June 30, 2013, we did not have other comprehensive income. The changes in accumulated other comprehensive income, net of noncontrolling interests, by component consisted of the following for the six months ended June 30, 2014:

	Gains on Intra-Entity Foreign Currency Transactions That Are of a Long-Term Investment Nature	Foreign Currency Translation Adjustments	Total
Balance — December 31, 2013	$22,037,000	$739,000	$22,776,000
Net change in current period	16,372,000	528,000	16,900,000
Balance — June 30, 2014	$38,409,000	$1,267,000	$39,676,000
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
As of June 30, 2014 and 2013, we owned greater than a 99.90% and 99.86%, respectively, general partnership interest in our operating partnership and our limited partners owned less than a 0.10% and 0.14%, respectively, limited partnership interest in our operating partnership. As such, less than 0.10% and 0.14%, respectively, of the earnings of our operating partnership for the three and six months ended June 30, 2014 and 2013 were allocated to noncontrolling interests, subject to certain limitations.
Until December 31, 2013, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property. As such, for the three and six months ended June 30, 2013, 1.25% of the earnings of the Pocatello East MOB property were allocated to noncontrolling interests.
On December 31, 2013, we purchased the remaining 1.25% noncontrolling interest in the consolidated limited liability company that owns the Pocatello East MOB property that was purchased on July 27, 2010.
Distribution Reinvestment Plan
We adopted the DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. We commenced offering shares under the Secondary DRIP on October 30, 2013 following the termination of our follow-on offering. Our board of directors is evaluating our strategic alternatives to maximize stockholder value. See Note 20, Subsequent Event — Entry into an Agreement and Plan of Merger, for a further discussion. As such, on March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all future distributions declared will be paid in cash to our stockholders.
For the three months ended June 30, 2014 and 2013, $9,498,000 and $12,701,000, respectively, in distributions were reinvested and 978,027 and 1,307,929 shares of our common stock, respectively, were issued pursuant to the Secondary DRIP and the DRIP, respectively.
For the six months ended June 30, 2014 and 2013, $36,909,000 and $22,830,000, respectively, in distributions were reinvested and 3,801,067 and 2,351,143 shares of our common stock, respectively, were issued pursuant to the Secondary DRIP and the DRIP, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2014 and December 31, 2013, a total of $138,238,000 and $101,329,000, respectively, in distributions were reinvested and 14,305,741 and 10,504,674 shares of our common stock, respectively, were issued pursuant to the DRIP and the Secondary DRIP.
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
On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased following a one year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares had been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we were engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan would always be equal to or lower than the applicable per share offering price. However, if shares of our common stock were to be repurchased in connection with a stockholder's death or qualifying disability, the repurchase price would be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests would be honored among all requests for repurchase in any given repurchase period, as followed: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. Our board of directors is evaluating our strategic alternatives to maximize stockholder value. See Note 20, Subsequent Event — Entry into an Agreement and Plan of Merger, for a further discussion. As such, on March 28, 2014, our board of directors suspended our share repurchase plan, and no stockholder repurchase requests submitted will be fulfilled beginning with requests with respect to the second quarter of 2014.
For the three months ended June 30, 2014 and 2013, we received share repurchase requests and repurchased 280,031 and 264,683 shares of our common stock, respectively, for an aggregate of $2,730,000 and $2,554,000, respectively, at an average repurchase price of $9.75 and $9.65 per share, respectively, and for the six months ended June 30, 2014 and 2013, we received share repurchase requests and repurchased 503,444 and 544,675 shares of our common stock, respectively, for an aggregate of $4,860,000 and $5,254,000, respectively, at an average repurchase price of $9.65 and $9.65 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
As of June 30, 2014 and December 31, 2013, we had received share repurchase requests and had repurchased 1,984,677 shares of our common stock for an aggregate of $19,159,000 at an average price of $9.65 per share and 1,481,233 shares of our common stock for an aggregate of $14,299,000 at an average price of $9.65, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
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

Through June 30, 2014, we granted an aggregate of 60,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, on November 7, 2012 and January 20, 2014, we granted an aggregate of 7,500 and 81,540 shares, respectively, of restricted common stock to our independent directors in consideration of the board of directors' determination of market

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

compensation for independent directors of similar publicly registered real estate investment trusts and for their past services rendered, respectively. These shares of restricted common stock vest under the same period described above.
The fair value of each share of restricted common stock at the date of grant was estimated at $10.00 or $10.22 per share, as applicable, the then most recent price paid to acquire a share of our common stock in our offerings; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized on a straight-line basis over the vesting period. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.
For the three months ended June 30, 2014 and 2013, we recognized compensation expense of $67,000 and $27,000, respectively, and for the six months ended June 30, 2014 and 2013, we recognized compensation expense of $293,000 and $53,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2014 and 2013, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
As of June 30, 2014 and December 31, 2013, there was $820,000 and $280,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.33 years.

As of June 30, 2014 and December 31, 2013, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $942,000 and $306,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2014 and December 31, 2013, and the changes for the six months ended June 30, 2014, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	30,000	$10.19
Granted	81,540	$10.22
Vested	(19,308)	$10.19
Forfeited	—	$—
Balance — June 30, 2014	92,232	$10.22
Expected to vest — June 30, 2014	92,232	$10.22
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our sub-advisor, one of our co-sponsors or other affiliated entities. We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended June 30, 2014 and 2013, we incurred $13,689,000 and $10,633,000, respectively, and for six months ended June 30, 2014 and 2013, we incurred $25,673,000 and $17,778,000, respectively, in fees and expenses to our affiliates as detailed below. Our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Stage
Other Organizational and Offering Expenses
Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were paid from the gross proceeds of our offerings.
Initial Offering
Through the termination of our initial offering on February 14, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2013, we incurred $1,000 and $116,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2013, we incurred $1,288,000 and $1,946,000 in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Until March 31, 2014, the acquisition fee for property acquisitions was paid as follows: (i) in shares of common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the price paid to acquire a share of our common stock in our offerings, net of selling commissions and dealer manager fees, and (ii) the remainder in cash equal to 2.45% of the contract purchase price. Since April 1, 2014, the acquisition fee for property acquisitions is paid in cash equal to 2.60% of the contract purchase price. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended June 30, 2014 and 2013, we incurred $1,107,000 and $3,713,000, respectively, and for the six months ended June 30, 2014 and 2013, we incurred $3,953,000 and $6,198,000, respectively, in acquisition fees to our sub-advisor and its affiliates, which included 0 shares and23,056 shares of common stock issued for the three months ended June 30, 2014 and 2013, respectively, and 17,066 shares and 38,213 shares of common stock for the six months ended June 30, 2014 and 2013, respectively.
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
Development Fee
In the event our sub-advisor or its affiliates provide development-related services, our sub-advisor or its affiliates receive a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and six months ended June 30, 2014 and 2013, we did not incur any development fees to our sub-advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reimbursement of Acquisition Expenses
Our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and six months ended June 30, 2014 and 2013, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
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
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and six months ended June 30, 2014 and 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio on May 2, 2013. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Operational Stage
Asset Management Fee
Our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended June 30, 2014 and 2013, we incurred $5,783,000 and $3,011,000, respectively, and for the six months ended June 30, 2014 and 2013, we incurred $11,373,000 and $5,729,000, respectively, in asset management fees to our sub-advisor.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
Property Management Fee
Our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended June 30, 2014 and 2013, we incurred $1,638,000 and $1,033,000, respectively, and for six months ended June 30, 2014 and 2013, we incurred $3,248,000 and $1,858,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On-site Personnel Payroll
For the three and six months ended June 30, 2014,  we incurred $4,480,000 and $5,491,000, respectively, as a reimbursement of payroll expense for on-site personnel to an affiliate of our advisor, which is included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive income. We did not incur any such amounts for the three and six months ended June 30, 2013.
Lease Fees
We pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended June 30, 2014 and 2013, we incurred $609,000 and $1,551,000, respectively, and for the six months ended June 30, 2014 and 2013, we incurred $1,469,000 and $1,856,000, respectively, in lease fees to our sub-advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended June 30, 2014 and 2013, we incurred $72,000 and $36,000, respectively, and for the six months ended June 30, 2014 and 2013, we incurred $139,000 and $75,000, respectively, in construction management fees to our sub-advisor or its affiliates.
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
For the 12 months ended June 30, 2014, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.1% and 23.9%, respectively, for the 12 months ended June 30, 2014. For the three and six months ended June 30, 2014 and 2013, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.
Operating expense reimbursements are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive income.
Compensation for Additional Services
Our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2014 and 2013, our sub-advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2014 and 2013, we did not incur any disposition fees to our sub-advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution from our operating partnership will be equal to 77.09% of 15.0% of the net proceeds from the sales of properties, as set forth in the operating partnership agreement, as amended, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sale proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2014 and 2013, we did not incur any such distributions to our sub-advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution from our operating partnership equal to 77.09% of 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, as set forth in the operating partnership agreement, as amended. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing among other factors. For the three and six months ended June 30, 2014 and 2013, we did not incur any such distributions to our sub-advisor.
Subordinated Distribution Upon Termination
Upon termination or non-renewal of the Advisory Agreement, if the shares of our common stock are not listed on a national securities exchange, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 77.09% of 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, will provide them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date, subject to certain reductions relating to properties acquired prior to Griffin-American Advisor's appointment as our advisor.
Upon termination or non-renewal of the Advisory Agreement in connection with a merger of our company, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 77.09% of 15.0% of the amount, if any, by which (i) the Implied Value (as defined below) of our assets, plus our cash, cash equivalents, deposits, receivables and prepaid assets as of the date of such merger, less any of our indebtedness or other liabilities, less the amount of transaction or selling expenses incurred in connection with such merger, plus total distributions paid through the date of such merger, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on the gross proceeds through the date of the merger; provided, that the term “Implied Value” means the sum of (A)(1) the total number of shares of our stock outstanding immediately prior to the merger, multiplied by (2) the aggregate consideration paid per share of our stock in connection with the merger, plus (B) any incentive distributions paid or payable to our advisor, our sub-advisor or our former

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

advisor in connection with the merger, plus (C) any of our indebtedness or other liabilities, plus (D) the amount of transaction or selling expenses incurred by us or on our behalf in connection with the merger as of the date of the merger, minus (E) our cash, cash equivalents, deposits, receivables and prepaid assets.
As of June 30, 2014 and 2013, we had not recorded any charges to earnings related to the subordinated distribution upon termination. See Note 20, Subsequent Event — Entry into an Agreement and Plan of Merger, for a further discussion.
Executive Stock Purchase Plans
Effective January 1, 2013, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed a stock purchase plan, or the Executive Stock Purchase Plans, whereby they each irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President of Acquisitions, Stefan K.L. Oh, and our Secretary, Cora Lo, each executed similar Executive Stock Purchase Plans whereby each executive irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salary earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. The Executive Stock Purchase Plans each were to terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. In connection with the termination of our follow-on offering on October 30, 2013, the Executive Stock Purchase Plans also terminated, and therefore we did not issue any shares of our common stock pursuant to the applicable stock purchase plan for the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2013, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended		Six Months Ended
		June 30, 2013		June 30, 2013
Officer's Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$20,000	2,170	$40,000	4,339
Danny Prosky	President and Chief Operating Officer	15,000	1,567	29,000	3,132
Mathieu B. Streiff	Executive Vice President, General Counsel	13,000	1,396	26,000	2,787
Shannon K S Johnson	Chief Financial Officer	6,000	597	11,000	1,145
Stefan K.L. Oh	Senior Vice President of Acquisitions	5,000	576	8,000	917
Cora Lo	Secretary	3,000	334	6,000	643
		$62,000	6,640	$120,000	12,963
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
Fee	2014	2013
Asset and property management fees	$2,539,000	$2,201,000
Lease commissions	440,000	83,000
Construction management fees	145,000	94,000
Offering costs	—	28,000
Operating expenses	—	1,000
	$3,124,000	$2,407,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Asset Allocation Policy
On April 10, 2014, American Healthcare Investors, acting as managing member of our sub-advisor and Griffin-American Healthcare REIT III Advisor, LLC, the advisor of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, another publicly registered non-traded healthcare REIT also co-sponsored by American Healthcare Investors, adopted an asset allocation policy that initially applied until June 30, 2014 to allocate property acquisitions among us and GA Healthcare REIT III. On June 23, 2014, the asset allocation policy was renewed for another 30 days and subject to successive automatic 30 day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT III. Pursuant to the asset allocation policy, American Healthcare Investors will allocate potential investment opportunities to us and GA Healthcare REIT III based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects.
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
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$376,000	$—	$376,000
Foreign currency forward contract	—	26,873,000	—	26,873,000
Contingent consideration obligations	—	—	3,669,000	3,669,000
Total liabilities at fair value	$—	$27,249,000	$3,669,000	$30,918,000

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

There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2014 and 2013.

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
Although we have determined that the majority of the inputs used to value our interest rate swaps and foreign currency forward contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps and foreign currency forward contracts. As a result, we have determined that our interest rate swaps and foreign currency forward contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Obligations
In connection with our property acquisitions, we have accrued $3,669,000 and $4,675,000 as contingent consideration obligations as of June 30, 2014 and December 31, 2013, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing of unoccupied space. Of the amount accrued as of June 30, 2014, $2,911,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $758,000 relates to various other property acquisitions. Of the amount accrued as of December 31, 2013, $3,208,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio and $1,467,000 relates to various other property acquisitions.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that the tenant will achieve the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of June 30, 2014, we have made payments of $3,614,000 towards this obligation.

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
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of June 30, 2014 and December 31, 2013 for our most significant contingent consideration obligation:

Property	Fair Value as of June 30, 2014	Fair Value as of December 31, 2013	Unobservable Inputs	Range of Inputs/Inputs
Pacific Northwest Senior Care Portfolio	$2,911,000	$3,208,000	Achieve Required Lease Coverage Ratios	Yes
			Total Estimated Cost of Tenant Improvements	$6,525,000
			Percentage of Eligible Payment Requested	100%
___________
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to each contingent consideration obligation as of June 30, 2014 and December 31, 2013. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do, then the fair value would decrease. If the lease coverage ratio is not met for Pacific Northwest Senior Care Portfolio, then the fair value would decrease to $1,086,000 and $1,383,000 as of June 30, 2014 and December 31, 2013, respectively. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenant improvements would have no impact on the payment.
The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contingent Consideration Obligations:
Beginning balance	$4,386,000	$59,615,000	$4,675,000	$60,204,000
Additions to contingent consideration obligations	—	287,000	100,000	287,000
Realized/unrealized (gains) losses recognized in earnings	(40,000)	(185,000)	(78,000)	273,000
Settlements of obligations	(677,000)	(53,228,000)	(1,028,000)	(54,275,000)
Ending balance	$3,669,000	$6,489,000	$3,669,000	$6,489,000
Amount of total gains included in earnings attributable to the change in unrealized (gains) losses related to obligations still held	$(40,000)	$(185,000)	$(78,000)	$(185,000)
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
We consider the carrying values of real estate notes receivable, net, cash and cash equivalents, accounts and other receivables, net, restricted cash, real estate and escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.
The fair value of the mortgage loans payable and our unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2014 and December 31, 2013, the fair value of the mortgage loans payable was $325,400,000 and $324,930,000, respectively, compared

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

to the carrying value of $320,643,000 and $329,476,000, respectively. The fair value of our unsecured line of credit as of June 30, 2014 and December 31, 2013 was $217,817,000 and $68,243,000, respectively, compared to the carrying value of $217,300,000 and $68,000,000, respectively. We have determined that the mortgage loans payable and our unsecured line of credit valuations are classified as Level 2 within the fair value hierarchy.
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
We did not incur income taxes for the three and six months ended June 30, 2013. Components of (loss) income before taxes for the three and six months ended June 30, 2014 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Domestic	$(228,000)	$10,095,000
Foreign	(1,074,000)	(1,943,000)
(Loss) income before income taxes	$(1,302,000)	$8,152,000
The components of income tax expense (benefit) for the three and six months ended June 30, 2014 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Federal deferred	$(4,801,000)	$(7,546,000)
State deferred	(567,000)	(838,000)
Foreign current	120,000	281,000
Foreign deferred	(925,000)	(1,670,000)
Valuation allowances	5,368,000	8,336,000
Total income tax (benefit)	$(805,000)	$(1,437,000)
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs. Foreign income taxes are generally a function of our income on our real estate investments located in the United Kingdom.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2014, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For foreign income tax purposes, the acquisition of UK Senior Housing Portfolio has been treated as a tax-free transaction resulting in a carry-over basis in assets and liabilities. In accordance with GAAP, we record all of the acquired assets and liabilities at the estimated fair values and recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the assets at the date of acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit in our condensed consolidated statements of operations and comprehensive income. The components of deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss	$8,336,000	$—
Valuation allowances	(8,336,000)	—
Total deferred income tax assets	$—	$—
Deferred income tax liabilities:
Foreign – built-in-gains, real estate properties	$47,443,000	$47,635,000
Other – temporary differences	2,831,000	2,730,000
Total deferred income tax liabilities	$50,274,000	$50,365,000
16. Business Combinations
2014
For the six months ended June 30, 2014, we acquired four buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $70,050,000, plus closing costs and acquisition fees of $2,148,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income. See Note 3, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions. Based on quantitative and qualitative considerations, the business combinations we completed during 2014 are not material individually or in the aggregate.
2013
For the six months ended June 30, 2013, we completed nine property acquisitions comprising 27 buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $198,950,000, plus closing costs and acquisition fees of $6,117,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive income.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2013 for the period subsequent to the acquisition date of each property through June 30, 2013. For the period from the acquisition date through June 30, 2013, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
2013 Acquisitions	$4,990,000	$1,002,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following summarizes the fair value of our 2013 property acquisitions at the time of acquisition:

	2013 Acquisitions
Building and improvements	$148,246,000
Land	17,025,000
In-place leases	13,673,000
Tenant relationships	22,058,000
Above market leases	2,512,000
Total assets acquired	203,514,000
Mortgage loans payable, net	(62,712,000)
Below market leases	(1,536,000)
Above market leasehold interest	(147,000)
Other liabilities	(287,000)	(1)
Total liabilities assumed	(64,682,000)
Net assets acquired	$138,832,000
__________

(1)
Included in other liabilities is $287,000 accrued for as contingent consideration in connection with the purchase of a building in the Central Indiana MOB Portfolio. See Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

Assuming the property acquisitions in 2013 discussed above had occurred on January 1, 2012, for the three months and six months ended June 30, 2013 and 2012, pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per common share attributable to controlling interest — basic and diluted would have been as follows:

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
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of June 30, 2014, we evaluated our business and made resource allocations based on five reportable business segments—medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties which lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments. Our senior housing–RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.

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

Summary information for the reportable segments during the three and six months ended June 30, 2014 and 2013 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Three Months Ended June 30, 2014
Revenues:
Real estate revenue	$39,459,000	$13,298,000	$6,350,000	$13,828,000	$—	$72,935,000
Resident fees and services	—	975,000	—	623,000	19,389,000	20,987,000
Total revenues	39,459,000	14,273,000	6,350,000	14,451,000	19,389,000	93,922,000
Expenses:
Rental expenses	12,592,000	6,073,000	896,000	1,246,000	14,185,000	34,992,000
Segment net operating income	$26,867,000	$8,200,000	$5,454,000	$13,205,000	$5,204,000	$58,930,000
Expenses:
General and administrative						$11,704,000
Acquisition related expenses						1,101,000
Depreciation and amortization						34,326,000
Income from operations						11,799,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(5,445,000)
Gain in fair value of derivative financial instruments						25,000
Foreign currency and derivative loss						(7,682,000)
Interest income						1,000
Loss before income taxes						(1,302,000)
Income tax benefit						805,000
Net loss						$(497,000)

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Three Months Ended June 30, 2013
Revenues:
Real estate revenue	$25,023,000	$12,177,000	$5,837,000	$2,357,000	$—	$45,394,000
Expenses:
Rental expenses	8,385,000	823,000	850,000	159,000	—	10,217,000
Segment net operating income	$16,638,000	$11,354,000	$4,987,000	$2,198,000	$—	$35,177,000
Expenses:
General and administrative						$4,369,000
Acquisition related expenses						3,674,000
Depreciation and amortization						16,420,000
Income from operations						10,714,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(4,488,000)
Gain in fair value of derivative financial instruments						123,000
Foreign currency and derivative loss						(330,000)
Interest income						34,000
Net income						$6,053,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Six Months Ended June 30, 2014
Revenues:
Real estate revenue	$78,726,000	$26,503,000	$12,600,000	$27,374,000	$—	$145,203,000
Resident fees and services	—	975,000	—	623,000	38,577,000	40,175,000
Total revenues	78,726,000	27,478,000	12,600,000	27,997,000	38,577,000	185,378,000
Expenses:
Rental expenses	25,180,000	9,207,000	1,746,000	1,800,000	28,370,000	66,303,000
Segment net operating income	$53,546,000	$18,271,000	$10,854,000	$26,197,000	$10,207,000	$119,075,000
Expenses:
General and administrative						$19,890,000
Acquisition related expenses						2,743,000
Depreciation and amortization						67,927,000
Income from operations						28,515,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(10,538,000)
Gain in fair value of derivative financial instruments						75,000
Foreign currency and derivative loss						(9,904,000)
Interest income						4,000
Income before income taxes						8,152,000
Income tax benefit						1,437,000
Net income						$9,589,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Six Months Ended June 30, 2013
Revenues:
Real estate revenue	$46,477,000	$22,927,000	$11,488,000	$4,720,000	$—	$85,612,000
Expenses:
Rental expenses	15,018,000	1,619,000	1,505,000	315,000	—	18,457,000
Segment net operating income	$31,459,000	$21,308,000	$9,983,000	$4,405,000	$—	$67,155,000
Expenses:
General and administrative						$8,439,000
Acquisition related expenses						7,279,000
Depreciation and amortization						31,238,000
Income from operations						20,199,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(8,565,000)
Gain in fair value of derivative financial instruments						212,000
Foreign currency and derivative loss						(330,000)
Interest income						37,000
Net income						$11,553,000
Assets by reportable segment as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Medical office buildings	$1,360,104,000	$1,296,336,000
Senior housing	733,438,000	699,420,000
Skilled nursing facilities	445,017,000	405,774,000
Senior housing–RIDEA	303,729,000	313,279,000
Hospitals	197,477,000	194,847,000
All other	7,478,000	19,070,000
Total assets	$3,047,243,000	$2,928,726,000
Our portfolio of properties and other investments are located in the United States and the United Kingdom. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$82,666,000	$45,394,000	$163,191,000	$85,612,000
United Kingdom	11,256,000	—	22,187,000	—
Total revenues	$93,922,000	$45,394,000	$185,378,000	$85,612,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	December 31,
	2014	2013
Real estate investments, net:
United States	$2,070,820,000	$1,965,110,000
United Kingdom	570,800,000	558,589,000
Total real estate investments, net	$2,641,620,000	$2,523,699,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents, restricted cash accounts and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of June 30, 2014, no one state in the United States accounted for 10.0% or more of our annualized base rent. However, we own UK Senior Housing Portfolio located in the United Kingdom, which accounted for 14.9% of our annualized base rent as of June 30, 2014. Accordingly, there is a geographic concentration of risk subject to fluctuations in the United Kingdom's economy.
Based on leases in effect as of June 30, 2014, our five reportable business segments, medical office buildings, skilled nursing facilities, senior housing, senior housing–RIDEA and hospitals, accounted for 46.6%, 18.7%, 18.4%, 8.5% and 7.8%, respectively, of our annualized base rent. As of June 30, 2014, rental payments by one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	2014 Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date(2)
Myriad Healthcare Limited(3)	£21,610,000	14.9%	UK Senior Housing Portfolio	Senior Housing	962,000	09/10/48
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2014 and was approximately $36,966,000 based on the currency exchange rate as of June 30, 2014. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	UK Senior Housing Portfolio is leased to one tenant under a 35-year absolute net lease with lease termination options on October 1, 2028 and October 1, 2038.

(3)
As of June 30, 2014, £11,754,000, or approximately $20,107,000 based on the currency exchange rate as of June 30, 2014, was outstanding under real estate notes receivable, to affiliates of Myriad Healthcare Limited. See Note 4, Real Estate Notes Receivable, Net, for a further discussion.

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $64,000 and $34,000, respectively, for the three months ended June 30, 2014 and 2013, and $125,000 and $47,000, respectively, for the six months ended June 30, 2014 and 2013. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities and

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

give rise to potentially dilutive shares of our common stock. As of June 30, 2014 and 2013, there were 92,232 and 25,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2014 and 2013, there were 281,800 and 254,400 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Event
Entry into an Agreement and Plan of Merger
On August 5, 2014, we entered into an Agreement and Plan of Merger, or merger agreement, with NorthStar Realty Finance Corp., or parent, NRF Healthcare Subsidiary, LLC, a wholly owned subsidiary of parent, or Merger Sub, and NRF OP Healthcare Subsidiary, LLC, a wholly owned subsidiary of Merger Sub, or the Partnership Merger Sub, and, together with parent and Merger Sub, referred to as the parent parties, pursuant to which, subject to the satisfaction or waiver of certain conditions, our company will be merged with and into Merger Sub, or the Company Merger, and the Partnership Merger Sub will be merged with and into our operating partnership, or Partnership Merger, and, together with the Company Merger, collectively referred to as the mergers. Upon completion of the Company Merger, Merger Sub will survive and the separate corporate existence of our company will cease. Upon completion of the Partnership Merger, our operating partnership will survive and the separate existence of Partnership Merger Sub will cease.
Pursuant to the terms and conditions in the merger agreement, at the effective time of the Company Merger, or the company merger effective time, each share of our common stock, $0.01 par value per share, issued and outstanding immediately prior to the company merger effective time will be converted into the right to receive (i) that number of validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of parent, or parent common stock, equal to the quotient determined by dividing $3.75 by the average parent closing price (as defined in the merger agreement) and rounding the result to the nearest 1/10,000 of a share, or the exchange ratio; provided, that if the average parent closing price is less than $16.00, the exchange ratio will be 0.2344, and if the average parent closing price is greater than $20.17, the exchange ratio will be 0.1859, or the stock consideration, and (ii) $7.75 in cash, or the cash consideration, and, together with the stock consideration, referred to as the merger consideration, subject to adjustment in the event either party pays cash dividends in excess of permitted dividends and subject to any applicable withholding tax. In addition, immediately prior to the company merger effective time, all outstanding shares of our restricted stock will be cancelled in exchange for the right to receive, with respect to each restricted company share so cancelled, an amount equal to the merger consideration.
At the effective time of the Partnership Merger, or the partnership merger effective time, each unit of partnership interests in our operating partnership issued and outstanding immediately prior to the partnership merger effective time held by a limited partner of our operating partnership will be converted into the right to receive the merger consideration. The membership interests of Partnership Merger Sub issued and outstanding immediately prior to the effective time of the Partnership Merger will automatically be cancelled and retired and will cease to exist and no payment will be made with respect thereto.
The consummation of the mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger by the respective holders of a majority of the outstanding shares of our common stock and parent common stock. The obligations of the parties to consummate the mergers are not subject to any financing condition or the receipt of any financing by the parent parties.
We may terminate the merger agreement under certain circumstances in the event that we receive a competing proposal that we conclude, after following certain procedures and adhering to certain restrictions, is a superior proposal (as defined in the merger agreement), so long as the superior proposal was not the result of a breach by us in any material respect of the non-solicitation provisions of the merger agreement. In addition, parent may terminate the merger agreement under certain circumstances and subject to certain restrictions, including if our board of directors effects a company adverse recommendation change. Upon a termination of the merger agreement, under certain circumstances, we will be required to pay a termination fee to parent of $102,000,000. In certain other circumstances, parent will be required to pay us a termination payment of $153,000,000 if parent fails to consummate the Company Merger upon satisfaction or waiver of the conditions to the closing of the Company Merger. If the merger agreement is terminated by us for failure to obtain the approval of parent’s stockholders, parent will be required to pay an alternative termination payment of $35,000,000.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Upon consummation of the mergers, our sub-advisor may be entitled to a subordinated distribution upon termination, to be paid by parent. The amount to which our sub-advisor may be entitled, if any, would be calculated based on the aggregate merger consideration and the amount of distributions paid to our stockholders as of the date of the consummation of the mergers. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Distribution Upon Termination, for a discussion of the method of calculating the subordinated distribution upon termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2014 and December 31, 2013, together with our results of operations for the three months and six ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: our ability to consummate the mergers with NorthStar Realty Finance Corp. and its subsidiaries; changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; our ability to acquire properties pursuant to our investment strategy; the availability of capital and debt financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. Until January 6, 2012, we were externally advised by Grubb & Ellis Healthcare REIT II Advisor, LLC, or our former advisor, pursuant to an advisory agreement, as amended and restated, between us and our former advisor. Effective January 7, 2012, we are externally advised by Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had an initial one-year term, but was subject to successive one year renewals upon mutual consent of the parties. The Advisory Agreement was most recently renewed pursuant to the mutual consent of the parties for a period beginning on June 6, 2014 and ending on January 7, 2015; provided, however, that in the event a definitive agreement relating to a Merger or Terminating Sale Transaction (as such terms are defined in the Amended and Restated Agreement of Limited Partnership, dated April 26, 2014, of our operating partnership) is entered into but not consummated prior to January 7, 2015, the Advisory Agreement will be automatically extended until the consummation or earlier termination of such Merger or Terminating Sale Transaction. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor also provides marketing, sales and client services on our behalf. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, served as our dealer manager in our initial offering effective as of January 7, 2012 and in our follow-on offering. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of June 30, 2014, we had completed 75 acquisitions comprising 289 buildings and approximately 11,277,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,929,461,000.
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
Acquisitions in 2014
For a discussion of property acquisitions in 2014, see Note 3, Real Estate Investments, Net to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our properties operated utilizing a RIDEA structure, as of June 30, 2014, our consolidated properties were 95.1% leased and during the remainder of 2014, 2.9% of the leased GLA is scheduled to expire. Midwest CCRC Portfolio was 96.3% and 95.9%, respectively, leased for the three and six months ended June 30, 2014 and substantially all of our leases with residents at Midwest CCRC Portfolio are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2014, our remaining weighted average lease term was 9.3 years, excluding our properties operated utilizing a RIDEA structure.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Our operating results for the three and six months ended June 30, 2014 and 2013 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts, with the exception of acquisition related expenses, to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in future periods.
As of June 30, 2014, we operated through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December 2013, we operated through four reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we felt it useful to segregate our operations into five reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment.
Except where otherwise noted, the change in our results of operations is primarily due to owning 289 buildings as of June 30, 2014, as compared to 174 buildings as of June 30, 2013. As of June 30, 2014 and 2013, we owned the following types of properties:

	June 30,
	2014			2013
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	144	$1,384,044,000	91.9%	105	$869,370,000	93.4%
Senior housing	60	599,104,000	100%	15	105,936,000	100%
Skilled nursing facilities	45	436,468,000	100%	41	397,468,000	100%
Senior housing–RIDEA	26	310,000,000	(1)	—	—	—
Hospitals	14	199,845,000	100%	13	186,145,000	100%
Total/weighted average(2)	289	$2,929,461,000	95.1%	174	$1,558,919,000	96.0%
_________

(1)	The leased percentage for these 1,079 resident units was 96.3% and 95.9%, respectively, for the three and six months ended June 30, 2014.

(2)	Leased percentage excludes properties operated utilizing a RIDEA structure.
Real Estate Revenue
For the three months ended June 30, 2014 and 2013, real estate revenue was $72,935,000 and $45,394,000, respectively, and was primarily comprised of base rent of $56,329,000 and $35,295,000, respectively, and expense recoveries of $10,268,000 and $7,145,000, respectively.
For the six months ended June 30, 2014 and 2013, real estate revenue was $145,203,000 and $85,612,000, respectively, and was primarily comprised of base rent of $111,715,000 and $66,228,000, respectively, and expense recoveries of $20,836,000 and $13,100,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medical office buildings	$39,459,000	$25,023,000	$78,726,000	$46,477,000
Senior housing	13,828,000	2,357,000	27,374,000	4,720,000
Skilled nursing facilities	13,298,000	12,177,000	26,503,000	22,927,000
Hospitals	6,350,000	5,837,000	12,600,000	11,488,000
Total	$72,935,000	$45,394,000	$145,203,000	$85,612,000
Resident Fees and Services
For the three and six months ended June 30, 2014, resident fees and services was $20,987,000 and $40,175,000, respectively, and related to revenue earned from our operations of senior housing facilities operated utilizing a RIDEA structure. We did not own or operate any real estate investments utilizing a RIDEA structure prior to December 2013.

Rental Expenses
For the three months ended June 30, 2014 and 2013, rental expenses were $34,992,000 and $10,217,000, respectively. For the six months ended June 30, 2014 and 2013, rental expenses were $66,303,000 and $18,457,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Building maintenance	$10,776,000	$2,011,000	$19,723,000	$3,545,000
Administration	10,341,000	380,000	18,966,000	673,000
Real estate taxes	6,185,000	4,299,000	12,292,000	7,825,000
Utilities	3,954,000	1,786,000	7,753,000	3,179,000
Property management fees — affiliates	1,638,000	1,033,000	3,248,000	1,858,000
RIDEA operating management fees	1,333,000	—	2,412,000	—
Insurance	594,000	223,000	1,015,000	425,000
Amortization of leasehold interests	44,000	54,000	88,000	112,000
Other	127,000	431,000	806,000	840,000
Total	$34,992,000	$10,217,000	$66,303,000	$18,457,000
The increase in building maintenance and administration for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily due to the acquisition of senior housing facilities operated utilizing a RIDEA structure in December 2013, the transition of additional skilled nursing and senior housing facilities into a RIDEA structure during 2014 and having additional buildings in the portfolio in 2014 as compared to 2013.
Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Senior housing–RIDEA	$14,185,000	73.2%	$—	—%	$28,370,000	73.5%	$—	—%
Medical office buildings	12,592,000	31.9%	8,385,000	33.5%	25,180,000	32.0%	15,018,000	32.3%
Skilled nursing facilities	6,073,000	42.5%	823,000	6.8%	9,207,000	33.5%	1,619,000	7.1%
Senior housing	1,246,000	8.6%	159,000	6.7%	1,800,000	6.4%	315,000	6.7%
Hospitals	896,000	14.1%	850,000	14.6%	1,746,000	13.9%	1,505,000	13.1%
Total/weighted average	$34,992,000	37.3%	$10,217,000	22.5%	$66,303,000	35.8%	$18,457,000	21.6%
Overall, the percentage of rental expenses as a percentage of revenue in 2014 was higher than in 2013 due to the acquisition of senior housing facilities operated utilizing a RIDEA structure in December 2013, which accounted for 20.8% of total revenues in 2014. In addition, rental expenses as a percentage of revenue on our skilled nursing facilities increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to additional rental expenses incurred in connection with transitioning certain properties into a RIDEA structure in 2014. We anticipate that the percentage of rental expenses to revenue will remain close to the percentage in the current year.

General and Administrative
For the three months ended June 30, 2014 and 2013, general and administrative was $11,704,000 and $4,369,000, respectively. For the six months ended June 30, 2014 and 2013, general and administrative was $19,890,000 and $8,439,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asset management fees — affiliates	$5,783,000	$3,011,000	$11,373,000	$5,729,000
Professional and legal fees	3,989,000	231,000	4,914,000	645,000
Transfer agent services	732,000	530,000	1,466,000	941,000
Franchise taxes	344,000	216,000	706,000	356,000
Board of directors fees	325,000	89,000	535,000	165,000
Bad debt expense, net	210,000	13,000	98,000	118,000
Bank charges	141,000	131,000	274,000	218,000
Directors’ and officers’ liability insurance	96,000	68,000	192,000	137,000
Restricted stock compensation	67,000	27,000	293,000	53,000
Postage & delivery	2,000	39,000	4,000	40,000
Other	15,000	14,000	35,000	37,000
Total	$11,704,000	$4,369,000	$19,890,000	$8,439,000
The increase in general and administrative for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily the result of purchasing additional properties in 2014 and 2013 and thus incurring higher asset management fees to our sub-advisor. In addition, our board of directors, along with its advisors, evaluated our strategic alternatives to maximize stockholder value. As such, professional and legal fees and board of directors fees increased for the three and six months ended June 30, 2014 by $3,266,000 and $3,635,000, respectively, as compared to the three and six months ended June 30, 2013. Lastly, we incurred higher fees for transfer agent services for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to an increase in the number of our investors in connection with the increased equity raise pursuant to our public offerings.
We expect general and administrative to continue to increase in 2014 as our board of directors, along with its advisors, evaluate strategic alternatives and as we purchase additional properties in 2014 and have a full year of operations.
Acquisition Related Expenses
For the three months ended June 30, 2014 and 2013, we incurred acquisition related expenses of $1,101,000 and $3,674,000, respectively. For the three months ended June 30, 2014, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $660,000 incurred to our sub-advisor and its affiliates. For the three months ended June 30, 2013, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $2,756,000 incurred to our sub-advisor and its affiliates. The decrease in acquisition related expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to fewer business combinations in 2014 as compared to 2013.
For the six months ended June 30, 2014 and 2013, we incurred acquisition related expenses of $2,743,000 and $7,279,000, respectively. For the six months ended June 30, 2014, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $1,821,000 incurred to our sub-advisor and its affiliates. For the six months ended June 30, 2013, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $5,173,000 incurred to our sub-advisor and its affiliates. The decrease in acquisition related expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to fewer business combinations in 2014 as compared to 2013.
Depreciation and Amortization
For the three months ended June 30, 2014 and 2013, depreciation and amortization was $34,326,000 and $16,420,000, respectively, and consisted primarily of depreciation on our operating properties of $21,295,000 and $10,920,000, respectively, and amortization on our identified intangible assets of $12,888,000 and $5,429,000, respectively.

For the six months ended June 30, 2014 and 2013, depreciation and amortization was $67,927,000 and $31,238,000, respectively, and consisted primarily of depreciation on our operating properties of $41,942,000 and $20,821,000, respectively, and amortization on our identified intangible assets of $25,709,000 and $10,301,000, respectively.
Interest Expense
For the three months ended June 30, 2014 and 2013, interest expense including gain in fair value of derivative financial instruments was $5,420,000 and $4,365,000, respectively. For the six months ended June 30, 2014 and 2013, interest expense including gain in fair value of derivative financial instruments was $10,463,000 and $8,353,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense — mortgage loans payable and derivative financial instruments	$3,906,000	$4,265,000	$7,920,000	$7,774,000
Interest expense — line of credit	1,338,000	307,000	2,260,000	801,000
Amortization of debt discount and (premium), net	(575,000)	(545,000)	(1,170,000)	(930,000)
Amortization of deferred financing costs — line of credit	559,000	359,000	1,117,000	621,000
Amortization of deferred financing costs — mortgage loans payable	191,000	207,000	385,000	404,000
Loss (gain) on extinguishment of debt — write-off of deferred financing costs and debt premium	26,000	(105,000)	26,000	(105,000)
Gain in fair value of derivative financial instruments	(25,000)	(123,000)	(75,000)	(212,000)
Total	$5,420,000	$4,365,000	$10,463,000	$8,353,000
The increase in interest expense on our unsecured line of credit with Bank of America, N.A., or Bank of America, or our unsecured line of credit, for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily the result of the increase in the borrowings on our unsecured line of credit to purchase properties after the termination of our follow-on offering in October 2013. We expect interest expense on our unsecured line of credit to continue to increase in 2014 as we purchase additional properties in 2014.
Foreign Currency and Derivative Loss
For the three and six months ended June 30, 2014, we had $7,682,000 and $9,904,000, respectively, in net losses resulting from foreign currency transactions as compared to $330,000 for the three and six months ended June 30, 2013. The net losses on foreign currency transactions for the three and six months ended June 30, 2014 were primarily due to an unrealized loss of $8,185,000 and $10,384,000, respectively, on our foreign currency forward contract. For a further discussion of our foreign currency forward contract, including a discussion regarding the fair value measurements, see Note 9, Derivative Financial Instruments, and Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value, to our accompanying condensed consolidated financial statements.
For the three and six months ended June 30, 2013, the $330,000 loss on foreign currency transactions was primarily due to fluctuations in foreign currency exchange rates between the United Kingdom Pound Sterling, or GBP, and the U.S. Dollar, or USD, on a real estate deposit in the amount of £15,000,000 we made on May 16, 2013 pursuant to a letter of intent to acquire UK Senior Housing Portfolio.
Significant fluctuations in foreign currency exchange rates between GBP and USD have material effects on our results of operations and financial position.
Interest Income
For the three months ended June 30, 2014 and 2013, we had interest income of $1,000 and $34,000, respectively, related to interest earned on funds held in cash accounts. For the six months ended June 30, 2014 and 2013, we had interest income of $4,000 and $37,000, respectively, related to interest earned on funds held in cash accounts.
Income Tax Benefit
For the three and six months ended June 30, 2014, we had an income tax benefit of $805,000 and $1,437,000, respectively, as compared to $0 for the three and six months ended June 30, 2013. The income tax benefit for the three and six months ended June 30, 2014 was primarily due to a $925,000 and $1,670,000, respectively, decrease in our foreign deferred tax liabilities on our real estate investments located in the United Kingdom, offset by $120,000 and $281,000, respectively, of foreign income taxes incurred on the 2014 operations of our real estate investments located in the United Kingdom. For a further discussion of our income taxes, see Note 15, Income Taxes, to our accompanying condensed consolidated financial statements.
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
Our total capacity to purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our unsecured revolving line of credit, as well as any future indebtedness that we may incur and any possible future equity offerings. As of June 30, 2014, our cash on hand was $30,878,000 and we had $232,700,000 available on our unsecured line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $10,434,000 to pay interest on our outstanding indebtedness in the remainder of 2014, based on interest rates in effect as of June 30, 2014. In addition, we estimate that we will require $5,154,000 to pay principal on our outstanding indebtedness in the remainder of 2014. We also require resources to make certain payments to our advisor entities and their affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor entities and their affiliates.
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
Based on the properties we owned as of June 30, 2014, we estimate that our expenditures for capital improvements and tenant improvements will require up to $13,264,000 for the remaining six months of 2014. As of June 30, 2014, we had $10,655,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
Operating
Cash flows provided by (used in) operating activities for the six months ended June 30, 2014 and 2013 were $78,590,000 and $(11,550,000), respectively. For the six months ended June 30, 2014 and 2013, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. In addition, for the six months ended June 30, 2013, we paid $51,198,000 to settle contingent consideration obligations that was paid from cash flows from operating activities.
We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing
Cash flows used in investing activities for the six months ended June 30, 2014 and 2013 were $149,873,000 and $205,598,000, respectively. For the six months ended June 30, 2014, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $138,524,000, advances of $10,767,000 on our real estate notes receivable, capital expenditures of $3,225,000 and an increase in restricted cash in the amount of $1,873,000, partially offset by a decrease in real estate and escrow deposits of $3,201,000. For the six months ended June 30, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $173,016,000, $21,242,000 in real estate and escrow deposits, advances of $5,200,000 on our real estate notes receivable, restricted cash in the amount of $4,769,000 and capital expenditures of $1,255,000.
We intend to continue to acquire additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will decrease in 2014 as compared to 2013 due to fewer anticipated acquisitions as a result of the termination of our follow-on offering in October 2013.
Financing
Cash flows provided by financing activities for the six months ended June 30, 2014 and 2013 were $64,380,000 and $378,072,000, respectively. For the six months ended June 30, 2014, such cash flows related primarily to net borrowings on our unsecured line of credit in the amount of $149,300,000, partially offset by distributions to our common stockholders of $62,091,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $16,958,000, share repurchases of $4,860,000 and payments on contingent consideration obligations of $1,028,000. Of the $16,958,000 in payments on our mortgage loans payable, $14,143,000 reflects the early extinguishment of the mortgage loan payables secured by a property in the FLAGS MOB Portfolio and Muskogee Long-Term Acute Care Hospital.
For the six months ended June 30, 2013, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering and our follow-on offering, or our offerings, in the aggregate amount of $688,902,000, offset by net payments on our unsecured line of credit in the amount of $200,000,000, the payment of offering costs of $69,204,000 in connection with our offerings and distributions to our common stockholders of $21,108,000. Additional cash outflows primarily related to share repurchases of $5,254,000, principal payments on our mortgage loans payable in the amount of $7,446,000 and payments on contingent consideration obligations of $3,077,000. Of the $7,446,000 in payments on our mortgage loans payable, $5,036,000 reflects the early extinguishment of a mortgage loan payable on Hardy Oak Medical Office Building.
For a further discussion of our unsecured line of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.
Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering on February 14, 2013 and our follow-on offering on October 30, 2013. However, we anticipate borrowings under our unsecured line of credit and other indebtedness to increase as we acquire additional real estate and real estate-related investments in 2014.
Distributions
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods from January 1, 2013 and ending on September 30, 2014. For distributions declared for each record date in the January 2013 through September 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the $100,000,000 additional shares of our common stock that we registered on September 9, 2013 pursuant to our distribution reinvestment plan, or the Secondary

DRIP. The distributions declared for each record date are paid only from legally available funds. On March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all future distributions declared will be paid in cash to our stockholders.
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
The distributions paid for the six months ended June 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2014		2013
Distributions paid in cash	$62,091,000		$21,108,000
Distributions reinvested	36,909,000		22,830,000
	$99,000,000		$43,938,000
Sources of distributions:
Cash flows from operations	$78,590,000	79.4%	$—	—%
Proceeds from borrowings	20,410,000	20.6	—	—
Offering proceeds	—	—	43,938,000	100
	$99,000,000	100%	$43,938,000	100%
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
As of June 30, 2014, we had an amount payable of $2,979,000 to our sub-advisor or its affiliates comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2014, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities or their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Six Months Ended June 30,
	2014		2013
Distributions paid in cash	$62,091,000		$21,108,000
Distributions reinvested	36,909,000		22,830,000
	$99,000,000		$43,938,000
Sources of distributions:
FFO	$77,441,000	78.2%	$42,749,000	97.3%
Proceeds from borrowings	21,559,000	21.8	—	—
Offering proceeds	—	—	1,189,000	2.7%
	$99,000,000	100%	$43,938,000	100%
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
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2014, our borrowings were 17.1% of the combined fair market value of all of our real estate and real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 13, 2014 and June 30, 2014, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Unsecured Line of Credit
For a discussion of our unsecured line of credit, see Note 8, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2014, we had $298,880,000 ($311,775,000, net of discount and premium) of fixed rate debt and $9,066,000 ($8,868,000, net of discount) of variable rate debt outstanding secured by our properties. As of June 30, 2014, we also had $217,300,000 outstanding under our unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of June 30, 2014, we were in compliance with all such covenants and requirements on our mortgage loans payable and our unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of June 30, 2014, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 3.82% per annum.
Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground and other leases as of June 30, 2014:

	Payments Due by Period
	Less than 1 Year (2014)		1-3 Years (2015-2016)	4-5 Years (2017-2018)	More than 5 Years (after 2018)	Total
Principal payments — fixed rate debt	$2,714,000		$94,305,000	$58,643,000	$143,218,000	$298,880,000
Interest payments — fixed rate debt	7,508,000		25,268,000	15,944,000	56,790,000	105,510,000
Principal payments — variable rate debt	2,440,000	(1)	223,926,000	—	—	226,366,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2014)	2,890,000		5,449,000	—	—	8,339,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of June 30, 2014)	36,000		60,000	—	—	96,000
Ground and other lease obligations	635,000		2,209,000	2,241,000	55,732,000	60,817,000
Total	$16,223,000		$351,217,000	$76,828,000	$255,740,000	$700,008,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,354,000 ($2,156,000, net of discount) secured by Center for Neurosurgery and Spine as of June 30, 2014, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $68,000, $225,000, $148,000 and $75,000 in 2014, 2015-2016, 2017-2018 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $3,669,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 14, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
In addition, based on the currency exchange rate as of June 30, 2014, approximately $107,312,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements. These amounts do not have fixed funding dates, but may be funded in any future year, subject to certain conditions set forth in the applicable loan agreements. We anticipate funding the majority of these commitments in the next three years. There are various maturity dates depending upon the timing of advances, however, the maturity dates of the real estate notes receivable will be no later than March 10, 2022. For a further discussion of the real estate notes receivable, see Note 4, Real Estate Notes Receivable, Net, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet transactions.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, gain or loss from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2014 and 2013. Acquisition fees and expenses are paid in cash and stock by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities and their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities and their affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the contract purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities and their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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

The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(497,000)	$6,053,000	$9,589,000	$11,553,000
Add:
Depreciation and amortization — consolidated properties	34,326,000	16,420,000	67,927,000	31,238,000
Less:
Net loss (income) attributable to noncontrolling interests	3,000	(9,000)	(10,000)	(13,000)
Depreciation and amortization related to noncontrolling interests	(33,000)	(21,000)	(65,000)	(29,000)
FFO	$33,799,000	$22,443,000	$77,441,000	$42,749,000

Acquisition related expenses(1)	$1,101,000	$3,674,000	$2,743,000	$7,279,000
Amortization of above and below market leases(2)	496,000	495,000	864,000	906,000
Amortization of closing costs and origination fees(3)	2,000	42,000	78,000	67,000
Gain in fair value of derivative financial instruments(4)	(25,000)	(123,000)	(75,000)	(212,000)
Foreign currency and derivative loss(4)(5)	7,682,000	330,000	9,904,000	330,000
Loss (gain) on extinguishment of debt(6)	26,000	(105,000)	26,000	(105,000)
Change in deferred rent receivables(7)	(5,908,000)	(2,945,000)	(11,880,000)	(5,628,000)
Adjustments for noncontrolling interests(8)	(4,000)	(1,000)	(2,000)	(1,000)
MFFO	$37,169,000	$23,810,000	$79,099,000	$45,385,000
Weighted average common shares outstanding — basic and diluted	293,304,968	155,827,697	292,474,061	140,121,582
Net (loss) income per common share — basic and diluted	$—	$0.04	$0.03	$0.08
FFO per common share — basic and diluted	$0.12	$0.14	$0.26	$0.31
MFFO per common share — basic and diluted	$0.13	$0.15	$0.27	$0.32
_________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor entities or their affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the contract purchase price of the property, these fees and expenses and other costs related to such property.

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

(8)	Includes all adjustments to eliminate the noncontrolling interests' share of the adjustments described in Notes (1) - (7) to convert our FFO to MFFO.
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
The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(497,000)	$6,053,000	$9,589,000	$11,553,000
General and administrative	11,704,000	4,369,000	19,890,000	8,439,000
Acquisition related expenses	1,101,000	3,674,000	2,743,000	7,279,000
Depreciation and amortization	34,326,000	16,420,000	67,927,000	31,238,000
Interest expense	5,420,000	4,365,000	10,463,000	8,353,000
Foreign currency and derivative loss	7,682,000	330,000	9,904,000	330,000
Interest income	(1,000)	(34,000)	(4,000)	(37,000)
Income tax benefit	(805,000)	—	(1,437,000)	—
Net operating income	$58,930,000	$35,177,000	$119,075,000	$67,155,000
Subsequent Events
For a discussion of subsequent events, see Note 20, Subsequent Event, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, that were provided in our 2013 Annual Report on Form 10-K/A, as filed with the SEC on March 21, 2014.
We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income and changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income. Derivatives are recorded on our accompanying condensed consolidated balance sheets at their fair value of $(27,249,000) as of June 30, 2014. We do not enter into derivative transactions for speculative purposes.
Interest Rate Risk
The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2014.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Fixed rate notes receivable — principal payments	$—	$—	$—	$7,885,000	$6,322,000	$—	$14,207,000	$14,438,000
Weighted average interest rate on maturing notes receivable	—%	—%	—%	7.50%	7.50%	—%	7.50%	—
Variable rate notes receivable — principal payments	$—	$3,672,000	$5,177,000	$5,900,000	$—	$—	$14,749,000	$14,772,000
Weighted average interest rate on maturing notes receivable (based on rates in effect as of June 30, 2014)	—%	7.25%	6.00%	7.50%	—%	—%	6.91%	—

Liabilities
Fixed rate debt — principal payments	$2,714,000	$41,920,000	$52,385,000	$24,574,000	$34,069,000	$143,218,000	$298,880,000	$316,478,000
Weighted average interest rate on maturing debt	5.34%	5.45%	5.86%	4.98%	5.91%	4.36%	5.01%	—
Variable rate debt — principal payments	$2,440,000	$217,472,000	$6,454,000	$—	$—	$—	$226,366,000	$226,739,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2014)	1.32%	2.15%	3.04%	—%	—%	—%	2.17%	—
Real Estate Notes Receivable
As of June 30, 2014, the carrying value of our real estate notes receivable was $29,210,000, which approximates the fair value. As we expect to hold our fixed rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments.
The weighted average effective interest rate on our outstanding real estate notes receivable was 7.20% per annum based on rates in effect as of June 30, 2014. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of June 30, 2014, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable and Line of Credit
As of June 30, 2014, mortgage loans payable were $307,946,000 ($320,643,000, net of discount and premium). As of June 30, 2014, we had 42 fixed rate and two variable rate mortgage loans payable with effective interest rates ranging from 1.25% to 6.60% per annum and a weighted average effective interest rate of 4.94% per annum. As of June 30, 2014, we had $298,880,000 ($311,775,000, net of discount and premium) of fixed rate debt, or 97.1% of mortgage loans payable, at a weighted average effective interest rate of 5.01% per annum and $9,066,000 ($8,868,000, net of discount) of variable rate debt, or 2.9% of mortgage loans payable, at a weighted average effective interest rate of 2.57% per annum. In addition, as of June 30, 2014, we had $217,300,000 outstanding under our unsecured line of credit, at a weighted-average interest rate of 2.15% per annum.
As of June 30, 2014, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 3.82% per annum. $2,354,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,354,000 principal balance is reflected in the 2014 column of the table above.
An increase in the variable interest rate on our unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of June 30, 2014, we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of June 30, 2014, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our unsecured line of credit by $1,102,000, or 5.41% of total annualized interest expense on our line of credit and mortgage loans payable.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the six months ended June 30, 2014, if foreign currency exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by approximately $178,000 for the same period.

In September 2013, we entered into a foreign currency forward contract that matures in September 2014 with an aggregate notional amount of £180,000,000 ($280,908,000 using the contract currency exchange rate of 1.5606) to hedge approximately 56.1%, as of June 30, 2014, of our net investment in the United Kingdom at a fixed GBP rate in USD. Based on a sensitivity analysis, a strengthening or weakening of the USD against the GBP by 10% would result in a $28,091,000 positive or negative change in our cash flows upon settlement of the forward contract. We did not designate this derivative financial instrument as a hedge and therefore the change in fair value of this derivative financial instrument is recorded in foreign currency and derivative loss in our accompanying condensed consolidated statements of operations and comprehensive income. We may enter into similar agreements in the future to further hedge our investment in the United Kingdom or other jurisdictions.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods commencing on January 1, 2013 and ending on September 30, 2014. For distributions declared for each record date in the January 2013 through September 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid in cash or shares of our common stock pursuant to the DRIP and the Secondary DRIP monthly in arrears. The distributions declared for each record date are paid only from legally available funds. On March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all future distributions declared will be paid in cash to our stockholders. We can provide no assurance that we will be able to continue this distribution rate or pay any subsequent distributions.
The distributions paid for the six months ended June 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to cash flows from operations, were as follows:

	Six Months Ended June 30,
	2014		2013
Distributions paid in cash	$62,091,000		$21,108,000
Distributions reinvested	36,909,000		22,830,000
	$99,000,000		$43,938,000
Sources of distributions:
Cash flows from operations	$78,590,000	79.4%	$—	—%
Proceeds from borrowings	20,410,000	20.6	—	—
Offering proceeds	—	—	43,938,000	100
	$99,000,000	100%	$43,938,000	100%

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
As of June 30, 2014, we had an amount payable of $2,979,000 to our sub-advisor or its affiliates comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2014, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities or their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Six Months Ended June 30,
	2014		2013
Distributions paid in cash	$62,091,000		$21,108,000
Distributions reinvested	36,909,000		22,830,000
	$99,000,000		$43,938,000
Sources of distributions:
FFO	$77,441,000	78.2%	$42,749,000	97.3%
Proceeds from borrowings	21,559,000	21.8	—	—
Offering proceeds	—	—	1,189,000	2.7
	$99,000,000	100%	$43,938,000	100%
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
Failure to complete the mergers could negatively impact the value of our common stock and the future value of our business and financial results.
If the mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the mergers, including but not limited to:
•being required, under certain circumstances, to pay parent a termination fee of $102 million;

•	incurrence of substantial costs relating to the proposed mergers, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diversion of resources and the focus of our management from operational matters and other strategic opportunities while working to implement the mergers.
If the mergers are not completed, these risks could negatively impact the value of our common stock, the future value of our business and our financial results.
The pendency of the mergers could adversely affect our business and operations.
In connection with the pending mergers, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the mergers are completed. Due to operating covenants in the merger agreement, we may be unable, during the pendency of the mergers, to pursue certain strategic transactions, acquire new real estate and real-estate related investments, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.
If we do not complete the mergers, there will continue to be no public trading market for shares of our common stock and a public market may never develop.
There currently is no public market for shares of our common stock and, absent the completion of the pending mergers or a similar transaction, there is no assurance that a public market may develop. In addition, our charter does not require us to effect a liquidity event by a specified date. If the mergers are not completed, our stockholders will not have the opportunity to sell their shares of our common stock and our board of directors will review other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the mergers. Our charter also prohibits the ownership of more than 9.9% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit your ability to sell or otherwise dispose of your shares of our common stock. Furthermore, on March 20, 2014, our board of directors suspended our share repurchase plan and we do not anticipate that the board of directors will resume our share repurchase plan while the mergers are pending. As a result, if we do not complete the mergers, you may have to hold your shares of our common stock for an indefinite period of time or, if you are able to sell your shares of our common stock, you likely would have to sell them at a substantial discount to the price you paid for your shares of our common stock. If our share repurchase plan was resumed, the plan contains numerous restrictions that limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares of our common stock pursuant to the plan.
The merger agreement contains provisions that may result in lower merger consideration.
The merger agreement provides that if parent’s average closing price per share (as defined in the merger agreement) is less than $16.00, the stock portion of the merger consideration will be worth less than $3.75 per share, based on an exchange ratio of 0.2344. Accordingly, the stock consideration will be negatively impacted if parent’s average closing price per share is substantially below $16.00 per share.
The merger agreement contains provisions that could discourage a potential competing acquiror of our company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The merger agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any third-party proposals to acquire all or a significant part of our company. With respect to any bona fide third-party acquisition proposal, we generally have an opportunity to offer to modify the terms of the merger agreement in response to such proposal before our board of directors may withdraw or modify its recommendation to our stockholders in response to such acquisition proposal. Upon termination of the merger agreement in certain circumstances, we may be required to pay a substantial termination fee to parent.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that value proposed to be received or realized in the mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the merger agreement.
Parent is party to a debt commitment letter relating to financing required in order to fully fund the cash portion of the merger consideration.  If parent cannot obtain funding, parent may be unable to consummate the mergers.
Parent currently does not have sufficient cash available to fund the cash portion of the Merger Consideration.  Parent is party to a debt commitment letter, but the debt commitment letter contains several conditions to funding.  If parent cannot close the debt financing contemplated by the debt commitment letter, parent may be unable to consummate the mergers.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and limit our ability to make distributions to our stockholders.
As of August 13, 2014, rental payments by one of our tenants, Myriad Healthcare Limited, accounted for approximately 14.7% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Myriad Healthcare Limited, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

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
Griffin Capital and American Healthcare Investors are currently the co-sponsors for other publicly held, non-traded REITs, including Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, and are not precluded from sponsoring other real estate programs in the future. Additionally, the right of first refusal granted to us by our advisor on all medical and healthcare real estate assets that fit within our investment objectives has expired as of April 28, 2014. As a result, we may be buying properties at the same time as one or more other Griffin Capital or American Healthcare Investors programs that are managed or advised by affiliates of our advisor entities. Officers and employees of our advisor entities may face conflicts of interest in allocating investment opportunities between us and these other programs. Therefore, on April 10, 2014, American Healthcare Investors, acting as managing member of both our sub-advisor and the advisor of GA Healthcare REIT III, adopted an asset allocation policy that initially applied until June 30, 2014. On June 23, 2014, the asset allocation policy was renewed for another 30 days and subject to successive automatic 30 day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT III. Pursuant to the asset allocation policy, American Healthcare Investors will allocate potential investment opportunities among us and GA Healthcare REIT III based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects. After consideration and analysis of such factors, if American Healthcare Investors determines that the investment opportunity is suitable for both companies, then: (i) GA Healthcare REIT III will have priority for investment opportunities of $20,000,000 or less, until such time as GA Healthcare REIT III reaches $500,000,000 in aggregate assets (based on contract purchase price); and (ii) we will have priority for (a) investment opportunities of $100,000,000 or greater and (b) international investments, until such time as we reach 30% portfolio leverage (calculated by dividing debt by contract purchase price and based on equity existing as of January 1, 2014). In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for us and GA Healthcare REIT III, the investment opportunity will be offered to the company that has had the longest period of time elapse since it was offered an investment opportunity. Because of this asset allocation policy, qualified investment opportunities may be rendered unavailable for acquisition by us, and therefore, we may be unable to find suitable investments as a result of this asset allocation policy, which could cause the returns on our stockholders’ investments to suffer.
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
None.
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

During the three months ended June 30, 2014, we repurchased shares of our common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plan or Program(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	280,031	$9.75	280,031	(2)
May 1, 2014 to May 31, 2014	—	$—	—	(2)
June 1, 2014 to June 30, 2014	—	$—	—	(2)
Total	280,031	$9.75	280,031
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

(2)
Subject to funds being available, prior to the suspension of the share repurchase plan, we limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder were not subject to this cap. Our board of directors has suspended the share repurchase plan and no requests submitted by stockholders with respect to the second quarter of 2014 will be fulfilled.

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

Griffin-American Healthcare REIT II, Inc. (Registrant)

August 13, 2014	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

August 13, 2014	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.7	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.8
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

10.1*	Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT II Holdings, LP, dated April 26, 2014

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.

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