Form 10-Q
period 2014-09-30
Griffin-American Healthcare REIT II, Inc.
filed 2014-11-13
CIK 1455271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 7, 2014, there were 293,399,469 shares of common stock of Griffin-American Healthcare REIT II, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate investments, net	$2,593,817,000	$2,523,699,000
Real estate notes receivable, net	31,394,000	18,888,000
Cash and cash equivalents	32,181,000	37,955,000
Accounts and other receivables, net	12,543,000	6,906,000
Restricted cash	14,727,000	12,972,000
Real estate and escrow deposits	1,500,000	4,701,000
Identified intangible assets, net	256,156,000	285,667,000
Other assets, net	55,208,000	37,938,000
Total assets	$2,997,526,000	$2,928,726,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$318,609,000	$329,476,000
Line of credit	250,000,000	68,000,000
Accounts payable and accrued liabilities	52,075,000	42,717,000
Accounts payable due to affiliates	2,977,000	2,407,000
Derivative financial instruments	330,000	16,940,000
Identified intangible liabilities, net	11,257,000	11,693,000
Security deposits, prepaid rent and other liabilities	68,169,000	72,262,000
Total liabilities	703,417,000	543,495,000

Commitments and contingencies (Note 12)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 293,399,469 and 290,003,240 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,933,000	2,900,000
Additional paid-in capital	2,667,703,000	2,635,175,000
Accumulated deficit	(390,819,000)	(277,826,000)
Accumulated other comprehensive income	12,205,000	22,776,000
Total stockholders’ equity	2,292,022,000	2,383,025,000
Noncontrolling interests (Note 13)	2,087,000	2,206,000
Total equity	2,294,109,000	2,385,231,000
Total liabilities and equity	$2,997,526,000	$2,928,726,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate revenue	$73,659,000	$52,018,000	$218,862,000	$137,630,000
Resident fees and services	26,325,000	—	66,500,000	—
Total revenues	99,984,000	52,018,000	285,362,000	137,630,000
Expenses:
Rental expenses	35,997,000	11,487,000	102,300,000	29,944,000
General and administrative	11,261,000	6,237,000	31,151,000	14,676,000
Acquisition related expenses	(780,000)	2,301,000	1,963,000	9,580,000
Depreciation and amortization	34,368,000	19,211,000	102,295,000	50,449,000
Total expenses	80,846,000	39,236,000	237,709,000	104,649,000
Income from operations	19,138,000	12,782,000	47,653,000	32,981,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense	(5,640,000)	(4,760,000)	(16,178,000)	(13,325,000)
Gain in fair value of derivative financial instruments	46,000	47,000	121,000	259,000
Foreign currency and derivative gain (loss)	12,162,000	(4,723,000)	2,258,000	(5,053,000)
Interest income	2,000	246,000	6,000	283,000
Income before income taxes	25,708,000	3,592,000	33,860,000	15,145,000
Income tax benefit	688,000	—	2,125,000	—
Net income	26,396,000	3,592,000	35,985,000	15,145,000
Less: net income attributable to noncontrolling interests	(25,000)	(3,000)	(35,000)	(16,000)
Net income attributable to controlling interest	$26,371,000	$3,589,000	$35,950,000	$15,129,000
Net income per common share attributable to controlling interest — basic and diluted	$0.09	$0.02	$0.12	$0.09
Weighted average number of common shares outstanding — basic and diluted	293,307,237	228,053,938	292,754,838	169,754,464
Distributions declared per common share	$0.17	$0.17	$0.51	$0.51

Net income	$26,396,000	$3,592,000	$35,985,000	$15,145,000
Other comprehensive (loss) income:
(Loss) gain on intra-entity foreign currency transactions that are of a long-term investment nature	(26,656,000)	10,955,000	(10,268,000)	10,955,000
Foreign currency translation adjustments	(841,000)	351,000	(313,000)	351,000
Total other comprehensive (loss) income	(27,497,000)	11,306,000	(10,581,000)	11,306,000
Comprehensive (loss) income	(1,101,000)	14,898,000	25,404,000	26,451,000
Less: comprehensive loss (income) attributable to noncontrolling interests	1,000	(12,000)	(25,000)	(25,000)
Comprehensive (loss) income attributable to controlling interest	$(1,100,000)	$14,886,000	$25,379,000	$26,426,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2013	290,003,240	$2,900,000	$2,635,175,000	$(277,826,000)	$22,776,000	$2,383,025,000	$2,206,000	$2,385,231,000
Issuance of common stock	17,066	—	157,000	—	—	157,000	—	157,000
Offering costs — common stock	—	—	(3,000)	—	—	(3,000)	—	(3,000)
Issuance of vested and nonvested restricted common stock	81,540	—	167,000	—	—	167,000	—	167,000
Issuance of common stock under the DRIP	3,801,067	38,000	36,871,000	—	—	36,909,000	—	36,909,000
Repurchase of common stock	(503,444)	(5,000)	(4,855,000)	—	—	(4,860,000)	—	(4,860,000)
Amortization of nonvested common stock compensation	—	—	191,000	—	—	191,000	—	191,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(144,000)	(144,000)
Distributions declared	—	—	—	(148,943,000)	—	(148,943,000)	—	(148,943,000)
Net income	—	—	—	35,950,000	—	35,950,000	35,000	35,985,000
Other comprehensive loss	—	—	—	—	(10,571,000)	(10,571,000)	(10,000)	(10,581,000)
BALANCE — September 30, 2014	293,399,469	$2,933,000	$2,667,703,000	$(390,819,000)	$12,205,000	$2,292,022,000	$2,087,000	$2,294,109,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2012	113,199,988	$1,132,000	$1,010,152,000	$(150,977,000)	$—	$860,307,000	$439,000	$860,746,000
Issuance of common stock	170,497,771	1,705,000	1,734,684,000	—	—	1,736,389,000	—	1,736,389,000
Offering costs — common stock	—	—	(170,810,000)	—	—	(170,810,000)	—	(170,810,000)
Issuance of common stock under the DRIP	4,256,434	43,000	41,287,000	—	—	41,330,000	—	41,330,000
Repurchase of common stock	(770,798)	(8,000)	(7,432,000)	—	—	(7,440,000)	—	(7,440,000)
Amortization of nonvested common stock compensation	—	—	80,000	—	—	80,000	—	80,000
Issuance of limited partnership units	—	—	288,000	—	—	288,000	1,983,000	2,271,000
Offering costs — limited partnership units	—	—	(23,000)	—	—	(23,000)	—	(23,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(92,000)	(92,000)
Distributions declared	—	—	—	(86,377,000)	—	(86,377,000)	—	(86,377,000)
Net income	—	—	—	15,129,000	—	15,129,000	16,000	15,145,000
Other comprehensive income	—	—	—	—	11,297,000	11,297,000	9,000	11,306,000
BALANCE — September 30, 2013	287,183,395	$2,872,000	$2,608,226,000	$(222,225,000)	$11,297,000	$2,400,170,000	$2,355,000	$2,402,525,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,985,000	$15,145,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, leasehold interests, above market leasehold interests, debt discount/premium, closing costs and origination fees)	104,376,000	52,201,000
Contingent consideration related to acquisition of real estate	31,000	(51,198,000)
Deferred rent	(17,643,000)	(9,297,000)
Stock based compensation	358,000	80,000
Acquisition fees paid in stock	67,000	446,000
Bad debt expense, net	576,000	329,000
Unrealized foreign currency loss (gain)	704,000	(337,000)
Change in fair value of contingent consideration	(1,060,000)	273,000
Changes in fair value of derivative financial instruments	(3,425,000)	9,435,000
Gain on property insurance settlement	(352,000)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(6,207,000)	(2,319,000)
Other assets	(2,326,000)	(2,772,000)
Accounts payable and accrued liabilities	12,266,000	8,735,000
Accounts payable due to affiliates	588,000	758,000
Security deposits, prepaid rent and other liabilities	(2,069,000)	1,152,000
Net cash provided by operating activities	121,869,000	22,631,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(140,513,000)	(847,105,000)
Advances on real estate notes receivable	(14,030,000)	(16,871,000)
Principal repayment on real estate note receivable	999,000	—
Closing costs and origination fees on real estate notes receivable, net	(104,000)	(303,000)
Payment on derivative financial instrument	(13,185,000)	—
Capital expenditures	(6,708,000)	(3,336,000)
Restricted cash	(1,755,000)	(4,871,000)
Real estate and escrow deposits	3,201,000	1,217,000
Proceeds from property insurance settlement	352,000	—
Net cash used in investing activities	(171,743,000)	(871,269,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(18,404,000)	(8,839,000)
Borrowings under the line of credit	253,700,000	86,900,000
Payments under the line of credit	(71,700,000)	(286,900,000)
Proceeds from issuance of common stock	—	1,736,186,000
Deferred financing costs	(178,000)	(2,754,000)
Contingent consideration related to acquisition of real estate	(2,005,000)	(4,249,000)
Repurchase of common stock	(4,860,000)	(7,440,000)
Distributions to noncontrolling interests	(144,000)	(76,000)
Purchase of noncontrolling interest	(6,000)	—
Security deposits	331,000	(1,953,000)
Payment of offering costs — common stock	(35,000)	(170,880,000)
Payment of offering costs — limited partnership units	—	(87,000)
Distributions paid	(112,380,000)	(36,778,000)
Net cash provided by financing activities	44,319,000	1,303,130,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,555,000)	454,492,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(219,000)	118,000
CASH AND CASH EQUIVALENTS — Beginning of period	37,955,000	94,683,000
CASH AND CASH EQUIVALENTS — End of period	$32,181,000	$549,293,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$15,564,000	$12,677,000
Income taxes	$1,114,000	$174,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Investing Activities:
Accrued capital expenditures	$2,750,000	$1,195,000
Accrued closing costs — real estate note receivable	$—	$6,000
Tenant improvement overage	$1,008,000	$50,000
Settlement of real estate note receivable	$—	$10,882,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of operating properties:
Other assets	$120,000	$616,000
Mortgage loans payable, net	$9,360,000	$62,712,000
Accounts payable and accrued liabilities	$146,000	$2,376,000
Security deposits, prepaid rent and other liabilities	$647,000	$55,041,000
Financing Activities:
Issuance of common stock under the DRIP	$36,909,000	$41,330,000
Issuance of common stock for acquisitions	$90,000	$914,000
Distributions declared but not paid — common stock	$16,398,000	$14,660,000
Distributions declared but not paid — limited partnership units	$16,000	$16,000
Issuance of limited partnership units	$—	$2,271,000
Accrued offering costs — common stock	$—	$319,000
Receivable from transfer agent	$—	$2,255,000
Accrued deferred financing costs	$—	$21,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. Effective January 7, 2012, we are externally advised by Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had an initial one-year term, but was subject to successive one-year renewals upon mutual consent of the parties. The Advisory Agreement was most recently renewed pursuant to the mutual consent of the parties for a period beginning on June 6, 2014 and ending on January 7, 2015; provided, however, that in the event a definitive agreement relating to a Merger or Terminating Sale Transaction (as such terms are defined in the Amended and Restated Agreement of Limited Partnership, dated April 26, 2014, of our operating partnership) is entered into but not consummated prior to January 7, 2015, the Advisory Agreement will be automatically extended until the consummation or earlier termination of such Merger or Terminating Sale Transaction. See Note 2, Merger Agreement, for a further discussion. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor also provides marketing, sales and client services on our behalf. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, served as our dealer manager in our initial offering effective as of January 7, 2012 and in our follow-on offering. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of September 30, 2014, we had completed 75 acquisitions comprising 289 buildings and approximately 11,277,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,929,461,000.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Merger Agreement
On August 5, 2014, we entered into an Agreement and Plan of Merger, or the merger agreement, with NorthStar Realty Finance Corp., or parent, NRF Healthcare Subsidiary, LLC, a wholly owned subsidiary of parent, or Merger Sub, and NRF OP Healthcare Subsidiary, LLC, a wholly owned subsidiary of Merger Sub, or the Partnership Merger Sub, and, together with parent and Merger Sub, referred to as the parent parties, pursuant to which, subject to the satisfaction or waiver of certain conditions, our company will be merged with and into Merger Sub, or the Company Merger, and the Partnership Merger Sub will be merged with and into our operating partnership, or the Partnership Merger, and, together with the Company Merger, collectively referred to as the mergers. Upon completion of the Company Merger, Merger Sub will survive and the separate corporate existence of our company will cease. Upon completion of the Partnership Merger, our operating partnership will survive and the separate existence of Partnership Merger Sub will cease.
Pursuant to the terms and conditions in the merger agreement, at the effective time of the Company Merger, or the company merger effective time, each share of our common stock, $0.01 par value per share, issued and outstanding immediately prior to the company merger effective time will be converted into the right to receive (i) that number of validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of parent, or parent common stock, equal to the quotient determined by dividing $3.75 by the average parent closing price (as defined in the merger agreement) and rounding the result to the nearest 1/10,000 of a share, or the exchange ratio; provided, that if the average parent closing price is less than $16.00, the exchange ratio will be 0.2344, and if the average parent closing price is greater than $20.17, the exchange ratio will be 0.1859, or the stock consideration, and (ii) $7.75 in cash, or the cash consideration, and, together with the stock consideration, referred to as the merger consideration, subject to adjustment in the event either party pays cash dividends in excess of permitted dividends and subject to any applicable withholding tax. In addition, immediately prior to the company merger effective time, all outstanding shares of our restricted common stock will be cancelled in exchange for the right to receive, with respect to each restricted company share so cancelled, an amount equal to the merger consideration.
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
Upon consummation of the mergers, our sub-advisor may be entitled to a subordinated distribution upon termination, to be paid by parent. The amount to which our sub-advisor may be entitled, if any, would be calculated based on the aggregate merger consideration and the amount of distributions paid to our stockholders as of the date of the consummation of the mergers. See Note 14, Related Party Transactions — Liquidity Stage — Subordinated Distribution Upon Termination, for a discussion of the method of calculating the subordinated distribution upon termination.
3. Summary of Significant Accounting Policies
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2014 and December 31, 2013, we owned greater than a 99.90% general partnership interest therein. On January 4, 2012, our advisor contributed $2,000 to acquire 200 limited partnership units of our operating partnership and as such, as of September 30, 2014 and December 31, 2013, owns less than a 0.01% noncontrolling limited partnership interest in our operating partnership. Between December 31, 2012 and July 16, 2013, 12 investors contributed their interests in 15 buildings in exchange for 281,600 limited partnership units in our operating partnership. As of September 30, 2014 and December 31, 2013, these investors collectively owned less than a 0.10% noncontrolling limited partnership interest in our operating partnership.
Because we are the sole general partner and a limited partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense which is included in general and administrative in our

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

accompanying condensed consolidated statements of operations and comprehensive (loss) income. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2014 and December 31, 2013, we had $591,000 and $323,000, respectively, in allowance for uncollectible accounts which was determined necessary to reduce receivables to our estimate of the amount recoverable.
For the three months ended September 30, 2014, $200,000, net, of our receivables were directly written off to bad debt expense and for the three months ended September 30, 2013, we recovered $43,000, net, of our receivables that had previously been written off to bad debt expense. For the nine months ended September 30, 2014 and 2013, $270,000 and $48,000, respectively, net, of our receivables were directly written off to bad debt expense. For the three months ended September 30, 2014 and 2013, $6,000 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts. For the nine months ended September 30, 2014 and 2013, $29,000 and $25,000, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of September 30, 2014 and December 31, 2013, we did not have an allowance for uncollectible accounts for deferred rent receivables. For the three months ended September 30, 2014 and 2013, $3,000 and $26,000, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the nine months ended September 30, 2014 and 2013, $9,000 and $44,000, respectively, of our deferred rent receivables were directly written off to bad debt expense.
Income Taxes
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders.
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the United Kingdom, which does not accord REIT status to United States REITs under its tax laws. Accordingly, we recognize income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs and foreign income taxes on our real estate investments in the United Kingdom.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the applicable taxing authorities had full knowledge of the relevant facts and circumstances of our positions. As of September 30, 2014 and December 31, 2013, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

when such changes occur. Deferred tax assets, net of valuation allowances are included in other assets in our accompanying condensed consolidated balance sheets. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit (expense) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income when such changes occur. Deferred tax liabilities are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets.
See Note 16, Income Taxes, for a further discussion.
Reclassifications
For the nine months ended September 30, 2013, certain amounts have been reclassified on our accompanying condensed consolidated statements of cash flows to conform to the current year presentation. The reclassifications have no effect on cash flows provided by (used in) operating activities, investing activities and financing activities.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08, which amends the definition of a discontinued operation to raise the threshold for disposals to qualify as discontinued operations and requires additional disclosures about disposal transactions. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components either (i) has been disposed of or (ii) is classified as held for sale. In addition, ASU 2014-08 requires additional disclosures about both (i) a disposal transaction that meets the definition of a discontinued operation and (ii) an individually significant component of an entity that is disposed of or held for sale that does not qualify for discontinued operations presentation in the financial statements. We anticipate that the majority of our property dispositions will not be classified as discontinued operations. ASU 2014-08 is effective prospectively for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 on January 1, 2014, which did not have an impact on our consolidated financial statements.
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
4. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Building and improvements	$2,309,960,000	$2,189,345,000
Land	425,361,000	414,179,000
Furniture, fixtures and equipment	6,858,000	6,410,000
	2,742,179,000	2,609,934,000
Less: accumulated depreciation	(148,362,000)	(86,235,000)
	$2,593,817,000	$2,523,699,000
Depreciation expense for the three months ended September 30, 2014 and 2013 was $21,469,000 and $12,933,000, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $63,411,000 and $33,754,000, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended September 30, 2014, we had capital expenditures of $2,959,000 on our medical office buildings, $68,000 on our skilled nursing facilities and $915,000 on our senior housing–RIDEA facilities. We did not have any capital expenditures on our hospitals and senior housing facilities for the three months ended September 30, 2014.
In addition to the acquisitions discussed below, for the nine months ended September 30, 2014, we had capital expenditures of $7,509,000 on our medical office buildings, $194,000 on our skilled nursing facilities and $1,250,000 on our senior housing–RIDEA facilities. We did not have any capital expenditures on our hospitals and senior housing facilities for the nine months ended September 30, 2014.
We reimburse our advisor entities or their affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2014 and 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of land in May 2013, for which we previously owned a leasehold interest, in Hope, Arkansas for a contract purchase price of $50,000 subsequent to the initial purchase of Dixie-Lobo Medical Office Building Portfolio. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Acquisitions in 2014
For the nine months ended September 30, 2014, we acquired 10 buildings from unaffiliated parties. The aggregate contract purchase price of these properties was $143,750,000 and we incurred $3,737,000 to our advisor entities and their affiliates in acquisition fees in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2014:

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

(8)
Our sub-advisor and its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price which was paid as follows: (i) in cash equal to 2.45% of the contract purchase price and (ii) the remainder in shares of our common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the price paid to acquire a share of our common stock in our follow-on offering, net of selling commissions and dealer manager fees.

(9)
Our sub-advisor was paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.60% of the contract purchase price.

5. Real Estate Notes Receivable, Net
Real estate notes receivable, net consisted of the following as of September 30, 2014 and December 31, 2013:

					Outstanding Balance(2)
Notes Receivable Location of Related Property or Collateral	Origination Date	Maturity Date	Contractual Interest Rate(1)	Maximum Advances Available	September 30, 2014	December 31, 2013	Acquisition Fee(3)
UK Development Facility(4)
United Kingdom	09/11/13	various	7.50%	$108,126,000	$20,271,000	$16,593,000	$425,000
Kissito Note
Roanoke, VA	09/20/13	03/19/15	7.25%	$4,400,000	4,180,000	2,002,000	84,000
Landmark Naples Note
Naples, FL	03/28/14	03/28/16	6.00%	$18,900,000	6,680,000	—	134,000
					31,131,000	18,595,000	$643,000
Unamortized closing costs and origination fees, net					263,000	293,000
Real estate notes receivable, net					$31,394,000	$18,888,000
___________

(1)	Represents the per annum interest rate in effect as of September 30, 2014.

(2)
Outstanding balance represents the original principal balance, increased by any subsequent advances and decreased by any subsequent principal paydowns, and only requires monthly interest payments. The UK Development Facility is subject to certain prepayment restrictions if repaid on or before the maturity date. Based on the currency exchange rate as of September 30, 2014, approximately $86,478,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements.

(3)	Our sub-advisor was paid, as compensation for services in connection with real estate-related investments, an acquisition fee of 2.00% of the total amount advanced through September 30, 2014.

(4)
We entered into the UK Development Facility agreement on July 6, 2013, which was effective upon the acquisition of UK Senior Housing Portfolio on September 11, 2013. There are various maturity dates depending upon the timing of advances; however, the maturity date will be no later than March 10, 2022. Based on the currency exchange rate as of September 30, 2014, the maximum amount of advances available was £66,691,000, or approximately $108,126,000, and the outstanding balance as of September 30, 2014 was £12,503,000, or approximately $20,271,000.

Pursuant to certain terms and conditions which may or may not be satisfied, we have the option to purchase the properties securing the UK Development Facility, Kissito Note and Landmark Naples Note.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following shows the change in the carrying amount of real estate notes receivable, net for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$18,888,000	$5,182,000
Additions:
Advances on real estate notes receivable	14,030,000	16,871,000
Closing costs and origination fees, net	104,000	293,000
Unrealized foreign currency (loss) gain from remeasurement	(495,000)	219,000
Deductions:
Principal repayment of real estate note receivable	(999,000)	(10,882,000)
Amortization of closing costs and origination fees	(134,000)	(85,000)
Ending balance	$31,394,000	$11,598,000
Amortization expense on closing costs and origination fees for the three months ended September 30, 2014 and 2013 was $56,000 and $18,000, respectively, and for the nine months ended September 30, 2014 and 2013, was $134,000 and $85,000, respectively, which was recorded against real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Tenant relationships, net of accumulated amortization of $21,276,000 and $11,128,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 17.5 years and 17.8 years as of September 30, 2014 and December 31, 2013, respectively)	$127,437,000	$131,816,000
In-place leases, net of accumulated amortization of $47,817,000 and $23,364,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 8.6 years and 8.1 years as of September 30, 2014 and December 31, 2013, respectively)	100,391,000	123,780,000
Leasehold interests, net of accumulated amortization of $869,000 and $658,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 63.1 years and 63.8 years as of September 30, 2014 and December 31, 2013, respectively)	15,866,000	16,077,000
Above market leases, net of accumulated amortization of $4,999,000 and $3,466,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 6.1 years and 6.6 years as of September 30, 2014 and December 31, 2013, respectively)	11,879,000	13,400,000
Defeasible interest, net of accumulated amortization of $40,000 and $29,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 39.0 years and 39.8 years as of September 30, 2014 and December 31, 2013, respectively)	583,000	594,000
	$256,156,000	$285,667,000
Amortization expense for the three months ended September 30, 2014 and 2013 was $13,528,000 and $6,966,000, respectively, which included $718,000 and $726,000, respectively, of amortization recorded against real estate revenue for above market leases and $70,000 and $67,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense for the nine months ended September 30, 2014 and 2013 was $40,920,000 and $18,651,000, respectively, which included $2,260,000 and $1,972,000, respectively, of amortization recorded against real estate revenue for above market leases and $211,000 and $205,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
The aggregate weighted average remaining life of the identified intangible assets was 16.4 years and 15.7 years as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$12,079,000
2015	26,235,000
2016	23,943,000
2017	21,884,000
2018	20,082,000
Thereafter	151,933,000
$256,156,000
7. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Deferred rent receivables	$41,931,000	$24,494,000
Deferred financing costs, net of accumulated amortization of $5,777,000 and $3,627,000 as of September 30, 2014 and December 31, 2013, respectively	4,104,000	6,282,000
Prepaid expenses and deposits	2,895,000	2,485,000
Lease commissions, net of accumulated amortization of $776,000 and $393,000 as of September 30, 2014 and December 31, 2013, respectively	6,278,000	4,677,000
	$55,208,000	$37,938,000
Amortization expense on lease commissions for the three months ended September 30, 2014 and 2013 was $159,000 and $105,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $435,000 and $221,000, respectively.
Amortization expense on deferred financing costs for the three months ended September 30, 2014 and 2013 was $760,000 and $779,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $2,352,000 and $1,860,000, respectively. Amortization expense on deferred financing costs is recorded to interest expense in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
For the nine months ended September 30, 2014, $90,000 of the total $2,352,000 was related to the write-off of deferred financing costs due to the early extinguishment of the mortgage loans payable secured by Muskogee Long-Term Acute Care Hospital and a property in the FLAGS MOB Portfolio. For the nine months ended September 30, 2013, $56,000 of the $1,860,000 was related to the write-off of deferred financing costs due to the early extinguishment of a mortgage loan payable secured by Hardy Oak Medical Office Building.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2014, estimated amortization expense on deferred financing costs and lease commissions for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$930,000
2015	2,302,000
2016	1,131,000
2017	940,000
2018	843,000
Thereafter	4,236,000
$10,382,000
8. Mortgage Loans Payable, Net
Mortgage loans payable were $306,499,000 ($318,609,000, net of discount and premium) and $315,722,000 ($329,476,000, net of discount and premium) as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, we had 42 fixed rate and two variable rate mortgage loans payable with effective interest rates ranging from 1.25% to 6.60% per annum and a weighted average effective interest rate of 4.94% per annum based on interest rates in effect as of September 30, 2014. The mortgage loans payable as of September 30, 2014 had maturity dates ranging from February 28, 2015 to September 1, 2047. As of September 30, 2014, we had $297,542,000 ($309,843,000, net of discount and premium) of fixed rate debt, or 97.1% of mortgage loans payable, at a weighted average effective interest rate of 5.01% per annum, and $8,957,000 ($8,766,000, net of discount) of variable rate debt, or 2.9% of mortgage loans payable, at a weighted average effective interest rate of 2.58% per annum.
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
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2014 and December 31, 2013, we were in compliance with all such covenants and requirements.
Mortgage loans payable, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Total fixed rate debt	$297,542,000	$299,680,000
Total variable rate debt	8,957,000	16,042,000
	306,499,000	315,722,000
Less: discount	(193,000)	(216,000)
Add: premium	12,303,000	13,970,000
Mortgage loans payable, net	$318,609,000	$329,476,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following shows the change in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$329,476,000	$291,052,000
Additions:
Assumptions of mortgage loans payable, net	9,360,000	62,712,000
Deductions:
Scheduled principal payments on mortgage loans payable	(4,261,000)	(3,803,000)
Principal payments on early extinguishment of mortgage loans payable	(14,143,000)	(5,036,000)
Amortization of premium/discount on mortgage loans payable	(1,823,000)	(1,739,000)
Ending balance	$318,609,000	$343,186,000
As of September 30, 2014, the principal payments due on our mortgage loans payable for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$3,707,000
2015	42,092,000
2016	58,839,000
2017	24,574,000
2018	34,069,000
Thereafter	143,218,000
$306,499,000
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
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The Credit Agreement, as amended, imposes the following financial covenants, which are specifically defined in the Credit Agreement, as amended: (a) a maximum consolidated leverage ratio; (b) a maximum consolidated secured leverage ratio; (c) a minimum consolidated tangible net worth covenant; (d) a minimum consolidated fixed charge coverage ratio; (e) a maximum dividend payout ratio; (f) a maximum consolidated unencumbered leverage ratio; and (g) a minimum consolidated unencumbered interest coverage ratio. As of September 30, 2014 and December 31, 2013, we were in compliance with all such covenants and requirements.
The Credit Agreement, as amended, requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement, as amended. In the event of default, the lenders have the right to terminate their obligations under the Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
The actual amount of credit available under our unsecured line of credit at any given time is a function of, and is subject to, loan to value and debt service coverage ratios based on net operating income as contained in the Credit Agreement, as amended. Based on the value of our borrowing base properties, as such term is used in the Credit Agreement, as amended, our aggregate borrowing capacity under our unsecured line of credit was $450,000,000 as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, borrowings outstanding under our unsecured line of credit totaled $250,000,000 and $68,000,000, respectively, and $200,000,000 and $382,000,000, respectively, remained available thereunder. The weighted average interest rate on borrowings outstanding as of September 30, 2014 and December 31, 2013 was 2.15% and 2.32%, respectively, per annum.
10. Derivative Financial Instruments
ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We utilize derivatives such as fixed interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. We also use derivative instruments, such as foreign currency forward contracts, to mitigate the effects of the foreign currency fluctuations on future cash flows. Consistent with ASC Topic 815, we record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive (loss) income.
As of September 30, 2014 and December 31, 2013, no derivatives were designated as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and foreign currency fluctuations, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive (loss) income. Changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative gain (loss) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income. We classify the proceeds from (payments on) derivatives according to the nature of the derivative and therefore have included the settlement of the foreign currency forward contract for the nine months ended September 30, 2014 within the cash flows from investing activities section of our accompanying condensed consolidated statements of cash flows.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interest Rate Swaps
For the three months ended September 30, 2014 and 2013, we recorded $46,000 and $47,000, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded $121,000 and $259,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive (loss) income related to the change in the fair value of our interest rate swaps.
The following table lists the interest rate swap contracts held by us as of September 30, 2014:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,288,000	one month LIBOR	6.00%	$(266,000)	Swap	08/15/21
6,669,000	one month LIBOR	4.11%	(64,000)	Swap	10/01/15
$8,957,000			$(330,000)
The following table lists the interest rate swap contracts held by us as of December 31, 2013:

Notional Amount	Index	Interest Rate	Fair Value	Instrument	Maturity Date
$2,483,000	one month LIBOR	6.00%	$(309,000)	Swap	08/15/21
6,798,000	one month LIBOR	4.41%	—	Swap	01/01/14
6,761,000	one month LIBOR	4.28%	(39,000)	Swap	05/01/14
6,784,000	one month LIBOR	4.11%	(103,000)	Swap	10/01/15
$22,826,000			$(451,000)
Foreign Currency Forward Contract
On September 9, 2013, we entered into a foreign currency forward contract to sell £180,000,000 at the fixed foreign currency exchange rate of 1.5606 on September 10, 2014. For the three and nine months ended September 30, 2013, we recorded an unrealized loss of $9,694,000 to foreign currency and derivative gain (loss) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income related to the change in the fair value of our foreign currency forward contract. As of December 31, 2013, the fair value of our foreign currency forward contract was $(16,489,000), which is included in derivative financial instruments in our accompanying condensed consolidated balance sheets. On September 10, 2014, we settled the foreign currency forward contract for $13,185,000, and as such, we recorded a net gain for the three and nine months ended September 30, 2014 of $13,688,000 and $3,304,000, respectively, which is included in foreign currency and derivative gain (loss) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
11. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Below market leases, net of accumulated amortization of $1,602,000 and $887,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 7.2 years and 7.8 years as of September 30, 2014 and December 31, 2013, respectively)	$6,115,000	$6,884,000
Above market leasehold interests, net of accumulated amortization of $165,000 and $83,000 as of September 30, 2014 and December 31, 2013, respectively (with a weighted average remaining life of 67.6 years and 70.0 years as of September 30, 2014 and December 31, 2013, respectively)	5,142,000	4,809,000
	$11,257,000	$11,693,000
Amortization expense on below market leases for the three months ended September 30, 2014 and 2013 was $293,000 and $244,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $971,000 and $584,000, respectively. Amortization expense on below market leases is recorded to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on above market leasehold interests for the three months ended September 30, 2014 and 2013 was $29,000 and $20,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $82,000 and $46,000, respectively. Amortization expense on above market leasehold interests is recorded against rental expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
The aggregate weighted average remaining life of the identified intangible liabilities was 34.8 years and 33.4 years as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, estimated amortization expense on below market leases and above market leasehold interests for the three months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2014	$317,000
2015	1,213,000
2016	1,149,000
2017	994,000
2018	885,000
Thereafter	6,699,000
$11,257,000
12. Commitments and Contingencies
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
13. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
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
Through September 30, 2014, we granted an aggregate of 149,040 shares of our restricted common stock to our independent directors. Through September 30, 2014, we had issued 280,801,806 shares of our common stock in connection with our offerings, 14,305,741 shares of our common stock pursuant to the DRIP and the Secondary DRIP and 105,337 shares of our common stock for property acquisition fees that were issued after the termination of our follow-on offering. We had also repurchased 1,984,677 shares of our common stock under our share repurchase plan through September 30, 2014. As of September 30, 2014 and December 31, 2013, we had 293,399,469 and 290,003,240 shares of our common stock issued and outstanding, respectively.
Offering Costs
Selling Commissions
Initial Offering
Through the termination of our initial offering on February 14, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $0 and $9,102,000 in selling commissions to our dealer manager, respectively. Such commissions were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $69,206,000 and $107,100,000 in selling commissions to our dealer manager, respectively. Such selling commissions were charged to stockholders’ equity as such amounts were reimbursed to our dealer manager from the gross proceeds of our follow-on offering.

Dealer Manager Fee
Initial Offering
Through the termination of our initial offering on February 14, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $0 and $3,981,000 in dealer manager fees to our dealer manager, respectively. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our dealer manager received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager could have re-allowed all or a portion of the dealer manager fee to participating broker-dealers. For the three and nine months ended September 30, 2013, we incurred $30,946,000 and $47,796,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders' equity as such amounts were paid to our dealer manager from the gross proceeds of our follow-on offering.
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income, net of noncontrolling interests, by component consisted of the following for the nine months ended September 30, 2014 and 2013:

	Gain (Loss) on Intra-Entity Foreign Currency Transactions That Are of a Long-Term Investment Nature	Foreign Currency Translation Adjustments	Total
Balance — December 31, 2013	$22,037,000	$739,000	$22,776,000
Net change in current period	(10,258,000)	(313,000)	(10,571,000)
Balance — September 30, 2014	$11,779,000	$426,000	$12,205,000

	Gain on Intra-Entity Foreign Currency Transactions That Are of a Long-Term Investment Nature	Foreign Currency Translation Adjustments	Total
Balance — December 31, 2012	$—	$—	$—
Net change in current period	10,946,000	351,000	11,297,000
Balance — September 30, 2013	$10,946,000	$351,000	$11,297,000
Noncontrolling Interests
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
At the partnership merger effective time, each unit of partnership interests in our operating partnership issued and outstanding immediately prior to the partnership merger effective time held by a limited partner of our operating partnership will be converted into the right to receive the merger consideration. The membership interests of Partnership Merger Sub issued and outstanding immediately prior to the effective time of the Partnership Merger will automatically be cancelled and retired and will cease to exist and no payment will be made with respect thereto. See Note 2, Merger Agreement, for a further discussion.
As of September 30, 2014 and 2013, we owned greater than a 99.90% general partnership interest in our operating partnership and our limited partners owned less than a 0.10% limited partnership interest in our operating partnership. As such, less than 0.10% of the earnings of our operating partnership for the three and nine months ended September 30, 2014 and 2013 were allocated to noncontrolling interests, subject to certain limitations.
Until December 31, 2013, we owned a 98.75% interest in the consolidated limited liability company that owns Pocatello East Medical Office Building, or the Pocatello East MOB property. As such, for the three and nine months ended September 30, 2013, 1.25% of the earnings of the Pocatello East MOB property were allocated to noncontrolling interests. On December 31,

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2013, we purchased the remaining 1.25% noncontrolling interest in the consolidated limited liability company that owns the Pocatello East MOB property that was purchased on July 27, 2010.
Distribution Reinvestment Plan
We adopted the DRIP that allowed stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offerings, subject to certain conditions. On September 9, 2013, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $100,000,000 of additional shares of our common stock pursuant to the Secondary DRIP. We commenced offering shares under the Secondary DRIP on October 30, 2013 following the termination of our follow-on offering. In connection with our board of directors' evaluation of our strategic alternatives, on March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all future distributions declared will be paid in cash to our stockholders.
For the three months ended September 30, 2014 and 2013, $0 and $18,500,000, respectively, in distributions were reinvested and 0 and 1,905,291 shares of our common stock, respectively, were issued pursuant to the Secondary DRIP and the DRIP, respectively.
For the nine months ended September 30, 2014 and 2013, $36,909,000 and $41,330,000, respectively, in distributions were reinvested and 3,801,067 and 4,256,434 shares of our common stock, respectively, were issued pursuant to the Secondary DRIP and the DRIP, respectively.
As of September 30, 2014 and December 31, 2013, a total of $138,238,000 and $101,329,000, respectively, in distributions were reinvested and 14,305,741 and 10,504,674 shares of our common stock, respectively, were issued pursuant to the DRIP and the Secondary DRIP.
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
On November 6, 2012, our board of directors approved an Amended and Restated Share Repurchase Plan, whereby all shares repurchased on or after December 7, 2012 would be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's purchase amount depending on the period of time their shares had been held. Pursuant to the Amended and Restated Share Repurchase Plan, at any time we were engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan would always be equal to or lower than the applicable per share offering price. However, if shares of our common stock were to be repurchased in connection with a stockholder's death or qualifying disability, the repurchase price would be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests would be honored among all requests for repurchase in any given repurchase period, as followed: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. In connection with our board of directors' evaluation of our strategic alternatives, on March 28, 2014, our board of directors suspended our share repurchase plan, and no stockholder repurchase requests submitted will be fulfilled beginning with requests with respect to the second quarter of 2014.
For the three months ended September 30, 2014, we did not repurchase any shares and for the three months ended September 30, 2013, we received share repurchase requests and repurchased 226,123 shares of our common stock for an aggregate of $2,186,000, at an average repurchase price of $9.67 per share. For the nine months ended September 30, 2014 and 2013, we received share repurchase requests and repurchased 503,444 and 770,798 shares of our common stock, respectively, for an aggregate of $4,860,000 and $7,440,000, respectively, at an average repurchase price of $9.65 per share for both periods.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
As of September 30, 2014 and December 31, 2013, we had received share repurchase requests and had repurchased 1,984,677 shares of our common stock for an aggregate of $19,159,000 at an average price of $9.65 per share and 1,481,233 shares of our common stock for an aggregate of $14,299,000 at an average price of $9.65, respectively, using proceeds we received from the sale of shares of our common stock pursuant to the DRIP and the Secondary DRIP.
2009 Incentive Plan
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 2,000,000 shares.

Through September 30, 2014, we granted an aggregate of 60,000 shares of our restricted common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, on November 7, 2012 and January 20, 2014, we granted an aggregate of 7,500 and 81,540 shares, respectively, of restricted common stock to our independent directors in consideration of the board of directors' determination of market compensation for independent directors of similar publicly registered real estate investment trusts and for their past services rendered, respectively. These shares of restricted common stock vest under the same period described above.
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
Pursuant to the terms and conditions in the merger agreement, at the company merger effective time, each share of our common stock will be converted into the right to receive the merger consideration. Immediately prior to the company merger effective time, all outstanding shares of our restricted common stock will be cancelled in exchange for the right to receive, with respect to each restricted company share so cancelled, an amount equal to the merger consideration. See Note 2, Merger Agreement, for a further discussion.
For the three months ended September 30, 2014 and 2013, we recognized compensation expense of $65,000 and $27,000, respectively, and for the nine months ended September 30, 2014 and 2013, we recognized compensation expense of $358,000 and $80,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2014 and 2013, we did not assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
As of September 30, 2014 and December 31, 2013, there was $755,000 and $280,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.07 years.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2014 and December 31, 2013, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $942,000 and $306,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2014 and December 31, 2013, and the changes for the nine months ended September 30, 2014, is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2013	30,000	$10.19
Granted	81,540	$10.22
Vested	(19,308)	$10.19
Forfeited	—	$—
Balance — September 30, 2014	92,232	$10.22
Expected to vest — September 30, 2014	92,232	$10.22
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our sub-advisor, one of our co-sponsors or other affiliated entities. We are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors; however, we are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities. In the aggregate, for the three months ended September 30, 2014 and 2013, we incurred $12,346,000 and $24,062,000, respectively, and for nine months ended September 30, 2014 and 2013, we incurred $38,019,000 and $41,840,000, respectively, in fees and expenses to our affiliates as detailed below. Our advisor, which is not our affiliate, delegates certain advisory duties pursuant to a sub-advisory agreement to our sub-advisor, which is our affiliate. Therefore, although certain obligations under the Advisory Agreement are contractually performed by or for our advisor, only such obligations pursuant to the sub-advisory agreement that are performed by or for our sub-advisor or its affiliates are disclosed in this related party transactions note.
Offering Stage
Other Organizational and Offering Expenses
Other organizational expenses were expensed as incurred and offering expenses were charged to stockholders' equity as such amounts were paid from the gross proceeds of our offerings.
Initial Offering
Through the termination of our initial offering on February 14, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our initial offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2013, we incurred $0 and $116,000, respectively, in offering expenses to our sub-advisor in connection with our initial offering.
Follow-On Offering
Pursuant to our follow-on offering, which commenced February 14, 2013 and terminated on October 30, 2013, our other organizational and offering expenses were paid by our sub-advisor or its affiliates on our behalf. Our sub-advisor or its affiliates were reimbursed for actual expenses incurred up to 1.0% of the gross offering proceeds from the sale of shares of our common stock in our follow-on offering other than shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2013, we incurred $769,000 and $2,715,000 in offering expenses to our sub-advisor in connection with our follow-on offering.
Acquisition and Development Stage
Acquisition Fee
Our sub-advisor or its affiliates receive an acquisition fee of up to 2.60% of the contract purchase price for each property we acquire or 2.0% of the origination or acquisition price for any real estate-related investment we originate or acquire. Until

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

March 31, 2014, the acquisition fee for property acquisitions was paid as follows: (i) in cash equal to 2.45% of the contract purchase price and (ii) the remainder in shares of common stock in an amount equal to 0.15% of the contract purchase price, at $9.20 per share, the price paid to acquire a share of our common stock in our offerings, net of selling commissions and dealer manager fees. Since April 1, 2014, the acquisition fee for property acquisitions is paid in cash equal to 2.60% of the contract purchase price. Our sub-advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments we acquire with funds raised in our offerings including acquisitions completed after the termination of the Advisory Agreement, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. For the three months ended September 30, 2014 and 2013, we incurred $66,000 and $17,484,000, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $4,019,000 and $23,682,000, respectively, in acquisition fees to our sub-advisor and its affiliates, which included 0 shares and 109,576 shares of common stock issued for the three months ended September 30, 2014 and 2013, respectively, and 17,066 shares and 147,789 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively.
Acquisition fees in connection with the acquisition of properties are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income, or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, in our accompanying condensed consolidated balance sheets, as applicable. Acquisition fees in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
Development Fee
In the event our sub-advisor or its affiliates provide development-related services, our sub-advisor or its affiliates receive a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our sub-advisor or its affiliates if our sub-advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. For the three and nine months ended September 30, 2014 and 2013, we did not incur any development fees to our sub-advisor or its affiliates.
Reimbursement of Acquisition Expenses
Our sub-advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which is reimbursed regardless of whether an asset is acquired. For the three and nine months ended September 30, 2014 and 2013, we did not incur any acquisition expenses to our sub-advisor or its affiliates.
Reimbursements of acquisition expenses related to real estate investments are (i) expensed as incurred when they relate to the purchase of a business in accordance with ASC Topic 805 and are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income, or (ii) are capitalized when they relate to the purchase of an asset and included in real estate investments, net, in our accompanying condensed consolidated balance sheets, as applicable. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets.
The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our disinterested directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2014 and 2013, such fees and expenses did not exceed 6.0% of the contract purchase price of our acquisitions, except with respect to our acquisition of land in the Dixie-Lobo Medical Office Building Portfolio on May 2, 2013. Pursuant to our charter, prior to the acquisition of the land, our directors, including a majority of our independent directors, not otherwise interested in the transaction, approved the fees and expenses associated with the acquisition of the land in excess of the 6.0% limit and determined that such fees and expenses were commercially competitive, fair and reasonable to us.
Operational Stage
Asset Management Fee
Our sub-advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.85% of average invested assets existing as of January 6, 2012 and one-twelfth of 0.75% of the

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

average invested assets acquired after January 6, 2012, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of average invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. For the three months ended September 30, 2014 and 2013, we incurred $5,821,000 and $3,392,000, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $17,194,000 and $9,121,000, respectively, in asset management fees to our sub-advisor.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Property Management Fee
Our sub-advisor or its affiliates are paid a monthly property management fee of up to 4.0% of the gross monthly cash receipts from each property managed by our sub-advisor or its affiliates. Our sub-advisor or its affiliates may sub-contract its duties to any third-party, including for fees less than the property management fees payable to our sub-advisor or its affiliates. In addition to the above property management fee, for each property managed directly by entities other than our sub-advisor or its affiliates, we pay our sub-advisor or its affiliates a monthly oversight fee of up to 1.0% of the gross cash receipts from the property; provided however, that in no event will we pay both a property management fee and an oversight fee to our sub-advisor or its affiliates with respect to the same property. For the three months ended September 30, 2014 and 2013, we incurred $1,683,000 and $1,214,000, respectively, and for nine months ended September 30, 2014 and 2013, we incurred $4,931,000 and $3,072,000, respectively, in property management fees and oversight fees to our sub-advisor or its affiliates.
Property management fees and oversight fees are included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
On-site Personnel Payroll
For the three and nine months ended September 30, 2014, we incurred $4,204,000 and $9,695,000, respectively, as a reimbursement of payroll expense for on-site personnel to an affiliate of our advisor, which is included in rental expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income. We did not incur any such amounts for the three and nine months ended September 30, 2013.
Lease Fees
We pay our sub-advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 8.0% of the gross revenues generated during the initial term of the lease. For the three months ended September 30, 2014 and 2013, we incurred $519,000 and $1,174,000, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $1,988,000 and $3,030,000, respectively, in lease fees to our sub-advisor or its affiliates.
Lease fees are capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our sub-advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our sub-advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements. For the three months ended September 30, 2014 and 2013, we incurred $53,000 and $29,000, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $192,000 and $104,000, respectively, in construction management fees to our sub-advisor or its affiliates.
Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or expensed and included in our accompanying condensed consolidated statements of operations and comprehensive (loss) income, as applicable.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operating Expenses
We reimburse our sub-advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our sub-advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the 12 months ended September 30, 2014, our operating expenses did not exceed this limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 21.9%, respectively, for the 12 months ended September 30, 2014. For the three and nine months ended September 30, 2014 and 2013, our sub-advisor or its affiliates did not incur any operating expenses on our behalf.
Operating expense reimbursements are included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Compensation for Additional Services
Our sub-advisor and its affiliates are paid for services performed for us other than those required to be rendered by our sub-advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2014 and 2013, our sub-advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our sub-advisor or its affiliates are paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2014 and 2013, we did not incur any disposition fees to our sub-advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our sub-advisor will be paid a subordinated distribution of net sales proceeds. The distribution from our operating partnership will be equal to 77.09% of 15.0% of the net proceeds from the sales of properties, as set forth in the operating partnership agreement, as amended, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2014 and 2013, we did not incur any such distributions to our sub-advisor.
Subordinated Distribution upon Listing
Upon the listing of shares of our common stock on a national securities exchange, our sub-advisor will be paid a distribution from our operating partnership equal to 77.09% of 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 8.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing, as set forth in the operating partnership agreement, as amended. Actual amounts to be received depend upon the market

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

value of our outstanding stock at the time of listing among other factors. For the three and nine months ended September 30, 2014 and 2013, we did not incur any such distributions to our sub-advisor.
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
Upon termination or non-renewal of the Advisory Agreement in connection with a merger of our company, our sub-advisor will be entitled to a subordinated distribution from our operating partnership equal to 77.09% of 15.0% of the amount, if any, by which (i) the Implied Value (as defined below) of our assets, plus our cash, cash equivalents, deposits, receivables and prepaid assets as of the date of such merger, less any of our indebtedness or other liabilities, less the amount of transaction or selling expenses incurred in connection with such merger, plus total distributions paid through the date of such merger, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus an annual 8.0% cumulative, non-compounded return on the gross proceeds through the date of the merger; provided, that the term “Implied Value” means the sum of (A)(1) the total number of shares of our stock outstanding immediately prior to the merger, multiplied by (2) the aggregate consideration paid per share of our stock in connection with the merger, plus (B) any incentive distributions paid or payable to our advisor, our sub-advisor or our former advisor in connection with the merger, plus (C) any of our indebtedness or other liabilities, plus (D) the amount of transaction or selling expenses incurred by us or on our behalf in connection with the merger as of the date of the merger, minus (E) our cash, cash equivalents, deposits, receivables and prepaid assets.
As of September 30, 2014 and 2013, we had not recorded any charges to earnings related to the subordinated distribution upon termination. Upon consummation of the mergers, our sub-advisor may be entitled to a subordinated distribution upon termination, to be paid by parent. The amount to which our sub-advisor may be entitled, if any, would be calculated based on the aggregate merger consideration and the amount of distributions paid to our stockholders as of the date of the consummation of the mergers. See Note 2, Merger Agreement, for a further discussion.
Executive Stock Purchase Plans
Effective January 1, 2013, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed a stock purchase plan, or the Executive Stock Purchase Plans, whereby they each irrevocably agreed to invest 100%, 50.0% and 50.0%, respectively, of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, our Chief Financial Officer, Shannon K S Johnson, our Senior Vice President of Acquisitions, Stefan K.L. Oh, and our Secretary, Cora Lo, each executed similar Executive Stock Purchase Plans whereby each executive irrevocably agreed to invest 15.0%, 15.0% and 10.0%, respectively, of their net after-tax base salary earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. The Executive Stock Purchase Plans each were to terminate on the earlier of (i) December 31, 2013, (ii) the termination of our offerings, (iii) any suspension of our offerings by our board of directors or a regulatory body, or (iv) the date upon which the number of shares of our common stock owned by such person, when combined with all their other investments in our common stock, exceeds the ownership limits set forth in our charter. In connection with the termination of our follow-on offering on October 30, 2013, the Executive Stock Purchase Plans also terminated, and therefore we did not issue any shares of our common stock pursuant to the applicable stock purchase plan for the three and nine months ended September 30, 2014.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and nine months ended September 30, 2013, our executive officers invested the following amounts and we issued the following shares of our common stock pursuant to the applicable stock purchase plan:

		Three Months Ended		Nine Months Ended
		September 30, 2013		September 30, 2013
Officer's Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chairman of the Board of Directors and Chief Executive Officer	$144,000	15,671	$184,000	20,010
Danny Prosky	President and Chief Operating Officer	76,000	8,264	105,000	11,396
Mathieu B. Streiff	Executive Vice President, General Counsel	74,000	8,099	100,000	10,886
Shannon K S Johnson	Chief Financial Officer	5,000	590	16,000	1,735
Stefan K.L. Oh	Senior Vice President of Acquisitions	6,000	630	14,000	1,547
Cora Lo	Secretary	3,000	355	9,000	998
		$308,000	33,609	$428,000	46,572
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Fee	2014	2013
Asset and property management fees	$2,606,000	$2,201,000
Lease commissions	267,000	83,000
Construction management fees	104,000	94,000
Offering costs	—	28,000
Operating expenses	—	1,000
	$2,977,000	$2,407,000
Asset Allocation Policy
On April 10, 2014, American Healthcare Investors, acting as managing member of our sub-advisor and Griffin-American Healthcare REIT III Advisor, LLC, the advisor of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, another publicly registered non-traded healthcare REIT also co-sponsored by American Healthcare Investors, adopted an asset allocation policy that initially applied until June 30, 2014 to allocate property acquisitions among us and GA Healthcare REIT III. On June 23, 2014, the asset allocation policy was renewed for another 30 days and was subject to successive automatic 30-day renewals until terminated upon notice by American Healthcare Investors, our board of directors or the board of directors of GA Healthcare REIT III. Pursuant to the asset allocation policy, American Healthcare Investors would allocate potential investment opportunities to us and GA Healthcare REIT III based on the consideration of certain factors for each company such as investment objectives; the availability of cash and/or financing to acquire the investment; financial impact; strategic advantages; concentration and/or diversification; and income tax effects.
However, on August 5, 2014, we entered into the merger agreement with parent. The consummation of the merger is subject to certain covenants and closing conditions. One of the covenants contained in the merger agreement restricts our ability to make additional investments that are not approved by parent or expressly authorized in the merger agreement. Accordingly, American Healthcare Investors and our sub-advisor do not anticipate submitting additional material investment opportunities to us while the merger is pending. As a result, on September 30, 2014, American Healthcare Investors suspended the asset allocation policy until the earlier of the date the merger is consummated or the merger agreement is terminated.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Interest rate swaps	$—	$330,000	$—	$330,000
Contingent consideration obligations	—	—	1,741,000	1,741,000
Total liabilities at fair value	$—	$330,000	$1,741,000	$2,071,000

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

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2014 and 2013.
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
Although we have determined that the majority of the inputs used to value our interest rate swaps and foreign currency forward contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate swaps and foreign currency forward

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

contracts. As a result, we have determined that our interest rate swaps and foreign currency forward contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Contingent Consideration
Obligations
In connection with our property acquisitions, we have accrued $1,741,000 and $4,675,000 as contingent consideration obligations as of September 30, 2014 and December 31, 2013, respectively. Such consideration will be paid upon various conditions being met including our tenants achieving certain rent coverage ratios, completing renovation projects or sellers' leasing of unoccupied space. Of the amount accrued as of September 30, 2014, $1,347,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio on August 24, 2012 and $394,000 relates to various other property acquisitions. Of the amount accrued as of December 31, 2013, $3,208,000 relates to our acquisition of Pacific Northwest Senior Care Portfolio and $1,467,000 relates to various other property acquisitions.
We could be required to pay up to $6,525,000 in contingent consideration with respect to our acquisition of Pacific Northwest Senior Care Portfolio. The first $4,700,000 of such contingent consideration can be paid immediately upon notification that improvements up to such dollar amount have been completed by the tenant. The remaining portion of up to $1,825,000 could be paid within three years from the acquisition date provided that (i) the tenant has achieved a certain specified rent coverage ratio computed in the aggregate for the six most recent calendar months and (ii) the tenant has completed additional improvements in an amount up to $1,825,000. The range of payment is between $0 and up to a maximum of $6,525,000; however, such payment will result in an increase in the monthly rent charged to the tenant and additional rental revenue to us. We have assumed that the tenant will use and request the first $4,700,000 for the improvements and that there is a 50.0% probability of the tenant achieving the required rent coverage ratios for six consecutive months to qualify for the additional $1,825,000. As of September 30, 2014, we have made payments of $4,265,000 towards this obligation.

Unobservable Inputs and Reconciliation
The fair value of the contingent consideration is determined based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions based on a probability weighted discounted cash flow analysis based, in part, on significant inputs which are not observable in the market. As a result, we have determined that our contingent consideration valuations are classified in Level 3 of the fair value hierarchy. Our contingent consideration obligations are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets and any changes in their fair value subsequent to their acquisition date valuations are charged to earnings. Gains and losses recognized on the contingent consideration obligations are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
The following table shows quantitative information about unobservable inputs related to Level 3 fair value measurements used as of September 30, 2014 and December 31, 2013 for our most significant contingent consideration obligation:

		Range of Inputs/Inputs		Fair Value
Acquisition	Unobservable Inputs	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pacific Northwest Senior Care Portfolio	Probability of Achieving Required Lease Coverage Ratios	50%	100%	$1,347,000	$3,208,000
	Total Estimated Cost of Tenant Improvements	$6,525,000	$6,525,000
	Percentage of Eligible Payment Requested	100%	100%
___________
Significant increases or decreases in any of the unobservable inputs in isolation or in the aggregate would result in a significantly higher or lower fair value measurement to our contingent consideration obligation as of September 30, 2014 and December 31, 2013. If the lease coverage ratio is not met for Pacific Northwest Senior Care Portfolio, then the fair value would decrease to $435,000 and $1,383,000 as of September 30, 2014 and December 31, 2013, respectively. If the lease coverage ratio is met for Pacific Northwest Senior Care Portfolio, then the fair value would increase to $2,260,000 as of September 30, 2014 and would remain the same as of December 31, 2013. A decrease in the total cost of the tenant improvements would decrease the fair value of the tenant improvement allowance. An increase in the total cost of the tenant improvements would have no

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

impact on the payment. Lastly, if the counterparty requests something less than 100% of the eligible payment, which they have the right to do, then the fair value would decrease.
The following is a reconciliation of the beginning and ending balances of our contingent consideration assets and obligations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contingent Consideration Obligations:
Beginning balance	$3,669,000	$6,489,000	$4,675,000	$60,204,000
Additions to contingent consideration obligations	—	395,000	100,000	682,000
Realized/unrealized (gains) losses recognized in earnings	(952,000)	—	(1,029,000)	273,000
Settlements of obligations	(976,000)	(1,431,000)	(2,005,000)	(55,706,000)
Ending balance	$1,741,000	$5,453,000	$1,741,000	$5,453,000
Amount of total gains included in earnings attributable to the change in unrealized gains related to obligations still held	$(952,000)	$—	$(1,029,000)	$—
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
The fair value of the mortgage loans payable and our unsecured line of credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2014 and December 31, 2013, the fair value of the mortgage loans payable was $319,534,000 and $324,930,000, respectively, compared to the carrying value of $318,609,000 and $329,476,000, respectively. The fair value of our unsecured line of credit as of September 30, 2014 and December 31, 2013 was $250,438,000 and $68,243,000, respectively, compared to the carrying value of $250,000,000 and $68,000,000, respectively. We have determined that the mortgage loans payable and our unsecured line of credit valuations are classified as Level 2 within the fair value hierarchy.
16. Income Taxes
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not incur income taxes for the three and nine months ended September 30, 2013. Components of income before taxes for the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Domestic	$26,772,000	$36,867,000
Foreign	(1,064,000)	(3,007,000)
Income before income taxes	$25,708,000	$33,860,000
The components of income tax expense (benefit) for the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Federal deferred	$(2,733,000)	$(10,279,000)
State deferred	(202,000)	(1,040,000)
Foreign current	116,000	397,000
Foreign deferred	(804,000)	(2,474,000)
Valuation allowances	2,935,000	11,271,000
Total income tax (benefit)	$(688,000)	$(2,125,000)
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2014, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
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

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit in our condensed consolidated statements of operations and comprehensive (loss) income. The components of deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss	$11,271,000	$—
Valuation allowances	(11,271,000)	—
Total deferred income tax assets	$—	$—
Deferred income tax liabilities:
Foreign – built-in-gains, real estate properties	$44,152,000	$47,635,000
Other – temporary differences	2,717,000	2,730,000
Total deferred income tax liabilities	$46,869,000	$50,365,000
17. Business Combinations
2014
For the nine months ended September 30, 2014, we acquired four buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $70,050,000, plus closing costs and acquisition fees of $2,147,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income. See Note 4, Real Estate Investments, Net for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions. Based on quantitative and qualitative considerations, the business combinations we completed during 2014 are not material individually or in the aggregate.
2013
For the nine months ended September 30, 2013, we acquired 34 buildings, which have been accounted for as business combinations. The aggregate contract purchase price was $284,000,000, plus closing costs and acquisition fees of $8,775,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Results of operations for the property acquisitions are reflected in our accompanying condensed consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2013 for the period subsequent to the acquisition date of each property through September 30, 2013. For the period from the acquisition date through September 30, 2013, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
2013 Acquisitions	$12,200,000	$1,611,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following summarizes the fair value of our 2013 property acquisitions at the time of acquisition:

	2013 Acquisitions
Building and improvements	$208,188,000
Land	22,639,000
In-place leases	19,933,000
Tenant relationships	30,592,000
Above market leases	3,306,000
Leasehold interests	467,000
Total assets acquired	285,125,000
Mortgage loans payable, net	(62,712,000)
Below market leases	(1,643,000)
Above market leasehold interest	(147,000)
Other liabilities	(682,000)	(1)
Total liabilities assumed	(65,184,000)
Net assets acquired	$219,941,000
__________

(1)
Included in other liabilities is $395,000 and $287,000 accrued for as contingent consideration in connection with the acquisition of Lacombe MOB II and a building in the Central Indiana MOB Portfolio, respectively. See Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, for a further discussion.

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
18. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. As of September 30, 2014, we evaluated our business and made resource allocations based on five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December 2013, we operated through four reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we segregated our operations into five reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our hospital investments are primarily single tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing facilities and senior housing facilities are acquired and similarly structured as our hospital investments. Our senior housing–RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, foreign currency and derivative gain (loss), interest income and income tax benefit for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

Summary information for the reportable segments during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Three Months Ended September 30, 2014
Revenues:
Real estate revenue	$40,129,000	$13,395,000	$6,418,000	$13,717,000	$—	$73,659,000
Resident fees and services	—	6,085,000	—	788,000	19,452,000	26,325,000
Total revenues	40,129,000	19,480,000	6,418,000	14,505,000	19,452,000	99,984,000
Expenses:
Rental expenses	13,081,000	6,624,000	1,057,000	1,084,000	14,151,000	35,997,000
Segment net operating income	$27,048,000	$12,856,000	$5,361,000	$13,421,000	$5,301,000	$63,987,000
Expenses:
General and administrative						$11,261,000
Acquisition related expenses						(780,000)
Depreciation and amortization						34,368,000
Income from operations						19,138,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(5,640,000)
Gain in fair value of derivative financial instruments						46,000
Foreign currency and derivative gain						12,162,000
Interest income						2,000
Income before income taxes						25,708,000
Income tax benefit						688,000
Net income						$26,396,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Three Months Ended September 30, 2013
Revenues:
Real estate revenue	$28,280,000	$13,226,000	$5,783,000	$4,729,000	$—	$52,018,000
Expenses:
Rental expenses	9,680,000	908,000	713,000	186,000	—	11,487,000
Segment net operating income	$18,600,000	$12,318,000	$5,070,000	$4,543,000	$—	$40,531,000
Expenses:
General and administrative						$6,237,000
Acquisition related expenses						2,301,000
Depreciation and amortization						19,211,000
Income from operations						12,782,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(4,760,000)
Gain in fair value of derivative financial instruments						47,000
Foreign currency and derivative loss						(4,723,000)
Interest income						246,000
Net income						$3,592,000

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Nine Months Ended September 30, 2014
Revenues:
Real estate revenue	$118,854,000	$39,898,000	$19,018,000	$41,092,000	$—	$218,862,000
Resident fees and services	—	7,060,000	—	1,411,000	58,029,000	66,500,000
Total revenues	118,854,000	46,958,000	19,018,000	42,503,000	58,029,000	285,362,000
Expenses:
Rental expenses	38,261,000	15,831,000	2,803,000	2,884,000	42,521,000	102,300,000
Segment net operating income	$80,593,000	$31,127,000	$16,215,000	$39,619,000	$15,508,000	$183,062,000
Expenses:
General and administrative						$31,151,000
Acquisition related expenses						1,963,000
Depreciation and amortization						102,295,000
Income from operations						47,653,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(16,178,000)
Gain in fair value of derivative financial instruments						121,000
Foreign currency and derivative gain						2,258,000
Interest income						6,000
Income before income taxes						33,860,000
Income tax benefit						2,125,000
Net income						$35,985,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Skilled Nursing Facilities	Hospitals	Senior Housing	Senior Housing–RIDEA	Nine Months Ended September 30, 2013
Revenues:
Real estate revenue	$74,756,000	$36,154,000	$17,271,000	$9,449,000	$—	$137,630,000
Expenses:
Rental expenses	24,698,000	2,527,000	2,218,000	501,000	—	29,944,000
Segment net operating income	$50,058,000	$33,627,000	$15,053,000	$8,948,000	$—	$107,686,000
Expenses:
General and administrative						$14,676,000
Acquisition related expenses						9,580,000
Depreciation and amortization						50,449,000
Income from operations						32,981,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium):
Interest expense						(13,325,000)
Gain in fair value of derivative financial instruments						259,000
Foreign currency and derivative loss						(5,053,000)
Interest income						283,000
Net income						$15,145,000
Assets by reportable segment as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Medical office buildings	$1,349,268,000	$1,296,336,000
Senior housing	701,354,000	699,420,000
Skilled nursing facilities	445,298,000	405,774,000
Senior housing–RIDEA	296,951,000	313,279,000
Hospitals	197,548,000	194,847,000
Other	7,107,000	19,070,000
Total assets	$2,997,526,000	$2,928,726,000
Our portfolio of properties and other investments are located in the United States and the United Kingdom. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
United States	$88,846,000	$49,686,000	$252,037,000	$135,298,000
United Kingdom	11,138,000	2,332,000	33,325,000	2,332,000
Total revenues	$99,984,000	$52,018,000	$285,362,000	$137,630,000

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	September 30,	December 31,
	2014	2013
Real estate investments, net:
United States	$2,055,574,000	$1,965,110,000
United Kingdom	538,243,000	558,589,000
Total real estate investments, net	$2,593,817,000	$2,523,699,000
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily real estate notes receivable, cash and cash equivalents, accounts and other receivable, restricted cash and escrow deposits. We are exposed to credit risk with respect to the real estate notes receivable but we believe collection of the outstanding amount is probable and that the risk is further mitigated as the real estate notes receivable are secured by property and there is a guarantee of completion agreement executed between the parent company of the borrowers and us. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents, restricted cash accounts and escrow deposits in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
Based on leases in effect as of September 30, 2014, no one state in the United States accounted for 10.0% or more of our annualized base rent. However, we own UK Senior Housing Portfolio located in the United Kingdom, which accounted for 14.2% of our annualized base rent as of September 30, 2014. Accordingly, there is a geographic concentration of risk subject to fluctuations in the United Kingdom's economy.
Based on leases in effect as of September 30, 2014, our five reportable business segments, medical office buildings, skilled nursing facilities, senior housing, senior housing–RIDEA and hospitals, accounted for 47.0%, 19.0%, 17.8%, 8.4% and 7.8%, respectively, of our annualized base rent. As of September 30, 2014, one of our tenants at our properties accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Property	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date(2)
Myriad Healthcare Limited(3)	£21,621,000	14.2%	UK Senior Housing Portfolio	Senior Housing	962,000	09/10/48
__________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2014 and was approximately $35,054,000 based on the currency exchange rate as of September 30, 2014. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

(2)	UK Senior Housing Portfolio is leased to one tenant under a 35-year absolute net lease with lease termination options on October 1, 2028 and October 1, 2038.

(3)
As of September 30, 2014, £12,503,000, or approximately $20,271,000 based on the currency exchange rate as of September 30, 2014, was outstanding under real estate notes receivable, to affiliates of Myriad Healthcare Limited. See Note 5, Real Estate Notes Receivable, Net, for a further discussion.

20. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) allocated to controlling interest by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) allocated to controlling interest is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $64,000 and $52,000, respectively, for the three months ended September 30, 2014 and 2013, and $189,000 and $99,000, respectively, for the nine months ended September 30, 2014 and 2013. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and exchangeable limited partnership units of our operating partnership are participating securities

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and give rise to potentially dilutive shares of our common stock. As of September 30, 2014 and 2013, there were 92,232 and 25,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2014 and 2013, there were 281,800 and 281,600 units, respectively, of exchangeable limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
21. Subsequent Events
Property Acquisitions
Subsequent to September 30, 2014, we completed the acquisition of two buildings from unaffiliated parties. The aggregate purchase price of these properties was $48,923,000 and we paid $1,272,000 in acquisition fees to our sub-advisor in connection with these acquisitions. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisitions. The following is a summary of our property acquisitions subsequent to September 30, 2014:

Acquisition(1)	Location	Type	Date Acquired	Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Acquisition Fee(4)
Glenwood ALF Portfolio	Effingham, Greenville, Mahomet, Mt Zion and Staunton, IL	Senior Housing-RIDEA	10/31/14	$36,400,000	$—	$36,700,000	$946,000
Shenandoah TX MOB	Shenandoah, TX	Medical Office	11/07/14	$12,523,000	$9,062,000	$3,500,000	$326,000
				$48,923,000	$9,062,000	$40,200,000	$1,272,000
______________

(1)	We own 100% of our properties acquired subsequent to September 30, 2014.

(2)	Represents the balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents borrowings under our unsecured line of credit at the time of acquisition. We periodically advance funds and pay down our unsecured line of credit as needed.

(4)
Our advisor entities and their affiliates were paid in cash, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.60% of the contract purchase price.

Related Party Transaction
On November 5, 2014, NorthStar Asset Management Group Inc., or NSAM, and certain of its affiliates entered into a Unit Purchase Agreement, or the NSAM Agreement, to acquire an approximate 46.7% ownership interest in the business of American Healthcare Investors for upfront cash and stock consideration of $57,500,000, consisting of $37,500,000 of cash and $20,000,000 of NSAM common stock (which stock is subject to certain lock-up and vesting restrictions). NSAM’s investment in the business of American Healthcare Investors will be structured as a joint venture, or the AHI Operating Company, with the current principals of American Healthcare Investors (Messrs. Hanson, Prosky and Streiff) owning approximately 48.7%, NSAM owning approximately 46.7%, and Mr. James F. Flaherty, III, one of NSAM’s partners, owning approximately 4.6%. In addition to the initial purchase consideration, upon the achievement of certain performance-based metrics over a five-year period, NSAM could be required to issue up to an additional $15,000,000 (but not to exceed $3,000,000 in any one year) of NSAM common stock to the current principals of American Healthcare Investors. NSAM will also contribute $2,000,000 in shares of common stock to an equity incentive plan for the benefit of certain employees of the AHI Operating Company. In addition, the AHI Operating Company will issue a warrant to Mr. Flaherty that will permit him at any time during the five-year period after the closing to invest up to an additional $5,000,000 in the AHI Operating Company at a valuation 27.3% higher than the initial valuation.
The AHI Operating Company will be controlled by an Executive Committee comprised of three American Healthcare Investors designees, expected to be Messrs. Hanson, Prosky and Streiff, and two NSAM designees, one of which is expected to be Mr. Flaherty, subject to certain conditions and subject to certain major decisions requiring the approval of a majority of the members of the Executive Committee, including the approval of both NSAM Executive Committee designees. Mr. Flaherty will not hold voting rights in the AHI Operating Company other than in his capacity as a member of the Executive Committee on behalf of NSAM. All of the executive officers of the AHI Operating Company are expected to be current American Healthcare Investors personnel, including Messrs. Hanson, Prosky and Streiff.

GRIFFIN-AMERICAN HEALTHCARE REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The completion of the transaction contemplated by the NSAM Agreement is subject to various closing conditions. The transaction is expected to close five days after, and is contingent upon, the closing of the mergers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT II, Inc. and its subsidiaries, including Griffin-American Healthcare REIT II Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2014 and December 31, 2013, together with our results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: our ability to consummate the mergers, as defined below, with NorthStar Realty Finance Corp. and its subsidiaries; changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; changes in interest and foreign currency exchange rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; our ability to acquire properties pursuant to our investment strategy; the availability of capital and debt financing; and our ongoing relationship with American Healthcare Investors LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT II Holdings, LP, or our operating partnership. Effective January 7, 2012, we are externally advised by Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement had an initial one-year term, but was subject to successive one-year renewals upon mutual consent of the parties. The Advisory Agreement was most recently renewed pursuant to the mutual consent of the parties for a period beginning on June 6, 2014 and ending on January 7, 2015; provided, however, that in the event a definitive agreement relating to a Merger or Terminating Sale Transaction (as such terms are defined in the Amended and Restated

Agreement of Limited Partnership, dated April 26, 2014, of our operating partnership) is entered into but not consummated prior to January 7, 2015, the Advisory Agreement will be automatically extended until the consummation or earlier termination of such Merger or Terminating Sale Transaction. See Merger Agreement below. Our advisor delegates advisory duties to Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Sub-Advisor, or our sub-advisor. Griffin-American Sub-Advisor is jointly owned by our co-sponsors. Our advisor, through our sub-advisor, uses its best efforts, subject to the oversight, review and approval of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties, real estate-related investments and securities on our behalf consistent with our investment policies and objectives. Our advisor also provides marketing, sales and client services on our behalf. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our sub-advisor performs its duties and responsibilities pursuant to a sub-advisory agreement with our advisor and also acts as our fiduciary. Collectively, we refer to our advisor and our sub-advisor as our advisor entities. Griffin Capital Securities, Inc., or Griffin Securities, or our dealer manager, an affiliate of Griffin Capital, served as our dealer manager in our initial offering effective as of January 7, 2012 and in our follow-on offering. We are not affiliated with Griffin Capital, Griffin-American Advisor or Griffin Securities; however, we are affiliated with Griffin-American Sub-Advisor and American Healthcare Investors.
We currently operate through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. As of September 30, 2014, we had completed 75 acquisitions comprising 289 buildings and approximately 11,277,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $2,929,461,000.
Merger Agreement
On August 5, 2014, we entered into an Agreement and Plan of Merger, or the merger agreement, with NorthStar Realty Finance Corp., or parent, NRF Healthcare Subsidiary, LLC, a wholly owned subsidiary of parent, or Merger Sub, and NRF OP Healthcare Subsidiary, LLC, a wholly owned subsidiary of Merger Sub, or the Partnership Merger Sub, and, together with parent and Merger Sub, referred to as the parent parties, pursuant to which, subject to the satisfaction or waiver of certain conditions, our company will be merged with and into Merger Sub, or the Company Merger, and the Partnership Merger Sub will be merged with and into our operating partnership, or the Partnership Merger, and, together with the Company Merger, collectively referred to as the mergers. Upon completion of the Company Merger, Merger Sub will survive and the separate corporate existence of our company will cease. Upon completion of the Partnership Merger, our operating partnership will survive and the separate existence of Partnership Merger Sub will cease.
Pursuant to the terms and conditions in the merger agreement, at the effective time of the Company Merger, or the company merger effective time, each share of our common stock, $0.01 par value per share, issued and outstanding immediately prior to the company merger effective time will be converted into the right to receive (i) that number of validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of parent, or parent common stock, equal to the quotient determined by dividing $3.75 by the average parent closing price (as defined in the merger agreement) and rounding the result to the nearest 1/10,000 of a share, or the exchange ratio; provided, that if the average parent closing price is less than $16.00, the exchange ratio will be 0.2344, and if the average parent closing price is greater than $20.17, the exchange ratio will be 0.1859, or the stock consideration, and (ii) $7.75 in cash, or the cash consideration, and, together with the stock consideration, referred to as the merger consideration, subject to adjustment in the event either party pays cash dividends in excess of permitted dividends and subject to any applicable withholding tax. In addition, immediately prior to the company merger effective time, all outstanding shares of our restricted common stock will be cancelled in exchange for the right to receive, with respect to each restricted company share so cancelled, an amount equal to the merger consideration.
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 3, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2014
For a discussion of property acquisitions in 2014, see Note 4, Real Estate Investments, Net and Note 21, Subsequent Events to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our properties operated utilizing a RIDEA structure, as of September 30, 2014, our properties were 95.0% leased and during the remainder of 2014, 1.4% of the leased GLA is scheduled to expire. Midwest CCRC Portfolio was 97.0% and 96.3%, respectively, leased for the three and nine months ended September 30, 2014 and substantially all of our leases with residents at Midwest CCRC Portfolio are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of September 30, 2014, our remaining weighted average lease term was 9.2 years, excluding our properties operated utilizing a RIDEA structure.
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
In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement and civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Our results of operations for the three and nine months ended September 30, 2014 and 2013 are primarily comprised of income derived from our portfolio of properties and acquisition related expenses in connection with the acquisitions of such properties.
In general, we expect all amounts, with the exception of acquisition related expenses, to increase in the future based on a full year of operations. Our results of operations are not indicative of those expected in future periods.
As of September 30, 2014, we operated through five reportable business segments — medical office buildings, hospitals, skilled nursing facilities, senior housing and senior housing–RIDEA. Prior to December 2013, we operated through four reportable segments; however, with the acquisition of our first senior housing facilities owned and operated utilizing a RIDEA structure in December 2013, we segregated our operations into five reporting segments to assess the performance of our business in the same way that management intends to review our performance and make operating decisions. Prior to June 2013, our senior housing segment was referred to as our assisted living facilities segment.
Except where otherwise noted, the change in our results of operations is primarily due to owning 289 buildings as of September 30, 2014, as compared to 230 buildings as of September 30, 2013. As of September 30, 2014 and 2013, we owned the following types of properties:

	September 30,
	2014			2013
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Purchase Price	Leased %
Medical office buildings	144	$1,384,044,000	91.6%	116	$1,055,420,000	93.1%
Senior housing	60	599,104,000	100%	59	578,103,000	100%
Skilled nursing facilities	45	436,468,000	100%	41	397,468,000	100%
Senior housing–RIDEA	26	310,000,000	(1)	—	—	—
Hospitals	14	199,845,000	100%	14	199,845,000	100%
Total/weighted average(2)	289	$2,929,461,000	95.0%	230	$2,230,836,000	96.1%
_________

(1)	The leased percentage for these 1,079 resident units was 97.0% and 96.3%, respectively, for the three and nine months ended September 30, 2014.

(2)	Leased percentage excludes properties operated utilizing a RIDEA structure.

Real Estate Revenue
For the three months ended September 30, 2014 and 2013, real estate revenue was $73,659,000 and $52,018,000, respectively, and was primarily comprised of base rent of $56,733,000 and $40,483,000, respectively, and expense recoveries of $10,846,000 and $7,795,000, respectively.
For the nine months ended September 30, 2014 and 2013, real estate revenue was $218,862,000 and $137,630,000, respectively, and was primarily comprised of base rent of $168,448,000 and $106,711,000, respectively, and expense recoveries of $31,682,000 and $20,985,000, respectively.
Real estate revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medical office buildings	$40,129,000	$28,280,000	$118,854,000	$74,756,000
Senior housing	13,717,000	4,729,000	41,092,000	9,449,000
Skilled nursing facilities	13,395,000	13,226,000	39,898,000	36,154,000
Hospitals	6,418,000	5,783,000	19,018,000	17,271,000
Total	$73,659,000	$52,018,000	$218,862,000	$137,630,000
Resident Fees and Services
For the three and nine months ended September 30, 2014, resident fees and services were $26,325,000 and $66,500,000, respectively, and related to revenue earned from our operations of senior housing facilities and skilled nursing facilities operated utilizing a RIDEA structure. We did not own or operate any real estate investments utilizing a RIDEA structure prior to December 2013.
Rental Expenses
For the three months ended September 30, 2014 and 2013, rental expenses were $35,997,000 and $11,487,000, respectively. For the nine months ended September 30, 2014 and 2013, rental expenses were $102,300,000 and $29,944,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administration	$10,802,000	$469,000	$29,768,000	$1,142,000
Building maintenance	10,436,000	2,359,000	30,159,000	5,904,000
Real estate taxes	6,138,000	4,386,000	18,430,000	12,211,000
Utilities	4,448,000	2,438,000	12,201,000	5,617,000
Property management fees — affiliates	1,683,000	1,214,000	4,931,000	3,072,000
RIDEA operating management fees	1,330,000	—	3,742,000	—
Insurance	458,000	215,000	1,473,000	640,000
Amortization of leasehold interests	41,000	47,000	129,000	159,000
Other	661,000	359,000	1,467,000	1,199,000
Total	$35,997,000	$11,487,000	$102,300,000	$29,944,000
The increase in administration and building maintenance for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily due to the acquisition of senior housing facilities operated utilizing a RIDEA structure in December 2013, the transition of additional skilled nursing and senior housing facilities into a RIDEA structure during 2014 and having additional buildings in the portfolio in 2014 as compared to 2013.

Rental expenses and rental expenses as a percentage of total revenue by operating segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Senior housing–RIDEA	$14,151,000	72.7%	$—	—%	$42,521,000	73.3%	$—	—%
Medical office buildings	13,081,000	32.6%	9,680,000	34.2%	38,261,000	32.2%	24,698,000	33.0%
Skilled nursing facilities	6,624,000	34.0%	908,000	6.9%	15,831,000	33.7%	2,527,000	7.0%
Senior housing	1,084,000	7.5%	186,000	3.9%	2,884,000	6.8%	501,000	5.3%
Hospitals	1,057,000	16.5%	713,000	12.3%	2,803,000	14.7%	2,218,000	12.8%
Total/weighted average	$35,997,000	36.0%	$11,487,000	22.1%	$102,300,000	35.8%	$29,944,000	21.8%
Overall, the percentage of rental expenses as a percentage of revenue in 2014 was higher than in 2013 due to the acquisition of senior housing facilities operated utilizing a RIDEA structure in December 2013, which accounted for 20.3% of total revenues in 2014. In addition, rental expenses as a percentage of revenue on our skilled nursing and senior housing facilities increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to additional rental expenses incurred in connection with certain properties that transitioned into a RIDEA structure in 2014. We anticipate that the percentage of rental expenses to revenue in the future will remain close to the percentage in the current year.
General and Administrative
For the three months ended September 30, 2014 and 2013, general and administrative was $11,261,000 and $6,237,000, respectively. For the nine months ended September 30, 2014 and 2013, general and administrative was $31,151,000 and $14,676,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset management fees — affiliates	$5,821,000	$3,392,000	$17,194,000	$9,121,000
Professional and legal fees	3,806,000	474,000	8,720,000	1,119,000
Transfer agent services	784,000	687,000	2,250,000	1,628,000
Bad debt expense, net	478,000	211,000	576,000	329,000
Board of directors fees	227,000	76,000	762,000	241,000
Bank charges	143,000	261,000	417,000	479,000
Directors’ and officers’ liability insurance	95,000	78,000	287,000	215,000
Restricted stock compensation	65,000	27,000	358,000	80,000
Postage & delivery	2,000	114,000	6,000	154,000
Franchise taxes	(164,000)	901,000	542,000	1,257,000
Other	4,000	16,000	39,000	53,000
Total	$11,261,000	$6,237,000	$31,151,000	$14,676,000
The increase in general and administrative for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily the result of purchasing additional properties in 2014 and 2013 and thus incurring higher asset management fees to our sub-advisor. In connection with our board of directors' evaluation of our strategic alternatives and our pending mergers, professional and legal fees and board of directors fees increased for the three and nine months ended September 30, 2014 by $3,538,000 and $7,173,000, respectively, as compared to the three and nine months ended September 30, 2013. Lastly, we incurred higher fees for transfer agent services for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to an increase in the number of our investors in connection with the increased equity raise pursuant to our public offerings throughout 2013.
We expect general and administrative to continue to increase in 2014 in connection with the consummation of the mergers and as we purchase additional properties in 2014 and have a full year of operations.

Acquisition Related Expenses
For the three months ended September 30, 2014 and 2013, we incurred acquisition related expenses of $(780,000) and $2,301,000, respectively. For the three months ended September 30, 2014, acquisition related expenses related primarily to an unrealized gain on contingent consideration obligations of $(952,000) mainly due to changes in assumptions related to the Pacific Northwest Senior Care Portfolio obligation, partially offset by $206,000 in acquisition related expenses for pending business combinations. For the three months ended September 30, 2014, we did not incur any acquisition related expenses to our sub-advisor and its affiliates. For the three months ended September 30, 2013, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $1,994,000 incurred to our sub-advisor and its affiliates. The decrease in acquisition related expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to not completing any business combinations for the three months ended September 30, 2014 as compared to nine property acquisitions that were accounted for as business combinations for the three months ended September 30, 2013.
For the nine months ended September 30, 2014 and 2013, we incurred acquisition related expenses of $1,963,000 and $9,580,000, respectively. For the nine months ended September 30, 2014, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $1,821,000 incurred to our sub-advisor and its affiliates. For the nine months ended September 30, 2013, acquisition related expenses related primarily to expenses associated with our acquisitions completed during the period, including acquisition fees of $7,167,000 incurred to our sub-advisor and its affiliates. The decrease in acquisition related expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to fewer business combinations in 2014 as compared to 2013.
Depreciation and Amortization
For the three months ended September 30, 2014 and 2013, depreciation and amortization was $34,368,000 and $19,211,000, respectively, and consisted primarily of depreciation on our operating properties of $21,469,000 and $12,933,000, respectively, and amortization on our identified intangible assets of $12,740,000 and $6,173,000, respectively.
For the nine months ended September 30, 2014 and 2013, depreciation and amortization was $102,295,000 and $50,449,000, respectively, and consisted primarily of depreciation on our operating properties of $63,411,000 and $33,754,000, respectively, and amortization on our identified intangible assets of $38,449,000 and $16,474,000, respectively.
Interest Expense
For the three months ended September 30, 2014 and 2013, interest expense including gain in fair value of derivative financial instruments was $5,594,000 and $4,713,000, respectively. For the nine months ended September 30, 2014 and 2013, interest expense including gain in fair value of derivative financial instruments was $16,057,000 and $13,066,000, respectively. Interest expense consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense — mortgage loans payable and derivative financial instruments	$3,976,000	$4,216,000	$11,896,000	$11,990,000
Interest expense — line of credit	1,490,000	413,000	3,750,000	1,214,000
Amortization of debt discount and (premium), net	(587,000)	(648,000)	(1,757,000)	(1,578,000)
Amortization of deferred financing costs — line of credit	558,000	555,000	1,675,000	1,176,000
Amortization of deferred financing costs — mortgage loans payable	203,000	224,000	588,000	628,000
Loss (gain) on extinguishment of debt — write-off of deferred financing costs and debt premium	—	—	26,000	(105,000)
Gain in fair value of derivative financial instruments	(46,000)	(47,000)	(121,000)	(259,000)
Total	$5,594,000	$4,713,000	$16,057,000	$13,066,000
The increase in interest expense on our unsecured line of credit with Bank of America, N.A., or Bank of America, or our unsecured line of credit, for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily the result of the increase in the borrowings on our unsecured line of credit to purchase properties after the termination of our follow-on offering in October 2013. We expect interest expense on our unsecured line of credit to continue to increase in 2014 as we purchase additional properties and fund additional amounts under our real estate notes receivable.

Foreign Currency and Derivative Gain (Loss)
For the three and nine months ended September 30, 2014, we had $12,162,000 and $2,258,000, respectively, in net gains resulting from foreign currency transactions as compared to a net loss of $(4,723,000) and $(5,053,000), respectively, for the three and nine months ended September 30, 2013. In September 2013, we entered into a foreign currency forward contract with an aggregate notional amount of £180,000,000 ($280,908,000 using the contract currency exchange rate of 1.5606) to hedge a portion of our net investment in the United Kingdom at a fixed United Kingdom Pound Sterling, or GBP, rate in USD. On September 10, 2014, we settled the foreign currency forward contract for $13,185,000, and as such, we recorded a net gain for the three and nine months ended September 30, 2014 of $13,688,000 and $3,304,000, respectively, on the foreign currency forward contract. The net losses on foreign currency transactions in 2013 were primarily due to an unrealized loss of $9,694,000 on the foreign currency forward contract, partially offset by the gains recognized in closing the acquisition of UK Senior Housing Portfolio in the amount of $4,295,000 and re-measurement of real estate notes receivable denominated in GBP as of September 30, 2013 of $219,000.
For a further discussion of the foreign currency forward contract, including a discussion regarding the fair value measurements, see Note 10, Derivative Financial Instruments, and Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value, to our accompanying condensed consolidated financial statements.
Significant fluctuations in foreign currency exchange rates between GBP and USD have material effects on our results of operations and financial position.
Interest Income
For the three months ended September 30, 2014 and 2013, we had interest income of $2,000 and $246,000, respectively, related to interest earned on funds held in cash accounts. For the nine months ended September 30, 2014 and 2013, we had interest income of $6,000 and $283,000, respectively, related to interest earned on funds held in cash accounts. Average cash balances were higher in 2013 as compared to 2014.
Income Tax Benefit
For the three and nine months ended September 30, 2014, we had an income tax benefit of $688,000 and $2,125,000, respectively, as compared to $0 for the three and nine months ended September 30, 2013. The income tax benefit for the three and nine months ended September 30, 2014 was primarily due to a decrease of $804,000 and $2,474,000, respectively, in our foreign deferred tax liabilities on our real estate investments located in the United Kingdom, offset by $116,000 and $397,000, respectively, of foreign income taxes incurred on the 2014 operations of our real estate investments located in the United Kingdom. For a further discussion of our income taxes, see Note 16, Income Taxes, to our accompanying condensed consolidated financial statements.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. We terminated our follow-on offering on October 30, 2013. In the normal course of business, our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. In addition, we expect to have additional demands for funds for general and administrative expenses for the remainder of 2014 related to the consummation of the mergers, as discussed above under Merger Agreement.
Our total capacity to purchase real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our unsecured revolving line of credit, as well as any future indebtedness that we may incur. As of September 30, 2014, our cash on hand was $32,181,000 and we had $200,000,000 available on our unsecured line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $5,179,000 to pay interest on our outstanding indebtedness in the remainder of 2014, based on interest rates in effect as of September 30, 2014. In addition, we estimate that we will require $3,707,000 to pay principal on our outstanding indebtedness in the remainder of 2014. We also require resources to make certain payments to our advisor entities and their affiliates. See Note 14, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor entities and their affiliates.
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
Based on the properties we owned as of September 30, 2014, we estimate that our expenditures for capital improvements and tenant improvements will require up to $11,077,000 for the remaining three months of 2014. As of September 30, 2014, we had $10,526,000 of restricted cash in loan impounds and reserve accounts for capital expenditures, some of which may be used to fund our estimated expenditures for capital improvements and tenant improvements. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Operating
Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were $121,869,000 and $22,631,000, respectively. For the nine months ended September 30, 2014 and 2013, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of acquisition related expenses and general and administrative expenses. In addition, for the nine months ended September 30, 2013, we paid $51,198,000 to settle contingent consideration obligations that was paid from cash flows from operating activities.
We anticipate cash flows from operating activities to increase as we purchase additional properties.
Investing
Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were $171,743,000 and $871,269,000, respectively. For the nine months ended September 30, 2014, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $140,513,000, advances of $14,030,000 on our real estate notes receivable, settlement of our foreign currency forward contract in the amount of $13,185,000, capital expenditures of $6,708,000 and an increase in restricted cash in the amount of $1,755,000, partially offset by a decrease in real estate and escrow deposits of $3,201,000. For the nine months ended September 30, 2013, cash flows used in investing activities related primarily to the acquisition of our properties in the amount of $847,105,000, advances of $16,871,000 on our real estate notes receivable, restricted cash in the amount of $4,871,000 and capital expenditures of $3,336,000, partially offset by a decrease in real estate and escrow deposits $1,217,000.
We intend to continue to acquire a few additional real estate and real estate-related investments, but generally anticipate that cash flows used in investing activities will decrease in 2014 as compared to 2013 due to fewer anticipated acquisitions as a result of the termination of our follow-on offering in October 2013 and in light of the pending consummation of the mergers.
Financing
Cash flows provided by financing activities for the nine months ended September 30, 2014 and 2013 were $44,319,000 and $1,303,130,000, respectively. For the nine months ended September 30, 2014, such cash flows related primarily to net borrowings on our unsecured line of credit in the amount of $182,000,000, partially offset by distributions to our common stockholders of $112,380,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $18,404,000, share repurchases of $4,860,000 and payments on contingent consideration obligations of $2,005,000. Of the $18,404,000 in payments on our mortgage loans payable, $14,143,000 reflects the early extinguishment of the mortgage loans payable secured by Muskogee Long-Term Acute Care Hospital and a property in the FLAGS MOB Portfolio.
For the nine months ended September 30, 2013, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering and our follow-on offering, or our offerings, in the aggregate amount of $1,736,186,000, offset by net payments on our unsecured line of credit in the amount of $200,000,000, the payment of offering costs of $170,880,000 in connection with our offerings and distributions to our common stockholders of $36,778,000. Additional cash outflows primarily related to principal payments on our mortgage loans payable in the amount of $8,839,000, share repurchases of $7,440,000 and payments on contingent consideration obligations of $4,249,000. Of the $8,839,000 in payments on our mortgage loans payable, $5,036,000 reflects the early extinguishment of a mortgage loan payable on Hardy Oak Medical Office Building.
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
Distributions
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods from January 1, 2013 and ending on the earlier of December 31, 2014 or the close of business on the date immediately preceding the effective date of the mergers. See Merger Agreement above. For distributions declared for each record date in the January 2013 through December 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the $100,000,000 of additional shares of our common stock that we registered on September 9, 2013 pursuant to our distribution reinvestment plan, or the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds. On March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all subsequent distributions declared were or will be paid in cash to our stockholders.
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
The distributions paid for the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$112,380,000		$36,778,000
Distributions reinvested	36,909,000		41,330,000
	$149,289,000		$78,108,000
Sources of distributions:
Cash flows from operations	$121,869,000	81.6%	$22,631,000	29.0%
Proceeds from borrowings	27,420,000	18.4	—	—
Offering proceeds	—	—	55,477,000	71.0
	$149,289,000	100%	$78,108,000	100%

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
As of September 30, 2014, we had an amount payable of $2,873,000 to our sub-advisor or its affiliates comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2014, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities or their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$112,380,000		$36,778,000
Distributions reinvested	36,909,000		41,330,000
	$149,289,000		$78,108,000
Sources of distributions:
FFO	$138,147,000	92.5%	$65,520,000	83.9%
Proceeds from borrowings	11,142,000	7.5	—	—
Offering proceeds	—	—	12,588,000	16.1%
	$149,289,000	100%	$78,108,000	100%
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
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 45.0% of all of our properties’ and other real estate-related assets’ combined fair market values, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2014, our borrowings were 18.1% of the combined fair market value of all of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 13, 2014 and September 30, 2014, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 8, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 12, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2014, we had $297,542,000 ($309,843,000, net of discount and premium) of fixed rate debt and $8,957,000 ($8,766,000, net of discount) of variable rate debt outstanding secured by our properties. As of September 30, 2014, we also had $250,000,000 outstanding under our unsecured line of credit.
We are required by the terms of certain loan documents to meet certain covenants, such as occupancy ratios, leverage ratios, net worth ratios, debt service coverage ratios, liquidity ratios, operating cash flow to fixed charges ratios, distribution ratios and reporting requirements. As of September 30, 2014, we were in compliance with all such covenants and requirements on our mortgage loans payable and our unsecured line of credit and we expect to remain in compliance with all such requirements for the next 12 months. As of September 30, 2014, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 3.72% per annum.

Contractual Obligations
The following table provides information with respect to (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our unsecured line of credit, (ii) interest payments on our mortgage loans payable, unsecured line of credit and fixed rate interest rate swaps, and (iii) obligations under our ground and other leases as of September 30, 2014:

	Payments Due by Period
	Less than 1 Year (2014)		1-3 Years (2015-2016)	4-5 Years (2017-2018)	More than 5 Years (after 2018)	Total
Principal payments — fixed rate debt	$1,376,000		$94,305,000	$58,643,000	$143,218,000	$297,542,000
Interest payments — fixed rate debt	3,735,000		25,268,000	15,944,000	56,790,000	101,737,000
Principal payments — variable rate debt	2,331,000	(1)	256,626,000	—	—	258,957,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2014)	1,426,000		5,225,000	—	—	6,651,000
Interest payments — fixed rate interest rate swaps (based on rates in effect as of September 30, 2014)	18,000		59,000	—	—	77,000
Ground and other lease obligations	307,000		2,210,000	2,241,000	55,732,000	60,490,000
Total	$9,193,000		$383,693,000	$76,828,000	$255,740,000	$725,454,000
 ________

(1)
Our variable rate mortgage loan payable in the outstanding principal amount of $2,288,000 ($2,097,000, net of discount) secured by Center for Neurosurgery and Spine as of September 30, 2014, had a fixed rate interest rate swap, thereby effectively fixing our interest rate on this mortgage loan payable to an effective interest rate of 6.00% per annum. This mortgage loan payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable. Assuming the seller does not exercise such right, interest payments, using the 6.00% per annum effective interest rate, would be $33,000, $225,000, $148,000 and $75,000 in 2014, 2015-2016, 2017-2018 and thereafter, respectively.

The table above does not reflect any payments expected under our contingent consideration obligations in the estimated amount of $1,741,000, the majority of which we expect to pay in the next twelve months. For a further discussion of our contingent consideration obligations, see Note 15, Fair Value Measurements — Assets and Liabilities Reported at Fair Value — Contingent Consideration, to our accompanying condensed consolidated financial statements.
In addition, based on the currency exchange rate as of September 30, 2014, approximately $86,478,000 remained available for future funding under our real estate notes receivable, subject to certain conditions set forth in the applicable loan agreements. These amounts do not have fixed funding dates, but may be funded in any future year, subject to certain conditions set forth in the applicable loan agreements. We anticipate funding the majority of these commitments in the next three years. There are various maturity dates depending upon the timing of advances, however, the maturity dates of the real estate notes receivable will be no later than March 10, 2022. For a further discussion of the real estate notes receivable, see Note 5, Real Estate Notes Receivable, Net, to our accompanying condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet transactions.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses (which includes gains and losses on contingent consideration), amortization of above and below market leases, amortization of closing costs and origination fees, fair value adjustments of derivative financial instruments, gains or losses on foreign currency transactions, gain or loss from the extinguishment of debt, change in deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2014 and 2013. Acquisition fees and expenses are paid in cash and stock by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent re-deployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor entities and their affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor entities and their affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor entities and their affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor entities and their affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings.
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

The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$26,396,000	$3,592,000	$35,985,000	$15,145,000
Add:
Depreciation and amortization — consolidated properties	34,368,000	19,211,000	102,295,000	50,449,000
Less:
Net income attributable to noncontrolling interests	(25,000)	(3,000)	(35,000)	(16,000)
Depreciation and amortization related to noncontrolling interests	(33,000)	(29,000)	(98,000)	(58,000)
FFO	$60,706,000	$22,771,000	$138,147,000	$65,520,000

Acquisition related expenses(1)	$(780,000)	$2,301,000	$1,963,000	$9,580,000
Amortization of above and below market leases(2)	425,000	482,000	1,289,000	1,388,000
Amortization of closing costs and origination fees(3)	56,000	18,000	134,000	85,000
Gain in fair value of derivative financial instruments(4)	(46,000)	(47,000)	(121,000)	(259,000)
Foreign currency and derivative (gain) loss (4)(5)	(12,162,000)	4,723,000	(2,258,000)	5,053,000
Loss (gain) on extinguishment of debt(6)	—	—	26,000	(105,000)
Change in deferred rent receivables(7)	(5,754,000)	(3,625,000)	(17,634,000)	(9,253,000)
Adjustments for noncontrolling interests(8)	18,000	(5,000)	16,000	(6,000)
MFFO	$42,463,000	$26,618,000	$121,562,000	$72,003,000
Weighted average common shares outstanding — basic and diluted	293,307,237	228,053,938	292,754,838	169,754,464
Net income per common share — basic and diluted	$0.09	$0.02	$0.12	$0.09
FFO per common share — basic and diluted	$0.21	$0.10	$0.47	$0.39
MFFO per common share — basic and diluted	$0.14	$0.12	$0.42	$0.42
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
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, foreign currency and derivative gain (loss), interest income and income tax benefit. We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
The following is a reconciliation of net income, which is the most directly comparable GAAP financial measure, to net operating income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$26,396,000	$3,592,000	$35,985,000	$15,145,000
General and administrative	11,261,000	6,237,000	31,151,000	14,676,000
Acquisition related expenses	(780,000)	2,301,000	1,963,000	9,580,000
Depreciation and amortization	34,368,000	19,211,000	102,295,000	50,449,000
Interest expense	5,594,000	4,713,000	16,057,000	13,066,000
Foreign currency and derivative (gain) loss	(12,162,000)	4,723,000	(2,258,000)	5,053,000
Interest income	(2,000)	(246,000)	(6,000)	(283,000)
Income tax benefit	(688,000)	—	(2,125,000)	—
Net operating income	$63,987,000	$40,531,000	$183,062,000	$107,686,000
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to our accompanying condensed consolidated financial statements.

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
We have entered into, and in the future may continue to enter into, derivative instruments for which we have not and may not elect hedge accounting treatment. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive (loss) income and changes in the fair value of foreign currency derivative financial instruments are recorded in foreign currency and derivative gain (loss) in our accompanying condensed consolidated statements of operations and comprehensive (loss) income. Derivatives are recorded on our accompanying condensed consolidated balance sheets at their fair value of $(330,000) as of September 30, 2014. We do not enter into derivative transactions for speculative purposes.
Interest Rate Risk
The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2014.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Fixed rate notes receivable — principal payments	$—	$—	$—	$8,286,000	$5,992,000	$—	$14,278,000	$14,623,000
Weighted average interest rate on maturing fixed rate notes receivable	—%	—%	—%	7.50%	7.50%	—%	7.50%	—
Variable rate notes receivable — principal payments	$—	$4,180,000	$6,680,000	$5,993,000	$—	$—	$16,853,000	$16,771,000
Weighted average interest rate on maturing variable rate notes receivable (based on rates in effect as of September 30, 2014)	—%	7.25%	6.00%	7.50%	—%	—%	6.84%	—

Liabilities
Fixed rate debt — principal payments	$1,376,000	$41,920,000	$52,385,000	$24,574,000	$34,069,000	$143,218,000	$297,542,000	$310,675,000
Weighted average interest rate on maturing fixed rate debt	5.35%	5.45%	5.86%	4.98%	5.91%	4.36%	5.01%	—
Variable rate debt — principal payments	$2,331,000	$250,172,000	$6,454,000	$—	$—	$—	$258,957,000	$259,297,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of September 30, 2014)	1.29%	2.15%	3.04%	—%	—%	—%	2.17%	—
Real Estate Notes Receivable
As of September 30, 2014, the carrying value of our real estate notes receivable was $31,394,000, which approximates the fair value. As we expect to hold our fixed rate notes receivable to maturity and the amounts due under such notes would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate notes receivable, would have a significant impact on our operations. Conversely, movements in interest rates on our variable rate notes receivable may change our future earnings and cash flows, but not significantly affect the fair value of those instruments.
The weighted average effective interest rate on our outstanding real estate notes receivable was 7.14% per annum based on rates in effect as of September 30, 2014. A decrease in the variable interest rate on our real estate notes receivable constitutes a market risk. As of September 30, 2014, a 0.50% decrease in the market rates of interest would have no impact on our future earnings and cash flows due to interest rate floors on our variable rate real estate notes receivable.
Mortgage Loans Payable and Line of Credit
As of September 30, 2014, mortgage loans payable were $306,499,000 ($318,609,000, net of discount and premium). As of September 30, 2014, we had 42 fixed rate and two variable rate mortgage loans payable with effective interest rates ranging from 1.25% to 6.60% per annum and a weighted average effective interest rate of 4.94% per annum. As of September 30, 2014, we had $297,542,000 ($309,843,000, net of discount and premium) of fixed rate debt, or 97.1% of mortgage loans payable, at a weighted average effective interest rate of 5.01% per annum and $8,957,000 ($8,766,000, net of discount) of variable rate debt, or 2.9% of mortgage loans payable, at a weighted average effective interest rate of 2.58% per annum. In addition, as of September 30, 2014, we had $250,000,000 outstanding under our unsecured line of credit, at a weighted-average interest rate of 2.15% per annum.
As of September 30, 2014, the weighted average effective interest rate on our outstanding debt, factoring in our fixed rate interest rate swaps, was 3.72% per annum. $2,288,000 of our variable rate mortgage loans payable is due August 15, 2021; however, the principal balance is immediately due upon written request from the seller and seller's confirmation that it shall pay any interest rate swap termination amount that is applicable, and as such, the $2,288,000 principal balance is reflected in the 2014 column of the table above.
An increase in the variable interest rate on our unsecured line of credit and our variable rate mortgage loans payable constitutes a market risk. As of September 30, 2014, we have fixed rate interest rate swaps on all of our variable rate mortgage loans payable and an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of September 30, 2014, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our unsecured line of credit by $1,267,000, or 6.08% of total annualized interest expense on our line of credit and mortgage loans payable.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Based solely on our results for the nine months ended September 30, 2014, if foreign currency exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by approximately $253,000 for the same period.
In September 2013, we entered into a foreign currency forward contract with an aggregate notional amount of £180,000,000 ($280,908,000 using the contract currency exchange rate of 1.5606) to hedge a portion of our net investment in the United Kingdom at a fixed GBP rate in USD. On September 10, 2014, we settled the foreign currency forward contract for $13,185,000. We may enter into similar agreements in the future to further hedge our investment in the United Kingdom or other jurisdictions.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K/A, as filed with the SEC on March 21, 2014, except as noted below.
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
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the quarterly periods from January 1, 2013 and ending on the earlier of December 31, 2014 or the close of business on the date immediately preceding the effective date of the mergers. For distributions declared for each record date in the January 2013 through December 2014 periods, the distributions are calculated based on 365 days in the calendar year and are equal to $0.001863014 per day per share of common stock, which is equal to an annualized distribution rate of 6.65%, assuming a purchase price of $10.22 per share. These distributions are aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to the DRIP and the $100,000,000 additional shares of our common stock that we registered on September 9, 2013 pursuant to our distribution reinvestment plan, or the Secondary DRIP. The distributions declared for each record date are paid only from legally available funds. On March 28, 2014, our board of directors suspended the Secondary DRIP effective beginning with the distributions declared for the month of April 2014, which were payable in May 2014, and all subsequent distributions declared were or will be paid in cash to our stockholders.
The distributions paid for the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to cash flows from operations, were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$112,380,000		$36,778,000
Distributions reinvested	36,909,000		41,330,000
	$149,289,000		$78,108,000
Sources of distributions:
Cash flows from operations	$121,869,000	81.6%	$22,631,000	29.0%
Proceeds from borrowings	27,420,000	18.4	—	—
Offering proceeds	—	—	55,477,000	71.0
	$149,289,000	100%	$78,108,000	100%

Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses are paid from offering proceeds or debt.
For a further discussion of distributions, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.
As of September 30, 2014, we had an amount payable of $2,873,000 to our sub-advisor or its affiliates comprised of asset and property management fees and lease commissions, which will be paid from cash flows from operations in the future as they become due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2014, no amounts due to our advisor entities or its affiliates had been deferred, waived or forgiven. Our advisor entities or their affiliates have no obligations to defer, waive or forgive amounts due to them. In the future, if our advisor entities or their affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to the Secondary DRIP and DRIP, respectively, and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$112,380,000		$36,778,000
Distributions reinvested	36,909,000		41,330,000
	$149,289,000		$78,108,000
Sources of distributions:
FFO	$138,147,000	92.5%	$65,520,000	83.9%
Proceeds from borrowings	11,142,000	7.5	—	—
Offering proceeds	—	—	12,588,000	16.1
	$149,289,000	100%	$78,108,000	100%
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
•being required, under certain circumstances, to pay parent a termination fee of $102,000,000;

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
There currently is no public market for shares of our common stock and, absent the completion of the pending mergers or a similar transaction, there is no assurance that a public market may develop. In addition, our charter does not require us to effect a liquidity event by a specified date. If the mergers are not completed, our stockholders will not have the opportunity to sell their shares of our common stock and our board of directors will review other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the mergers. Our charter also prohibits the ownership of more than 9.9% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit your ability to sell or otherwise dispose of your shares of our common stock. Furthermore, on March 28, 2014, our board of directors suspended our share repurchase plan and we do not anticipate that the board of directors will resume our share repurchase plan while the mergers are pending. As a result, if we do not complete the mergers, you may have to hold your shares of our common stock for an indefinite period of time or, if you are able to sell your shares of our common stock, you likely would have to sell them at a substantial discount to the price you paid for your shares of our common stock. If our share repurchase plan was resumed, the plan contains numerous restrictions that limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares of our common stock pursuant to the plan.
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
As of November 13, 2014, rental payments by one of our tenants, Myriad Healthcare Limited, accounted for approximately 13.9% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Myriad Healthcare Limited, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.

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

Griffin-American Healthcare REIT II, Inc. (Registrant)

November 13, 2014	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

November 13, 2014	By:	/s/ SHANNON K S JOHNSON
Date		Shannon K S Johnson
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Share Purchase Agreement In Relation to the Sale and Purchase of the Entire Issued Share Capital of Caring Homes Health Group Limited (to be renamed GA HC CREIT II CH U.K. Senior Housing Portfolio Limited) by and between Myriad Healthcare Limited (to be renamed Caring Homes Healthcare Group Limited) and GA HC REIT II U.K. SH Acquisition LTD, dated July 6, 2013 (included as Exhibit 2.1 to our Quarterly Report on Form 10-Q filed November 13, 2013 and incorporated herein by reference)

2.2
Agreement and Plan of Merger by and among Griffin-American Healthcare REIT II, Inc., Griffin-American Healthcare REIT II Holdings, LP, NorthStar Realty Finance Corp., NRF Healthcare Subsidiary, LLC, and NRF OP Healthcare Subsidiary, LLC, dated as of August 5, 2014 (included as Exhibit 2.1 to our Current Report on Form 8-K/A filed on August 5, 2014 and incorporated herein by reference)

3.1
Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated July 30, 2009 (included as Exhibit 3.1 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-158111) filed August 5, 2009 and incorporated herein by reference)

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 1, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 3, 2009 and incorporated herein by reference)

3.3
Second Articles of Amendment to the Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated September 18, 2009 (included as Exhibit 3.1 to our Current Report on Form 8-K filed September 21, 2009 and incorporated herein by reference)

3.4
Third Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated June 15, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed June 16, 2011 and incorporated herein by reference)

3.5
Fourth Articles of Amendment to Second Articles of Amendment and Restatement of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.5 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

3.6
Griffin-American Healthcare REIT II, Inc. Certificate of Correction to Second Articles of Amendment and Restatement (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 1, 2014 and incorporated herein by reference)

3.7	Bylaws of Grubb & Ellis Healthcare REIT II, Inc. (included as Exhibit 3.2 to our Registration Statement on Form S-11 (File No. 333-158111) filed March 19, 2009 and incorporated herein by reference)

3.8
Amendment to Bylaws of Grubb & Ellis Healthcare REIT II, Inc. dated January 3, 2012 (included as Exhibit 3.7 to Post-Effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-158111) filed January 4, 2012 and incorporated herein by reference)

4.1
Share Repurchase Plan of Griffin-American Healthcare REIT III, Inc. (included as Exhibit D to the prospectus dated February 26, 2014 filed pursuant to Rule 424(b)(3) (File No. 333-186073) on February 26, 2014 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT II, Inc. (included as Exhibit A to prospectus dated September 9, 2013 filed in our Registration Statement on Form S-3 (File No. 333-191060) on September 9, 2013 and incorporated herein by reference)

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